Form 10-Q
period 2019-06-30
Mohawk Group Holdings, Inc.
filed 2019-08-01
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38937

Mohawk Group Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1739858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
37 East 18th Street, 7th Floor New York, NY	10003
(Address of principal executive offices)	(Zip Code)

(347) 676-1681

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	MWK	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2019, the registrant had 17,625,241 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve and grow profitability;
•	the sufficiency of our cash to meet our liquidity needs;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Mohawk e-Commerce Engine) software platform;
•	our ability to successfully launch new products;
•	our ability to identify and complete merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our estimated total addressable market;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to successfully defend litigation brought against us; and
•	the increased expenses and obligations associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected, or that the plans, intentions or expectations disclosed, in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2018	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$20,029	$39,527
Accounts receivable—net	1,403	4,355
Inventory	30,552	31,369
Prepaid and other current assets	5,418	5,751
Total current assets	57,402	81,002
PROPERTY AND EQUIPMENT—net	268	159
OTHER NON-CURRENT ASSETS	337	135
TOTAL ASSETS	$58,007	$81,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$14,451	$18,707
Accounts payable	15,404	13,754
Accrued and other current liabilities	9,708	12,497
Total current liabilities	39,563	44,958
OTHER LIABILITIES	26	12
TERM LOANS	13,049	13,211
Total liabilities	52,638	58,181
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 11,534,190 shares outstanding at December 31, 2018; 500,000,000 shares authorized and 17,625,241 shares outstanding at June 30, 2019	1	2
Additional paid-in capital	76,348	110,094
Accumulated deficit	(71,020)	(87,034)
Accumulated other comprehensive income	40	53
Total stockholders’ equity	5,369	23,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,007	$81,296

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
NET REVENUE	$14,588	$30,368	$28,904	$48,213
COST OF GOODS SOLD	10,808	18,608	21,658	29,783
GROSS PROFIT	3,780	11,760	7,246	18,430
OPERATING EXPENSES:
Sales and distribution	8,163	11,828	16,956	21,101
Research and development	897	1,860	2,019	3,023
General and administrative	3,130	4,414	5,336	7,780
TOTAL OPERATING EXPENSES:	12,190	18,102	24,311	31,904
OPERATING LOSS	(8,410)	(6,342)	(17,065)	(13,474)
INTEREST EXPENSE—net	506	1,281	1,063	2,494
OTHER EXPENSE (INCOME)—net	16	(13)	(25)	31
LOSS BEFORE INCOME TAXES	(8,932)	(7,610)	(18,103)	(15,999)
PROVISION FOR INCOME TAXES	3	15	3	15
NET LOSS	$(8,935)	$(7,625)	$(18,106)	$(16,014)
Net loss per share, basic and diluted	$(0.90)	$(0.62)	$(1.95)	$(1.35)
Weighted-average number of shares outstanding, basic and diluted	9,963,851	12,206,747	9,273,735	11,872,326

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
NET LOSS	$(8,935)	$(7,625)	$(18,106)	$(16,014)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	18	(12)	76	13
Other comprehensive income (loss)	18	(12)	76	13
COMPREHENSIVE LOSS	$(8,917)	$(7,637)	$(18,030)	$(16,001)

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—April 1, 2018	8,575,950	$1	$47,557	$(48,368)	$15	$(795)
Net loss	—	—	—	(8,935)	—	(8,935)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)	1,536,602	—	20,989	—	—	20,989
Stock-based compensation	—	—	177	—	—	177
Exercise of stock options	4,465	—	18	—	—	18
Other comprehensive income	—	—	—	—	18	18
BALANCE—June 30, 2018	10,117,017	$1	$68,741	$(57,303)	$33	$11,472

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—April 1, 2019	13,940,808	$1	$77,848	$(79,409)	$65	$(1,495)
Net loss	—	—	—	(7,625)	—	(7,625)
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,627	—	—	29,628
Stock-based compensation	—	—	2,619	—	—	2,619
Exercise of stock options	44	—	—	—	—	—
Other comprehensive income	—	—	—	—	(12)	(12)
BALANCE—June 30, 2019	17,625,241	$2	$110,094	$(87,034)	$53	$23,115

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2018	8,575,950	$1	$47,393	$(39,197)	$(43)	$8,154
Net loss	—	—	—	(18,106)	—	(18,106)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)	1,536,602	—	20,989	—	—	20,989
Stock-based compensation	—	—	341	—	—	341
Exercise of stock options	4,465	—	18	—	—	18
Other comprehensive income	—	—	—	—	76	76
BALANCE—June 30, 2018	10,117,017	$1	$68,741	$(57,303)	$33	$11,472

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(16,014)	—	(16,014)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 7)	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,627	—	—	29,628
Stock-based compensation	—	—	4,119	—	—	4,119
Exercise of stock options	44	—	—	—	—	—
Other comprehensive income	—	—	—	—	13	13
BALANCE—June 30, 2019	17,625,241	$2	$110,094	$(87,034)	$53	$23,115

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2019
OPERATING ACTIVITIES:
Net loss	$(18,106)	$(16,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	95
Provision for sales returns	5	209
Amortization of deferred financing costs and debt discounts	217	609
Stock-based compensation	341	4,119
Other	81	66
Changes in assets and liabilities:
Accounts receivable	(879)	(2,972)
Inventory	2,076	(817)
Prepaid and other current assets	(1,374)	(1,320)
Accounts payable, accrued and other liabilities	(257)	(264)
Cash used in operating activities	(17,768)	(16,289)
INVESTING ACTIVITIES:
Purchase of fixed assets	(25)	(24)
Proceeds on sale of fixed assets	35	3
Cash provided by (used in) investing activities	10	(21)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18	—
Proceeds from issuance of Series C preferred stock	23,969	—
Proceeds from Initial Public Offering	—	36,000
Issuance costs of Series C preferred stock	(2,980)	—
Issuance costs from Initial Public offering	—	(5,098)
Borrowings from Mid Cap credit facility	14,065	39,131
Repayments from Mid Cap credit facility	(12,816)	(35,229)
Repayments from Mid Cap term loan	(672)	—
Debt issuance costs from Mid Cap credit facility	(205)	(581)
Debt issuance costs from Horizon term loan	—	(901)
Deferred offering costs	—	—
Insurance financing proceeds	—	3,026
Insurance obligation payments	—	(756)
Capital lease obligation payments	(25)	(28)
Cash provided by financing activities	21,354	35,564
EFFECT OF EXCHANGE RATE ON CASH	2	1
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	3,598	19,255
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,797	20,708
CASH AND RESTRICTED CASH AT END OF PERIOD	$9,395	$39,963
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$8,966	$39,527
RESTRICTED CASH—Prepaid and other assets	250	307
RESTRICTED CASH—Other non-current assets	179	129
TOTAL CASH AND RESTRICTED CASH	$9,395	$39,963
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$791	$1,743
Cash paid for taxes	$3	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred equity fundraising cost not paid	$—	$328
Capital lease	$25	$—

See notes to condensed consolidated financial statements.

Mohawk Group Holdings, Inc.

Notes to condensed consolidated financial statements

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018 and 2019 (Unaudited)

(In thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Mohawk Group Holdings, Inc. and subsidiaries (“Mohawk” or the “Company”) is a rapidly growing technology-enabled consumer products company that uses machine learning, and data analytics to design, develop, market and sell products. Mohawk predominately operates through online retail channels such as Amazon, eBay, and Walmart.

Headquartered in New York, Mohawk’s offices can be found in China, Philippines, Israel, Poland, and the United States.

Merger—On September 4, 2018, pursuant to an Agreement and Plan of Merger and Reorganization among the Company, MGH Merger Sub, Inc. and Mohawk Group, Inc. (“MGI”), as amended by Amendment No. 1 dated as of April 1, 2018 (the “Merger Agreement”), MGI merged with Merger Sub, Inc., with MGI remaining as the surviving entity and becoming a wholly-owned operating subsidiary of the Company (the “Merger”). The Merger was a reverse recapitalization for financial reporting purposes.  The Merger is reflected in the financial statements and financial disclosures as if the merger was effective on January 1, 2017. Operations prior to the Merger are the historical operations of MGI.

Under the Merger Agreement, all outstanding common shares, preferred shares and warrants, excluding MGI’s Series C preferred stock (“Series C”) and warrants for Series C, converted to new common shares of the Company at a ratio of 1 to 0.3131 (“the Conversion”). All outstanding Series C, including any warrants for Series C converted on a one to 0.2564 basis to new common shares of the Company. At the time of the merger, the Company had 0.9 million shares outstanding held by certain Series C holders.

Initial Public Offering—On June 14, 2019, the Company completed its initial public offering (“IPO”), selling 3,600,000 shares of common stock at a public offering price of $10.00 per share. Net proceeds to the Company from the offering were approximately $29.6 million, after deducting legal, underwriting and other offering expenses.

Liquidity, Going Concern and Initial Public Offering—The Company is an early-stage growth company. As a result, the Company is investing in launching new products, advancing its software, and its sales and distribution infrastructure to accelerate revenue growth and scale operations to support such growth. To fund this investment, the Company has incurred losses with the expectation that it will generate profitable revenue streams in the future. While management and the Company’s board of directors believes that the Company will eventually reach a scale where the growth of its product revenues will offset the continued investments required in launching new products, completing the development of its software, and managing its sales and distribution operations, they believe that the size and nascent stage of the Company’s target market justify continuing to invest in growth at the expense of short-term profitability.

In pursuit of the foregoing growth strategy, the Company incurred operating losses of $22.6 million and $29.4 million for the years ended December 31, 2017 and 2018, respectively, primarily due to the impact from its continued investment in launching new products, advancing its AIMEE software platform and building out its sales and distribution infrastructure. In addition, at December 31, 2017 and 2018, the Company had an accumulated deficit of $39.2 million and $71.0 million , respectively, cash on hand amounted to $5.3 million and $20.0 million, respectively, total outstanding borrowings from lenders amounted to $10.3 million and $27.5 million, respectively, and total available capacity on borrowings amounted to $5.6 million and $1.4 million at December 31, 2017 and 2018, respectively. Moreover, the Company has not had a sufficient track record of improvement of its operating cash outflows. As such, in the event that the Company was unsuccessful in its ability to continue to reduce its cash outflows or obtain additional financing if such reduction in cash outflows was not achieved, the Company would have been unable to meet its obligations as they became due within one year from the date these condensed consolidated financial statements were issued. These negative financial conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue pursuing its growth strategy. In the past, the Company has successfully funded its losses to-date through equity financings, beginning in July 2014. As of December 31, 2018, the Company has raised over $72.6 million in equity financing to fund its operations since inception. Further, in October 2017, the Company improved its working capital flexibility by securing an up to $30.0 million credit facility and a $7.0 million term loan with MidCap Financial Trust (“MidCap”) and in November 2018, the Company exited the original credit facility with MidCap and entered into a new three-year, $25.0 million revolving credit facility with MidCap, which can be increased, subject to certain conditions, to $50.0 million. Furthermore, on December 31, 2018, the Company entered into a new term loan agreement with Horizon Technology Finance Corporation (“Horizon”) obtaining a five-year, $15.0 million term loan and repaying the outstanding amount of MidCap’s term loan of approximately $4.9 million. While there was no assurance that future investments in the Company’s equity or issuances of debt will occur, management believes its success in obtaining funding since inception will continue in the foreseeable future.

During the Company’s December 31, 2018 audit of its consolidated financial statements, the Company’s financial forecast for the next 12 months included revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management, and reduction in operating cash deficit. In addition, management anticipated that the Company would not breach its financial covenants associated with its existing credit facility or term loan for the next twelve months. However, there was no assurance that management’s forecast would be attained to maintain its liquidity to fund operations and/or maintain compliance with its covenants without future investments in the Company’s equity or issuance of debt from outside sources. In the event of a breach of the Company’s financial covenants under the credit facility and/or its term loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

These condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern and as such, include no adjustments that might be necessary in the event that the Company was unable to operate on this basis.

For the three and six months ended June 30, 2019, the Company incurred operating losses of $6.3 million and $13.5 million, respectively.  As of June 30, 2019, the Company had accumulated deficit of $87.0 million, cash on hand of $39.5 million, and total outstanding borrowing from lenders of $31.9 million with a total available capacity on borrowings of $1.1 million.  On June 14, 2019, the Company completed its IPO, raising approximately $29.6 million after deducting legal, underwriting and other offering expenses. As of June 30, 2019, the Company has raised over $102.3 million in equity financing to fund its operations since inception, including the net proceeds from the IPO.

The Company believes that, based on its current sales and expense level projections, the credit facility with MidCap (see Note 6), and the proceeds from the IPO, the Company will satisfy its estimated liquidity needs for the twelve months from the condensed consolidated financial statements issuance date.  As such, the substantial doubt raised by the Company’s historical operating results has been mitigated.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2019, the results of operations for the three and six months ended June 30, 2018 and 2019 and cash flows for the six months ended June 30, 2018 and 2019. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the Company’s audited consolidated financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on June 13, 2019 (the “Prospectus”).

Use of Estimates—Preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period covered by the financial statements and accompanying notes. The most significant estimates relate to the determination of fair value of the Company’s common stock and stock-based compensation, prior to the Company’s IPO. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation—The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Revenue Recognition—The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels and through wholesale channels.

For direct to consumer sales, the Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed through third party online channels. For wholesale sales, the Company considers the customer purchase order to be the contract.

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.3 million and $0.5 million at December 31, 2018 and June 30, 2019, respectively, which is included in accrued liabilities and represents the expected value of the refunds that will be due to its customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expense and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon and similarly with other third party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. Any returns made by customers directly to Logistics Providers are the responsibility of the Company to make customers whole and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes the prices of its products, can determine who fulfills the goods to the customer (Amazon (or any other Logistics Provider) or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods.

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for the three and six months ended June 30, 2018 and 2019 were less than $0.1 million and $0.1 million, respectively.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

All of the Company’s revenues as reflected on the condensed consolidated statements of operations for the three and six months ended June 30, 2018 and 2019 are recognized at a point in time.

Sales taxes. Consistent with prior periods, sales taxes collected from customers are presented on a net basis and as such are excluded from net revenue.

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended June 30, 2018 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$13,130	$1,420	$38	$14,588
Other	—	—	—	$—
Total net revenue	$13,130	$1,420	$38	$14,588

	Three Months Ended June 30, 2019 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$29,276	$662	$397	$30,335
Other	33	—	—	33
Total net revenue	$29,309	$662	$397	$30,368

	Six Months Ended June 30, 2018 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$25,241	$3,595	$68	$28,904
Other	—	—	—	—
Total net revenue	$25,241	$3,595	$68	$28,904

	Six Months Ended June 30, 2019 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$46,292	$912	$930	$48,134
Other	79	—	—	79
Total net revenue	$46,371	$912	$930	$48,213

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended June 30,
	2018	2019
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$6,077	$19,111
Small home appliances	3,882	5,096
Cosmetics, skincare, and heath supplements	2	2,610
Cookware, kitchen tools and gadgets	2,787	1,920
Hair appliances and accessories	927	784
Portable projectors, speakers and headphones	189	54
All others	686	396
Total net product revenue	14,550	29,971
Managed SaaS	38	397
Total net revenue	$14,588	$30,368

	Six Months Ended June 30,
	2018	2019
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$11,272	$25,674
Small home appliances	7,107	9,326
Cosmetics, skincare, and heath supplements	4	5,777
Cookware, kitchen tools and gadgets	6,509	3,959
Hair appliances and accessories	2,056	1,858
Portable projectors, speakers and headphones	505	130
All others	1,383	559
Total net product revenue	28,836	47,283
Managed SaaS	68	930
Total net revenue	$28,904	$48,213

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At June 30, 2019, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The credit facility is carried at amortized cost and at December 31, 2018 and June 30, 2019, respectively, the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company estimates the fair value of the borrowings under our Horizon Term Loan to be approximately $14.7 million and $14.7 million at December 31, 2018 and June 30, 2019, respectively. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs. The Company’s financial instruments of cash and restricted cash consist of Level 1 assets at June 30, 2019. The Company’s cash and restricted cash was approximately $40.0 million and included savings deposits and overnight investments at June 30, 2019.

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

Level 1—Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2—Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3—Unobservable inputs that are supported by little or no market data for the related assets or liabilities.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

Recent Accounting Pronouncements

The Jumpstart Our Business Startups Act of 2012 permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to use this extended transition period until it is no longer an emerging growth company or until it affirmatively and irrevocably opts out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Adopted Accounting Standards

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-18 requires retrospective application for all periods presented and as a result the Company has recasted its condensed statement of cash flows for the six months ended June 30, 2018 to reflect the adoption of ASU 2016-18, which was implemented on January 1, 2019.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting, which provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The amendments are applied prospectively to awards modified on or after the adoption date. The new guidance was adopted on January 1, 2019 with no material impact on the condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. This ASU is effective for all annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for all annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

On August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC Topic 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expands the scope of ASC Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements.

3.	INVENTORY

Inventory consisted of the following as of December 31, 2018 and June 30, 2019:

	December 31, 2018	June 30, 2019
	(in thousands)
Inventory on-hand	$24,595	$24,775
Inventory in-transit	5,957	6,594
Inventory	$30,552	$31,369

All of the Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $6.1 million and $5.5 million as of December 31, 2018 and June 30, 2019, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2018 and June 30, 2019:

	December 31, 2018	June 30, 2019
	(in thousands)
Prepaid inventory	$2,284	$1,577
Restricted cash	550	307
Prepaid Insurance	434	2,987
Deferred offering costs	1,218	—
Other	932	880
Prepaid and other current assets	$5,418	$5,751

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2018 and June 30, 2019:

	December 31, 2018	June 30, 2019
	(in thousands)
Accrued compensation costs	$2,585	$2,838
Accrual for insurance financing	—	2,270
Accrual for deferred financing fees	936	—
Accrued professional fees and consultants	484	302
Accrued logistics costs	1,424	2,514
Product related accruals	1,042	1,376
Sales tax payable	707	753
Sales return reserve	322	531
Accrued recall liability	1,512	1,495
All other accruals	696	418
Accrued and other current liabilities	$9,708	$12,497

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY AND TERM LOANS

Credit facility and term loans consisted of the following as of December 31, 2018 and June 30, 2019:

	December 31, 2018	June 30, 2019
	(in thousands)
Mid Cap Credit facility	$16,455	$20,357
Less: deferred debt issuance costs	(1,960)	(1,614)
Less discount associated with issuance of warrants	(44)	(36)
Total Mid Cap credit facility	$14,451	$18,707

Horizon Term loan	$15,000	$15,000
Less: deferred debt issuance costs	(1,022)	(976)
Less discount associated with issuance of warrants	(929)	(813)
Total Horizon term loan	13,049	13,211
Less-current portion	—	—
Term loan-non current portion	$13,049	$13,211

MidCap Credit Facility and Term Loan

On October 16, 2017, the Company entered into a three-year, $15.0 million revolving credit facility (the “Prior Credit Facility”) with MidCap pursuant to a credit and security agreement (the “Credit and Security Agreement”). As part of the Credit and Security Agreement, the Company also obtained a three-year, $7.0 million term loan with MidCap (the “Prior Term Loan”). On November 23, 2018, the Company exited the Prior Credit Facility with MidCap and entered into a new three-year $25.0 million revolving credit facility (the “Credit Facility”) with MidCap. The Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bears interest at LIBOR plus 5.75% for outstanding borrowings. The Company is required to pay a facility availability fee of 0.5% on the average unused portion of the facility. The Credit Facility contains a minimum liquidity financial covenant that requires the Company to maintain a minimum of $5.0 million in cash on hand or availability in the Credit Facility. In 2018, the Company incurred approximately $1.3 million in debt issuance costs which has been offset against the debt and will be expensed over the three years. Unamortized debt issuance costs of $0.7 million, relating to the Prior Credit Facility, will be amortized in accordance with the terms of the Credit Facility. As of December 31, 2018, there was $16.5 million outstanding on the Credit Facility and an available balance of approximately $1.4 million. As of June 30, 2019, there was $20.4 million outstanding on the Credit Facility and an available balance of approximately $1.1 million. As of June 30, 2019, the Company was in compliance with the financial covenants contained within the Credit Facility.

The Company recorded interest expense from the credit facilities of approximately $0.3 million and $0.8 million for the three months ended June 30, 2018 and 2019, respectively, which included $0.1 million and $0.2 million, respectively, relating to debt issuance costs. The Company recorded interest expense from the credit facilities of approximately $0.6 million and $1.5 million for the six months ended June 30, 2018 and 2019, respectively, which included $0.2 million and $0.4 million, respectively, relating to debt issuance costs.

The Company recorded interest expense from the Prior Term Loan of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, which included less than $0.1 million and less than $0.1 million relating to debt issuance costs, respectively.

On December 31, 2018, the Company repaid the Prior Term Loan with MidCap for $4.9 million as part of the entry into a new term loan with Horizon, including $0.1 million of a prepayment penalty.

Horizon Term Loan

On December 31, 2018, the Company entered into a new term loan agreement with Horizon (the “Horizon Loan Agreement”). As part of the agreement, the Company obtained a five-year $15.0 million term loan (the “Term Loan”). The Term Loan bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50% for outstanding borrowings and payments on principal are made on a monthly basis. The maturity date of the Term Loan is January 2023. The Term Loan contains minimum required EBITDA financial covenants that require the Company to achieve EBITDA of certain amounts based on the amount that the Company is permitted to borrow under the Credit Facility (the “Revolving Line Indebtedness Cap”). The Horizon Loan Agreement also contains a cash collateral covenant that requires the Company to maintain a cash collateral account with an amount based on the Revolving Line Indebtedness Cap.

In connection with the Horizon Term Loan Agreement, the Company issued to Horizon warrants to purchase 76,923 shares of its common stock at an exercise price of $15.60 per share. The warrants are exercisable and expire ten years from the date of issuance. The Company utilized the Binomial option-pricing model to determine the fair value of the warrants. The fair value of the warrants on issuance was $0.9 million, which has been recorded as a debt discount against the Term Loan.

The Company incurred approximately $1.0 million in debt issuance costs which has been offset against the debt and will expense over the five years.

The Credit Facility and the Term Loan contain a minimum liquidity covenant that requires the Company to maintain at minimum $5.0 million in unrestricted cash at all times, subject to increases based on amounts drawn. Further, there are additional covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or redeem or repurchase capital stock; (iii) make other restricted payments; (iv) incur liens; (v) redeem debt that is junior in right of payment to the notes; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) enter into mergers or consolidations; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications.

As of June 30, 2019, there was $15.0 million outstanding on the Term Loan and the Company was in compliance with the financial covenants contained within the loan. The Company recorded interest expense from the Term Loan of $0.5 million and $1.0 million for the three and six months ended June 30, 2019, respectively, which included $0.1 million and less than $0.3 million, respectively, relating to debt issuance costs.

Interest Expense, Net

Interest expense, net consisted of the following for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended
	June 30, 2018	June 30, 2019
	(in thousands)
Interest expense	$506	$1,288
Interest income	—	(7)
Total Interest expense, net	$506	$1,281

	Six Months Ended
	June 30, 2018	June 30, 2019
	(in thousands)
Interest expense	$1,063	$2,501
Interest income	—	(7)
Total Interest expense, net	$1,063	$2,494

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Mohawk Group, Inc., a subsidiary of the Company (“MGI”), board of directors adopted, and MGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, MGI’s board of directors adopted, and MGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Mohawk 2014 Plan”). As of June 30, 2019, options to purchase an aggregate of 328,959 shares of the Company’s common stock were outstanding and 40,882 shares were reserved for awards available for future issuance under the Mohawk 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “Mohawk 2018 Plan”) on October 11, 2018. The Mohawk 2018 Plan was approved by its stockholders on May 24, 2019. As of June 30, 2019, 64,982 shares subject to restricted stock awards and options to purchase 1,565,903 shares of the Company’s common stock were outstanding and 77,261 shares were reserved for awards available for future issuance under the Mohawk 2018 Plan.

Options granted to date under the Mohawk 2014 Pan and the Mohawk 2018 plan generally vest either: (i) over a four-year period with 25% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 75% of the shares vesting on a pro-rata basis over the succeeding thirty-six months, subject to continued service with the Company through each vesting date,  or (ii) over a three-year period with 33 1/3% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 66 2/3% of the shares vesting on a pro-rata basis over the succeeding twenty-four months, subject to continued service with the Company through each vesting date. Options granted are generally exercisable for up to 10 years subject to continued service with the Company.

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of June 30, 2019, an aggregate of 2,426,025 shares of restricted common stock were outstanding, with no shares reserved for future issuance. Restricted shares granted under the 2019 Equity Plan shall vest in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the IPO. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, following the IPO, the Company records stock-based compensation expense related to grants made under the 2019 Equity Plan over the vesting period of the restricted shares.

The following is a summary of stock options activity during the six months ended June 30, 2019:

	Options Outstanding
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2019	1,867,747	$9.01	9.64	$19,573,295
Options granted	131,905	$10.00
Options exercised	(44)	$4.14		$—
Options cancelled	(104,746)	$8.23
Balance—June 30, 2019	1,894,862	$9.14	9.24	$596,194
Exercisable as of June 30, 2019	201,770	$6.21	7.56	$397,416
Vested and expected to vest as of June 30, 2019	1,894,862	$9.14	9.24	$596,194

During the six months ended June 30, 2019, the Company granted options to purchase 131,905 shares of the Company’s common stock, cancelled options to purchase 104,746 shares of the Company’s common stock and options to purchase 44 shares of the Company’s common stock were exercised.

The weighted-average grant date fair value of options granted during the six months ended June 30, 2019 was $5.94 There were no grants during the six months ended June 30, 2018. As of June 30, 2019, the total unrecognized compensation expense related to unvested options was $15.3 million, which the Company expects to recognize over an estimated weighted average period of 2.25 years.

The following are weighted average assumptions used in the Black-Scholes option-pricing model to determine grant fair value:

	June 30, 2018	June 30, 2019
	Weighted- Average	Weighted- Average
Expected term (in years)	0.00	5.73
Volatility	0.00%	66.04%
Risk-free interest rate	0.00%	1.92%
Dividend Yield	0.000	5.94

A summary of restricted stock activity within the Company’s equity plans and changes for the six months ended June 30, 2019, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	2,560,148	$19.26
Vested	—	$—
Forfeited	(69,141)	$19.50
Nonvested at June 30, 2019	2,491,007	$19.25

During the six months ended June 30, 2019, the Company granted 2,560,148 restricted shares and 69,141 restricted shares were forfeited. Stock-based compensation expense for restricted shares granted was $1.2 million for the six months ended June 30, 2019. No restricted shares vested during the six months ended June 30, 2019.

The weighted-average grant date fair value of restricted shares granted during the six months ended June 30, 2019 was $19.26. As of June 30, 2019, the total unrecognized compensation expense related to unvested restricted shares was $46.8 million, which the Company expects to recognize over an estimated weighted average period of 1.95 years.

The table above includes 64,982 of restricted shares that have been granted under the 2018 Equity Incentive Plan and included in the shares outstanding under that plan and carry dividend or voting rights applicable to the Company’s common shares.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Cost of goods sold	$—	$—	$—	$—
Sales and distribution expenses	2	528	6	916
Research and development expenses	7	390	13	550
General and administrative expenses	168	1,701	322	2,653
Total stock-based compensation expense	$177	$2,619	$341	$4,119

8.	NET LOSS PER SHARE

Basic net loss per share is determined by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted average shares outstanding. Diluted weighted average shares reflects the dilutive effect, if any, of potentially dilutive common shares, such as common stock options calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all common stock options are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

The Company’s restricted shares are entitled to receive dividends and hold voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Accordingly, although the vesting commences upon the elimination of the contingency, the restricted shares are considered a participating security and the Company is required to apply the two-class method to consider the impact of the restricted shares on the calculation of basic and diluted earnings per share. The Company is currently in a net loss position and is therefore not required to present the two-class method; however, in the event the Company is in a net income position, the two-class method must be applied by allocating all earnings during the period to common shares and restricted shares.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2018	2019
	(in thousands)
Net loss	$(8,935)	$(7,625)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	9,963,851	12,206,747
Net loss per share, basic and diluted	$(0.90)	$(0.62)

	Six Months Ended June 30,
	2018	2019
	(in thousands)
Net loss	$(18,106)	$(16,014)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	9,273,735	11,872,326
Net loss per share, basic and diluted	$(1.95)	$(1.35)

9.	COMMITMENT AND CONTINGENCIES

Legal Proceedings—The Company is party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s condensed consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s condensed consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Recall

In April 2018, the Company retained outside counsel to assist it in evaluating a safety issue related to certain hair dryers that it imported and sold through its subsidiaries between 2014 and 2018 (the “Xtava Allure Hair Dryer”). The Company had received communications directly from consumers and identified online reviews of overheating or fires associated with these hair dryers. The Company sold approximately 170,000 net units from the introduction of the product in 2015 through its discontinuance in the first quarter of 2018 totaling approximately $6.2 million in net revenue.

In May 2018 the Company’s board of directors approved a voluntary recall of the Xtava Allure Hair Dryer. In June 2018, the Company filed an application for a voluntary recall with the US Consumer Product Safety Commission (“CPSC”) pursuant to Section 15(b) of the Consumer Product Safety Act (“CPSA”). The Company has received approval from the CPSC to provide consumers with replacement units and publicly announced the recall on August 15, 2018. The Company estimates it will incur approximately $1.6 million in costs related to the recall for procurement, manufacturing, fulfillment and delivery to consumers who apply and qualify for the recall costs. The Company also estimates it will incur legal and other expenses of approximately $0.4 million related to the recall which will be expensed as incurred. The Company has also incurred and settled all but one consumer legal matter related to Xtava Allure Hair Dryer for insignificant amounts. The Company believes the remaining legal matter will be settled for an insignificant amount. As of June 30, 2019, the remaining recall liability is $1.5 million.

Pursuant to the CPSC and the guidelines set forth by the CPSA, a company may be subject to a late reporting investigation when a recall is announced. If a company is deemed to be a late reporter upon investigation by the CPSC, it may be subject to penalties. The Company believes it is likely that the CPSC will launch a discovery process to understand if a late reporting penalty is warranted. The investigation would evaluate a number of statutory and regulatory factors in determining a penalty amount, such as the severity of the risk of injury, the occurrence or absence of injury, the appropriateness of such penalty in relation to the size of the business and other factors. As of the date of issuance of this report, the Company believes it has met all the appropriate reporting requirements. If the Company is determined to have violated the reporting guidelines a penalty may be material to the consolidated financial statements. If CPSC seeks significant civil penalties for late reporting, the Company intends to vigorously defend itself. As of the date of the issuance of these financial statements the Company cannot reasonably estimate what, if any, penalties for potential late reporting may be levied.

10.	RELATED PARTY TRANSACTIONS

Restated Voting Agreement

On November 1, 2018, Dr. Larisa Storozhenko, Maximus Yaney and Asher Maximus I, LLC (the “Initial Designating Parties”) entered into a voting agreement with Mr. Asher Delug, one of the stockholders of the Company and a member of the Company’s board of directors, pursuant to which Mr. Delug will have the power to vote such number of shares of common stock as is equal to: (a) all of the shares of the Company’s common stock beneficially held by the Initial Designating Parties minus (b) such number of shares of common stock representing 19.9% of the total voting power of the Company’s capital stock outstanding with respect to the election of directors, the appointment of officers and any amendments of the Company’s amended and restated certificate of incorporation or amended and restated bylaws (the “Voting Agreement”).

The Voting Agreement was amended and restated pursuant to a new Voting Agreement, dated March 13, 2019, by and among MV II, LLC, Dr. Larisa Storozhenko, Mr. Maximus Yaney, Mr. Delug and the Company (the “Restated Voting Agreement”). Under the Restated Voting Agreement, each of MV II, LLC, Dr. Larisa Storozhenko and Mr. Yaney (collectively, the “Designating Parties”) agreed to relinquish the right to vote their shares of the Company’s capital stock, and any of the Company’s other equity interests (collectively, the “Voting Interests”) by granting the Company’s board of directors the sole right to vote all of the Voting Interests as the Designating Parties’ proxyholder. The Voting Interests include all shares of the Company’s common stock currently held by the Designating Parties, as well as any of the Company’s securities or other equity interests acquired by the Designating Parties in the future. Pursuant to the proxy granted by the Designating Parties, the Company’s board of directors are required to vote all of the Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than the Designating Parties. The proxy granted by the Designating Parties under the Restated Voting Agreement is irrevocable. In addition, the Restated Voting Agreement proxyholder may not be changed unless the Company receives the prior approval of The Nasdaq Stock Market LLC.

Under the Restated Voting Agreement, each of the Designating Parties further agreed not to purchase or otherwise acquire any shares of the Company’s capital stock or other equity securities, or any interest in any of the foregoing.

The Restated Voting Agreement became effective on June 12, 2019 and will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, the Company’s common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Yaney’s death. For purposes of the agreement, a “Deemed Liquidation Event” means (i) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is party other than a transaction or series of transactions in which the holders of the Company’s voting securities outstanding immediately prior to such transaction or series of transactions retain, immediately after such transaction or series of transactions, as a result of the Company’s shares held by such holders prior to such transaction or series of transactions, a majority of the total voting power represented by the Company’s outstanding voting securities or such other surviving or resulting entity; (ii) a sale, lease or other disposition of all or substantially all of the Company’s or its subsidiaries’ assets taken as a whole by means of any transaction or series of related transactions, except where such sale, lease or other disposition is to a wholly-owned subsidiary of the Company; or (iii) any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary; however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for the Company or a spin-off or similar divestiture of the Company’s product or SaaS business as part of reorganization of the Company approved by the Company’s board of directors.

Voting Agreement with Asher Delug

On April 12, 2019, the Company entered into a Voting Agreement with Asher Delug (the “Delug Voting Agreement”). The terms of the Delug Voting Agreement are substantially similar to the terms of the Restated Voting Agreement.

Under the Delug Voting Agreement, Mr. Delug agreed to relinquish his right to vote his shares of the Company’s capital stock, and any of the Company’s other equity interests (collectively, the “Delug Voting Interests”) by granting the Company’s board of directors the sole right to vote all of the Delug Voting Interests as Mr. Delug’s proxyholder. The Delug Voting Interests include all shares of the Company’s common stock currently held by Mr. Delug, as well as any of the Company’s securities or other equity interests acquired by Mr. Delug in the future. Pursuant to the proxy granted by Mr. Delug, the Company’s board of directors are required to vote all of the Delug Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than Mr. Delug. The proxy granted by Mr. Delug under the Delug Voting Agreement is irrevocable. In addition, the Delug Voting Agreement proxyholder may not be changed unless the Company receives the prior approval of The Nasdaq Stock Market LLC.

Under the Delug Voting Agreement, Mr. Delug further agreed not to purchase or otherwise acquire any shares of the Company’s capital stock or other equity securities, or any interest in any of the foregoing.

The Delug Voting Agreement became effective on June 12, 2019 and will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, the Company’s common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Delug’s death. For purposes of the agreement, a “Deemed Liquidation Event” has the same meaning as in the Restated Voting Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto for the year ended December 31, 2018, included in the final prospectus for our initial public offering (“IPO”), dated as of June 12, 2019, and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on June 13, 2019 (File No. 333-231381) (the “Final Prospectus”). You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q and in the Final Prospectus.

Unless the context otherwise requires, the terms “Mohawk,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Mohawk Group Holdings, Inc. and our consolidated subsidiaries, including Mohawk Group, Inc.

Overview

Mohawk is a rapidly growing technology-enabled consumer products company. Mohawk was founded on the premise that if a consumer products goods (“CPG”) company was founded today, it would apply artificial intelligence (“A.I.”) and machine learning, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics.

Since our founding in 2014, we have scaled our business in a rapid, capital-efficient manner, having raised $102.3 million of equity capital from inception through June 30, 2019. We have doubled net revenue each year since 2015, resulting in net revenue of $73.3 million in 2018, up 101.0% over 2017, with net losses of $31.8 million and $23.1 million for 2018 and 2017, respectively. For the six months ended June 30, 2019, we increased our net revenue by $19.3 million to $48.2 million from $28.9 million for the six months ended June 30, 2018, with net losses of $16.0 million and $18.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. We have launched and sold hundreds of SKUs on Amazon and other e-commerce platforms. Through the success of those products, we have grouped them and have incubated four owned and operated brands: hOmelabs, Vremi, Xtava and RIF6. These product categories include home and kitchen appliances, kitchenware, environmental appliances (i.e., dehumidifiers and air conditioners), beauty related products and, to a lesser extent, consumer electronics.

We believe we are reinventing how to rapidly and successfully identify new product opportunities and to launch, autonomously market and sell products in the rapidly growing global e-commerce market by leveraging our proprietary software technology platform, known as AIMEE. AIMEE combines large quantities of data, A.I., machine learning and other automation algorithms, at scale, to allow rapid opportunity identification and automated online sales and marketing of consumer products.

AIMEE sources data from various e-commerce platforms, the internet and publicly available data, allowing us to estimate and determine trends, performance, and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. AIMEE is also connected, through APIs, to multiple e-commerce platforms. This allows us to automate the purchase of marketing, automate various parts of our fulfillment and logistics operations and to automate the change of pricing of product listings.

We generate revenue primarily through the online sales of our various digital native consumer products and substantially all of our sales are made through the Amazon U.S. marketplace. AIMEE is integrated with marketplaces in the U.S., including Amazon, Walmart, and eBay, among others and other platforms like Shopify, and we intend to launch products in the future, managed by AIMEE, on marketplaces outside the U.S. In 2018, predominantly through pilot programs, we began offering third party brands access to AIMEE through our managed SaaS business. In 2018, revenue from our managed SaaS business was $0.5 million. For the six months ended June 30, 2019, our revenue from our managed SaaS business was $0.9 million.

Non-GAAP Financial Measures

We believe that our financial statements and the other financial data included in this Quarterly Report on Form 10-Q have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the United States (“GAAP”).

As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation and other expense, net. EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to net loss, as determined under GAAP.

We present EBITDA and Adjusted EBITDA because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to net loss, provides useful supplemental information for investors. We use EBITDA and Adjusted EBITDA, together with financial measures prepared in accordance with GAAP, such as sales and gross margins, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

We believe EBITDA and Adjusted EBITDA are useful to investors in assessing the operating performance of our business without the effect of non-cash items. EBITDA and Adjusted EBITDA should not be considered in isolation or as alternatives to net loss, loss from operations or any other measure of financial performance calculated and prescribed in accordance with GAAP. Neither EBITDA nor Adjusted EBITDA should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our EBITDA and Adjusted EBITDA may not be comparable to similar titled measures in other organizations because other organizations may not calculate Adjusted EBITDA in the same manner as we do. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from that term or by unusual or non-recurring items.

We recognize that both EBITDA and Adjusted EBITDA have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

•	our capital expenditures or future requirements for capital expenditures;

•	the interest expense or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, nor does EBITDA or Adjusted EBITDA reflect any cash requirements for such replacements; and

•	changes in cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes non-cash stock-based compensation expense, which is and will remain a key element of our overall long-term incentive compensation package.

Financial Operations Overview

Net Revenue

We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct to consumer sales, which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, eBay, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

In 2018, predominantly through pilot programs, we began offering third party brands access to AIMEE through our managed SaaS business.

Seasonality of Business and Product Mix

Our individual product categories are typically affected by seasonal sales trends primarily resulting from the timing of the summer season for certain of our environmental appliance products and the fall and holiday season for our small kitchen appliances and accessories. With our current mix of environmental appliances, the sales of those products tend to be significantly higher in the summer season. Further, our small kitchen appliances and accessories tend to have higher sales during the fourth quarter, which includes Thanksgiving and the December holiday season. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, adverse weather conditions, shifts in the timing of certain holidays and changes in our product mix.

Each of our products typically goes through three core phases:

i.

Launch phase: During this phase, we leverage our technology to target opportunities identified using AIMEE. During this period of time and due to the combination of discounts and investment in marketing, our net margin for a product could be as low as negative 35%. Net margin is calculated by taking net revenue less cost of goods sold, less fulfillment, online advertising and selling expenses. These costs primarily reflect the estimated variable costs related to the sale of a product.

ii.

Sustain phase: Our goal is for every product we launch to enter the sustain phase and become profitable, with a target average of positive 10% net margin, within three months of launch. Net margin reflects a combination of manual and automated adjustments in price and marketing spend. Over time, our products benefit from economies of scale stemming from purchasing power both with manufacturers and with fulfillment providers.

iii.

Milk or Liquidate: If a product does not enter the sustain phase or achieve profitability at each transaction or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell the remaining inventory. In order to enter the milk phase, we believe that a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. As of the date of the filing of this Quarterly Report on Form 10-Q, none of our products have achieved the milk phase.

To date, our operating results have included a mix of products in the launch and sustain phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving profitability at the company level while we continue to invest in growth and technology.

Cost of Goods Sold—Cost of goods sold is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. The Office of the U.S. Trade Representative (“USTR”) imposed additional tariffs on products imported from China. We contract manufacturers, through purchase orders, predominantly in China, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impacts a significant number of our products.  If proposed increases are enacted, the tariffs would impact all of our products. We believe tariff increases that have been previously announced and subsequently postponed by the USTR would have impacted our cost of goods sold at the end of the third quarter of 2019 as we expected to sell-through our pre-tariff inventory. We planned our inventory purchases to delay the tariff impact and once we sold through our pre-tariff inventory we expected to raise prices to offset the tariff impact. Our pricing actions are intended to offset the full gross margin impact of tariff increases, if they are enacted, however, there are no assurances that the pricing actions will not reduce customer orders.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, warehouse costs and employee compensation and benefits. Costs associated with our advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. Shipping and handling expense is included in our condensed consolidated statements of operations in selling and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by our own fulfillment operations, which also leverages AIMEE, and through our third-party logistic partners.  Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves or through e-commerce platform service providers. After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal and human resources, facility costs, travel, professional service fees and other general overhead costs.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans and includes amortization of deferred finance costs and debt discounts from our current and prior credit facilities and prior term loan with MidCap Financial Trust (“MidCap”) and our current term loan with Horizon Technology Finance Corporation (“Horizon”).

Other Operating and Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Direct	$13,130	$29,309	$25,241	$46,371
Wholesale	1,420	662	3,595	912
Managed SaaS	38	397	68	930
Net revenue	$14,588	$30,368	$28,904	$48,213

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
EBITDA (1)	$(8,365)	$(6,289)	$(16,912)	$(13,410)
Adjusted EBITDA (1)	$(8,172)	$(3,683)	$(16,596)	$(9,260)

(1)

EBITDA and Adjusted EBITDA are not financial measures prepared in accordance GAAP. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation and other expense, net.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Net loss	$(8,935)	$(7,625)	$(18,106)	$(16,014)
Add (deduct)
Provision for income taxes	3	15	3	15
Interest expense, net	506	1,281	1,063	2,494
Depreciation and amortization	61	40	128	95
EBITDA	(8,365)	(6,289)	(16,912)	(13,410)
Other expense (income), net	16	(13)	(25)	31
Stock-based compensation	177	2,619	341	4,119
Adjusted EBITDA	$(8,172)	$(3,683)	$(16,596)	$(9,260)

The following table shows the number of launches of new products included in direct net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year and growth in our direct net revenue versus comparable previous year period.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Launches of new products	—	7	1	11
Growth in direct net revenue versus comparable previous year period	135.3%	123.2%	139.3%	83.7%

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2019, together with the changes in those items in dollars:

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$14,588	$30,368	$15,780	108.2%
Cost of goods sold	10,808	18,608	7,800	72.2
Gross profit	3,780	11,760	7,980	211.1
Sales and distribution expenses	8,163	11,828	3,665	44.9
Research and development expenses	897	1,860	963	107.4
General and administrative expenses	3,130	4,414	1,284	41.0
Operating loss	(8,410)	(6,342)	2,068	24.6
Interest expense, net	506	1,281	775	153.2
Other expense (income), net	16	(13)	(29)	(181.3)
Loss before income taxes	(8,932)	(7,610)	1,322	14.8
Provision for income taxes	3	15	12	400.0
Net loss	$(8,935)	$(7,625)	$1,310	14.7%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Three Months Ended June 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	74.1%	61.3%
Gross margin	25.9%	38.7%
Sales and distribution expenses	56.0%	38.9%
Research and development expenses	6.1%	6.1%
General and administrative expenses	21.5%	14.5%
Operating loss	(57.7)%	(20.8)%
Interest expense, net	3.5%	4.2%
Other expense, net	0.1%	0.0%
Loss before income taxes	(61.3)%	(25.0)%
Provision for income taxes	0.0%	0.0%
Net loss	(61.3)%	(25.0)%

Net Revenue

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$13,130	$29,309	$16,179	123.2%
Wholesale	1,420	662	(758)	(53.4)%
Managed SaaS	38	397	359	944.7%
Net revenue	$14,588	$30,368	$15,780	108.2%

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,
	2018	2019
	(in thousands)
Environmental appliances	$6,077	$19,111
Small home appliances	3,882	5,096
Cosmetics, skincare, and heath supplements	2	2,610
Cookware, kitchen tools and gadgets	2,787	1,920
Hair appliances and accessories	927	784
Portable projectors, speakers and headphones	189	54
All others	686	396
Total net product revenue	14,550	29,971
Managed SaaS	38	397
Total net revenue	$14,588	$30,368

Net revenue increased $15.8 million, or 108.2%, to $30.4 million during the three months ended June 30, 2019 compared to $14.6 million for the three months ended June 30, 2018. The increase was primarily attributable to increased direct sales volume of $16.2 million, or 123.2%, from growth in our existing product portfolio and from new products launched in 2019. We also saw a decrease in wholesale revenue of $0.8 million (predominantly environmental appliances) versus the prior year as we had certain customers that desired wholesale arrangements on selected products in 2018 instead of allowing us to sell the products via a direct method. Wholesale is currently not a strategic focus for us, but we expect from time to time to sell our products via wholesale arrangements as we may determine that is the most advantageous channel for certain product categories we enter or for liquidation purposes. Finally, we saw an increase in our managed SaaS revenue of $0.4 million in the three months ended June 30, 2019 as we began formally offering access to AIMEE to third party brands in 2018.

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $6.1 million in net revenue for the three months ended June 30, 2018 and grew to $19.1 million for the three months ended June 30, 2019. We continued to expand our small home appliances products, which increased $1.2 million in net revenue to $5.1 million for the three months ended June 30, 2019 as compared to the prior year comparable quarter. We started to sell cosmetics, skincare and heath supplements in the second half of 2018 and generated $2.6 million in net revenue from such products for the three months ended June 30, 2019. Net revenue from cookware, kitchen tools and gadgets was down approximately $0.9 million during the three months ended June 30, 2019 from the prior year comparable period as we focused on certain product categories reducing the SKUs managed and sold in this category. We recorded fewer sales of portable projectors, speakers and headphones, hair appliances and accessories and all other categories as we focused on other aspects of our overall product portfolio, reducing net revenue from $1.8 million in the three months ended June 30, 2018 to $1.2 million in the three months ended June 30, 2019, a decrease of $0.6 million.

Cost of Goods Sold and Gross Margin

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Cost of goods sold	$10,808	$18,608	$7,800	72.2%
Gross profit	$3,780	$11,760	$7,980	211.1%

Cost of goods sold increased $7.8 million, or 72.2%, to $18.6 million during the three months ended June 30, 2019 compared to $10.8 million for the three months ended June 30, 2018. The increase was primarily attributable to increased sales volume offset by a decrease in wholesale revenue.

Gross margin increased to 38.7% for the three months ended June 30, 2019 compared to 25.9% for the three months ended June 30, 2018. The improvement in gross margin was due to the increase in direct sales, which carry better margins than our wholesale business, improved product unit economics, as compared to the three months ended June 30, 2018 and the increase in our managed SaaS business. Our gross margin may also be impacted by our product mix (i.e., number of products in the sustain or launch phase) in any particular quarter.

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$8,163	$11,828	$3,665	44.9%

Sales and distribution expenses increased by $3.7 million from $8.2 million for the three months ended June 30, 2018 to $11.8 million for the three months ended June 30, 2019. E-commerce platform commissions, online advertising and logistics expenses increased to $10.0 million for the three months ended June 30, 2019 from $6.8 million for the three months ended June 30, 2018.  These increases are attributable primarily to the increase in our net revenues. For the three months ended June 30, 2019, our sales and distribution fixed costs remained flat at $1.3 million versus the comparable prior year period. The three months ended June 30, 2019 includes an increase in stock-based compensation expense to $0.5 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO. We expect our stock-based compensation expense included within sales and distribution expenses to increase to approximately $1.6 million per quarter starting in the third quarter of 2019 from the issuance and vesting of shares of restricted common stock granted pursuant to the 2019 Equity Plan as the current period only contains expense since the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 38.9% for the three months ended June 30, 2019 from 56.0% for the three months ended June 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 33.0% for the three months ended June 30, 2019 as compared to 46.8% for three months ended June 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging AIMEE along with our own third party logistic partners instead of fulfilling through e-commerce platform service providers, which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$897	$1,860	$963	107.4%

Research and development expenses increased by $1.0 million from $0.9 million for the three months ended June 30, 2018 to $1.9 million for the three months ended June 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $0.6 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation of $0.4 million. The increase in stock compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO.  We expect our stock-based compensation expense included within research and development expenses to increase to approximately $1.1 million per quarter starting in the third quarter of 2019 from the issuance and vesting of shares of restricted common stock granted to technology development employees pursuant to the 2019 Equity Plan as the current period only contains expense since the closing date of our IPO. We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$3,130	$4,414	$1,284	41.0%

General and administrative expenses increased by $1.3 million from $3.1 million for the three months ended June 30, 2018 to $4.4 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation of $1.5 million from the issuance of stock options to employees in the fourth quarter of 2018. We expect our stock-based compensation expense included within general and administrative expenses to increase to approximately $4.6 million per quarter starting in the third quarter of 2019 from the issuance and vesting of restricted common stock granted pursuant to the 2019 Equity Plan as the current period only contains expense since the closing date of our IPO.

Interest expense, net

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Interest expense, net	$506	$1,281	$775	153.2%

Interest expense, net increased by $0.8 million from $0.5 million for the three months ended June 30, 2018 to $1.3 million for the three months ended June 30, 2019. The increase was primarily related to increased interest expense under the three-year $25.0 million revolving credit facility with MidCap (the “Credit Facility”) and the five-year $15.0 million term loan with Horizon (the “Term Loan”), which we entered into on December 31, 2018. We expect interest expense to continue to increase as we continue to utilize the Credit Facility to purchase additional inventories as part of our growth strategy.

Comparison of Six Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2019, together with the changes in those items in dollars:

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$28,904	$48,213	$19,309	66.8%
Cost of goods sold	21,658	29,783	8,125	37.5
Gross profit	7,246	18,430	11,184	154.3
Sales and distribution expenses	16,956	21,101	4,145	24.4
Research and development expenses	2,019	3,023	1,004	49.7
General and administrative expenses	5,336	7,780	2,444	45.8
Operating loss	(17,065)	(13,474)	3,591	21.0
Interest expense, net	1,063	2,494	1,431	134.6
Other expense, net	(25)	31	56	224.0
Loss before income taxes	(18,103)	(15,999)	2,104	11.6
Provision for income taxes	3	15	12	400.0
Net loss	$(18,106)	$(16,014)	$2,092	11.6%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Six Months Ended June 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	74.9%	61.8%
Gross margin	25.1%	38.2%
Sales and distribution expenses	58.7%	43.8%
Research and development expenses	7.0%	6.3%
General and administrative expenses	18.5%	16.1%
Operating loss	(59.0)%	(28.0)%
Interest expense, net	3.7%	5.2%
Other expense, net	-0.1%	0.1%
Loss before income taxes	(62.6)%	(33.2)%
Provision for income taxes	0.0%	0.0%
Net loss	(62.6)%	(33.2)%

Net Revenue

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$25,241	$46,371	$21,130	83.7%
Wholesale	3,595	912	(2,683)	(74.6)%
Managed SaaS	68	930	862	1,267.6%
Net revenue	$28,904	$48,213	$19,309	66.8%

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,
	2018	2019
	(in thousands)
Environmental appliances	$11,272	$25,674
Small home appliances	7,107	9,326
Cosmetics, skincare, and heath supplements	4	5,777
Cookware, kitchen tools and gadgets	6,509	3,959
Hair appliances and accessories	2,056	1,858
Portable projectors, speakers and headphones	505	130
All others	1,383	559
Total net product revenue	$28,836	$47,283
Managed SaaS	68	930
Total net revenue	$28,904	$48,213

Net revenue increased $19.3 million, or 66.8% to $48.2 million during the six months ended June 30, 2019 compared to $28.9 million for the six months ended June 30, 2018. The increase was primarily attributable to increased direct sales volume of $21.1 million, or 83.7%, from growth in our existing product portfolio and from new products launched in 2019. We also saw a decrease in wholesale revenue of $2.7 million (predominantly environmental appliances) versus the prior year as we had certain customers that desired wholesale arrangements on selected products in 2018 instead of allowing us to sell the products via a direct method. Wholesale is currently not a strategic focus for us, but we expect from time to time to sell our products via wholesale arrangements as we may determine that is the most advantageous channel for certain product categories we enter or for liquidation purposes. Finally, we saw managed SaaS revenue of $0.9 million in the six months ended June 30, 2019 as we began formally offering access to AIMEE to third party brands in 2018.

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $11.3 million in net revenue for the six months ended June 30, 2018, and grew to $25.7 million for the six months ended June 30, 2019. We continued to expand our small home appliances products, which increased $2.2 million in net revenue to $9.3 million for the six months ended June 30, 2019 as compared to the prior year comparable period. We started to sell cosmetics, skincare and heath supplements in the second half of 2018 and generated $5.8 million in net revenue from such products for the six months ended June 30, 2019. Net revenue from cookware, kitchen tools and gadgets was down approximately $2.6 million during the six months ended June 30, 2019 from the prior year comparable period as we focused on certain product categories reducing the number of SKUs managed and sold in this category. We recorded fewer sales of portable projectors, speakers and headphones, hair appliances and accessories and all other categories as we focused on other aspects of our overall product portfolio, reducing net revenue from $3.9 million in the six months ended June 30, 2018 to $2.5 million in the six months ended June 30, 2019, a decrease of $1.4 million.

Cost of Goods Sold and Gross Margin

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Cost of goods sold	$21,658	$29,783	$8,125	37.5%
Gross profit	$7,246	$18,430	$11,184	154.3%

Cost of goods sold increased $8.1 million, or 37.5%, to $29.8 million during the six months ended June 30, 2019 compared to $21.7 million for the six months ended June 30, 2018. The increase was primarily attributable to increased sales volume offset by a decrease in wholesale revenue.

Gross margin increased to 38.2% for the six months ended June 30, 2019 compared to 25.1% for the six months ended June 30, 2018. The improvement in gross margin was due to the increase in direct sales, which carry better margins than our wholesale business, improved product unit economics, as compared to the six months ended June 30, 2018 and the increase in our managed SaaS business. Our gross margin may also be impacted by our product mix (i.e., number of products in the sustain or launch phase) in any particular quarter.

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$16,956	$21,101	$4,145	24.4%

Sales and distribution expenses increased by $4.1 million from $17.0 million for the six months ended June 30, 2018 to $21.1 million for the six months ended June 30, 2019.   E-commerce platform commissions, online advertising and logistics expenses increased to $17.5 million for the three months ended June 30, 2019 from $14.3 million for the three months ended June 30, 2018.  This increase is primarily attributable to the increase in our net revenues. For the six months ended June 30, 2019, our sales and distribution fixed costs also increased slightly by $0.1 million to $2.7 million versus the comparable prior year period from the expansion of our sales and distribution headcount and other related expenses in the second half of 2018. The six months ended June 30, 2019 includes an increase in stock-based compensation expense to $0.9 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO. We expect our stock-based compensation expense included within sales and distribution expenses to increase to approximately $1.6 million per quarter starting in the third quarter of 2019 from the issuance and vesting of restricted common stock granted pursuant to the 2019 Equity Plan as the current period only contains expense since the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 43.8% in the six months ended June 30, 2019 from 58.7% in the six months ended June 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 36.3% for the six months ended June 30, 2019 as compared to 49.5% for six months ended June 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging AIMEE along with our own third party logistic partners instead of fulfilling through e-commerce platform service providers, which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$2,019	$3,023	$1,004	49.7%

Research and development expenses increased by $1.0 million from $2.0 million for the six months ended June 30, 2018 to $3.0 million for the six months ended June 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $0.5 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation of $0.5 million. The increase in stock compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO.  We expect our stock-based compensation expense included within research and development expenses to increase to approximately $1.1 million per quarter starting in the third quarter of 2019 from the issuance and vesting of restricted common stock granted pursuant to the 2019 Equity Plan to technology development employees as the current period only contains expense since the closing date of our IPO. We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$5,336	$7,780	$2,444	45.8%

General and administrative expenses increased by $2.4 million from $5.3 million for the six months ended June 30, 2018 to $7.8 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation of $2.3 million from the issuance of stock options to employees in the fourth quarter of 2018. We expect our stock-based compensation expense included within general and administrative expenses to increase to approximately $4.6 million per quarter starting in the third quarter of 2019 from the issuance and vesting of restricted common stock granted pursuant to the 2019 Equity Plan as the current period only contains expense since the closing date of our IPO.

Interest expense, net

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Interest expense, net	$1,063	$2,494	$1,431	134.6%

Interest expense, net increased by $1.4 million from $1.1 million for the six months ended June 30, 2018 to $2.5 million for the six months ended June 30, 2019. The increase was primarily related to increased interest expense under our Credit Facility and our Term Loan, which we entered into on December 31, 2018. We expect interest expense to continue to increase as we continue to utilize our Credit Facility to purchase additional inventories as part of our growth strategy.

Liquidity and Capital Resources

Cash Flows for Six Months Ended June 30, 2018 and 2019

The following table provides information regarding our cash flows for the six months ended June 30, 2018 and 2019, respectively:

	Six Months Ended June 30,
	2018	2019
	(in thousands)
Cash used in operating activities	$(17,768)	$(16,289)
Cash provided by (used in) investing activities	10	(21)
Cash provided by financing activities	21,354	35,564
Effect of exchange rate on cash	2	1
Net change in cash and restricted cash for period	$3,598	$19,255

Net Cash Used in Operating Activities

Net cash used in operating activities was $17.8 million for the six months ended June 30, 2018 compared to $16.3 million of net cash used in operating activities for the six months ended June 30, 2019. The decrease in cash used in operating activities was driven by a reduction of net loss after reconciling for non-cash items used in operating activities from $17.3 million used in the six months ended June 30, 2018 to $10.9 million used for the six months ended June 30, 2019.  Cash used in operating activities was partially increased by an increase in cash used for working capital from $0.4 million used to $5.4 million used for the six months ended June 30, 2019, primarily related to the increase of accounts receivable during the period from increased sales late in the second quarter and increased prepaids in the period.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $21.4 million for the six months ended June 30, 2018, compared to $35.6 million of net cash provided by financing activities for the six months ended June 30, 2019. For the six months ended June 30, 2018, cash provided by financing activities of $21.4 million was primarily from proceeds of the sale of shares of Series C preferred stock of $21.0 million, net borrowings under the three-year, $15.0 million revolving credit facility (the “Prior Credit Facility”) with MidCap of $1.2 million, offset by $0.7 million in payments related to the three-year, $7.0 million term loan with MidCap (the “Prior Term Loan”) and $0.2 million in payments related to debt issuance costs. For the six months ended June 30, 2019, cash provided by financing activities of $35.6 million was primarily from the net proceeds of our IPO of $30.9 million, net borrowings from the Credit Facility with MidCap of $3.9 million, proceeds from insurance financing, net of $2.3 million, offset by $1.5 million in payments related to debt issuance costs and deferred equity fundraising costs.

Sources of Liquidity and Initial Public Offering

We are an early-stage growth company. As a result, we are investing in launching new products, advancing our software and expanding our sales and distribution infrastructure to accelerate revenue growth and scale operations to support such growth. To fund this investment, we have incurred losses with the expectation that we will generate profitable revenue streams in the future. While management and our board of directors believes that we will eventually reach a scale where the growth of our product revenues will offset the continued investments required in launching new products, completing the development of our software, and our sales and distribution operations, we believe that the size and nascent stage of our target market justify continuing to invest in growth at the expense of short-term profitability. In pursuit of the foregoing growth strategy, we have incurred operating losses of $22.6 million and $29.4 million for the years ended December 31, 2017 and 2018, respectively, primarily due to the impact from our continued investment in launching new products, advancing our artificial intelligence software and building out our sales and distribution infrastructure.

In addition, at December 31, 2017 and 2018, we had an accumulated deficit of $39.2 million and $71.0 million, respectively, cash on hand amounted to $5.3 million and $20.0 million, respectively, total outstanding borrowings from lenders amounted to $10.3 million and $27.5 million, respectively, and total available capacity on borrowings amounted to $5.6 million and $1.4 million, respectively. Moreover, we have not had a sufficient track record of improvement of our operating cash outflows. As such, in the event that we were unsuccessful in our ability to continue to reduce our cash outflows or obtain additional financing if such reduction in cash outflows was not achieved, we would have been unable to meet our obligations as they became due within one year from the date the consolidated financial statements were issued. These negative financial conditions raised substantial doubt about our ability to continue as a going concern.

We plan to continue pursuing our growth strategy. In the past, we have successfully funded our losses to-date through equity financings, beginning in July 2014 and continuing through our IPO, which was completed in June 2019 (see  below). As of December 31, 2018, we have raised over $72.6 million in equity financing to fund our operations. Further, in October 2017, we improved our working capital flexibility by securing $30.0 million through the Prior Credit Facility with MidCap and $7.0 million through the Prior Term Loan with MidCap and in November 2018, we exited the Prior Credit Facility and entered into the Credit Facility with MidCap, which can be increased, subject to certain conditions, to $50.0 million. Furthermore, on December 31, 2018, we entered into the Term Loan, obtaining a five-year $15.0 million term loan and repaying the outstanding amount of MidCap’s term loan of approximately $4.9 million. While there was no assurance that future equity investments or issuance of debt will occur, our management believed our success in funding since inception will continue in the foreseeable future.

During the December 31, 2018 audit of our consolidated financial statements, our financial forecast for the next 12 months included revenue growth, margin improvement by achieving lower cost of goods sold by continuing to negotiate preferential terms and costs with certain key manufacturers, a reduction of certain fixed costs, an improvement in inventory management and reduction in operating cash deficit. In addition, management anticipated that we would not breach our financial covenants associated with our Credit Facility for the next twelve months. However, there was no assurance that management’s forecast will be attained to maintain our liquidity to fund operations and/or maintain compliance with our covenants without future equity investments, such as an initial public offering, or issuance of debt from outside sources. In the event of a breach of our financial covenants under the Credit Facility, outstanding borrowings would become due on demand absent a waiver from the lender.

For the three and six months ended June 30, 2019, we incurred operating losses of $6.3 million and $13.5 million, respectively. For the three and six months ended June 30, 2018, we incurred operating losses of  $8.4 million and $17.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $87.0 million, cash on hand of $39.5 million and total outstanding borrowings from lenders of $31.9 million and total available capacity of $1.1 million.  As of June 30, 2019, we have raised over $102.3 million in equity financing to fund our operations, since inception, including the net proceeds from the IPO.

On June 14, 2019, we completed our IPO, selling 3,600,000 shares of our common stock at a price of $10.00 per share. Net proceeds to us from the offering were approximately $29.6 million after deducting legal, underwriting and other offering expenses. We believe that, based on our current sales and expense level projections, the credit facility with MidCap, and the proceeds from the IPO, we will satisfy its estimated liquidity needs for the twelve months from the condensed consolidated financial statements issuance date.  As such, the substantial doubt raised by our historical operating results has been mitigated.

Proposed Acquisitions

In the first quarter of 2019, we entered into non-binding term sheets to acquire a home décor company and a personal health care company.  As of June 30, 2019, we have terminated both potential acquisitions as our due diligence determined that both these acquisitions no longer met our financial and other performance criteria.

On July 21, 2019, we entered into a non-binding term sheet to acquire the assets of a personal health company that had an estimated net revenue of $1.8 million and operating income of $0.4 million in 2018. The business operates primarily on the Amazon US marketplace. We have proposed a purchase price for the acquisition of $1.3 million in cash and a promissory note issued by us in the principal amount of $0.2 million, which would accrue interest at a rate of 8.0% per year and mature nine months from the date of closing of the acquisition. Completion of the acquisition is subject to the execution of a definitive purchase agreement, satisfactory completion of various due diligence matters and certain required approvals. We provide no assurance that we will complete the acquisition, that the unaudited net revenue and operating income of the acquired business in future periods will be consistent with the historical results of the acquired business or that we will be able to realize any synergies from the acquisition.

Off-Balance Sheet Arrangements and Variable Interest Entities

We have not entered any off-balance sheet arrangements and do not have any holdings in variable interest entities.

Critical Accounting Policies and Use of Estimates

Our unaudited condensed consolidated financial statements have been prepared in accordance with GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in the Final Prospectus. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risk related to changes in interest rates. Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because our investments, including cash equivalents, are in the form, or may be in the form of, money market funds or marketable securities and are or may be invested in U.S. Treasury and U.S. government agency obligations. Due to the short-term maturities and low risk profiles of our investment, an immediate 100 basis point change in interest rates would not have a material effect on the fair market value of our investments. We do not currently use or plan to use financial derivatives in our investment portfolio or engage in hedging transactions to manage our exposure to interest rate risk.

In addition, we have outstanding debt under the Amended and Restated Credit Agreement, dated as of November 23, 2018, with MidCap as Agent and the lenders party thereto, as amended (the “MidCap Credit Agreement”) that bears interest. As of June 30, 2019, our outstanding indebtedness under the Credit Facility was $20.4 million, which bears interest at a rate of LIBOR plus 5.75%. We also have outstanding debt under the Term Loan. As of June 30, 2019, our outstanding indebtedness under the Term Loan was $15.0 million, which bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility or the Term Loan, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than less than 1% of our net revenue for each of the six months ended June 30, 2018 and 2019. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the six months ended June 30, 2018 and 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in the Final Prospectus, our disclosure controls and procedures were not effective as of June 30, 2019.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audits of our 2017 and 2018 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted in material weaknesses.

The material weakness identified in our internal control over financial reporting in 2017 primarily related to our accounting and proprietary systems used in our financial reporting process not having the proper level of controls. As a result, journal entries were prepared and posted to our accounting system without evidence of an independent review. In addition, our accounting and proprietary systems lacked controls over access and program change management that are needed to ensure access to financial data is adequately restricted to appropriate personnel.

During 2018, we took certain actions towards remediating the material weakness, which included implementing an accounting system that has the ability to better manage segregation of duties and controls over the preparation and review of journal entries and adding finance personnel and information technology personnel. As we are still in the process of establishing the appropriate controls and finalizing the implementation of our accounting systems, in connection with the audit of our 2018 consolidated financial statements, we and our independent registered public accounting firm concluded that there remains a material weakness related to the limited size of the finance department, a lack of proper segregation around preparation and review of certain account reconciliations and certain journal entries. Finally, there is also a material weakness related to our controls which are not designed effectively over the review of complex accounting matters.

Management’s Plan to Remediate the Material Weakness

As a result of these material weaknesses, we have initiated and will continue to implement remediation measures including but not limited to, finalization of our accounting systems implementations and review processes around our journal entries and account reconciliations. We are still in the process of completing the remediation of the previously identified material weakness.

The initiatives we are implementing to remediate the material weakness are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies in order to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act of 2002, as amended. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future.

Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

If we fail to fully remediate these material weaknesses or fail to maintain effective internal controls in the future, it could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis, which could cause investors to lose confidence in our financial information or cause our stock price to decline. Our independent registered public accounting firm has not assessed the effectiveness of our internal control over financial reporting and, under the Jumpstart Our Business Startups Act of 2012, will not be required to provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an “emerging growth company,” which may increase the risk that weaknesses or deficiencies in our internal control over financial reporting go undetected.

Changes in Internal Control

Other than the changes intended to remediate these material weaknesses noted above, there were no changes in our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by clients, employees, suppliers, competitors, government agencies or others. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations and other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in the Final Prospectus, are set forth below and are unchanged substantively as of June 30, 2019, except for those risks designated by an asterisk (*) .

Risks Related to Our Businesses, Strategies, Technology and Industry

*We and our independent registered public accounting firm have previously expressed substantial doubt about our ability to continue as a going concern.

Our growth strategy has resulted in operating losses and negative cash flows from operations, and our independent registered public accounting firm has included an explanatory paragraph in its report on our financial statements as of and for the years ended December 31, 2017 and 2018, that raises substantial doubt about our ability to continue as a going concern. We required significant additional funding to fund our growth strategy. If we were unable to raise additional funds we may have delayed, limited, reduced or terminated our product development or future commercialization efforts, our international expansion, our expansion into different e-commerce marketplaces and further our development of AIMEE, and/or scale back or eliminated some or all of our other operations. Any equity or debt financing that we obtain may have been dilutive to our current stockholders and debt financing, if available, may have involved restrictive covenants or unfavorable terms. If we were unable to continue as a going concern, we may have been forced to liquidate our assets and the values we may have received for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

On June 14, 2019, we completed our IPO, selling 3,600,000 shares of our common stock at a price of $10.00 per share. Net proceeds to us from the offering were approximately $29.6 million after deducting legal, underwriting and other offering expenses. We believe that, based on our current sales and expense level projections, the credit facility with MidCap (see Note 6), and the proceeds from the IPO, we will satisfy its estimated liquidity needs for the twelve months from the condensed consolidated financial statements issuance date.  As such, the substantial doubt raised by our historical operating results has been mitigated.

We will require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments to support our business growth and may require additional funds to support this growth and respond to business challenges, including the need to develop our services, expand our inventory, enhance our operating infrastructure, expand the markets in which we operate and potentially acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly limited, and our business and prospects could fail or be adversely affected.

We have previously identified material weaknesses in our internal control over financial reporting. Such material weaknesses may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.

In connection with the audits of our 2017 and 2018 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted in material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

The material weakness identified in our internal control over financial reporting in 2017 primarily related to our accounting and proprietary systems used in our financial reporting process not having the proper level of controls. As a result, journal entries were prepared and posted to our accounting system without evidence of an independent review. In addition, our accounting and proprietary systems lacked controls over access, and program change management that are needed to ensure access to financial data is adequately restricted to appropriate personnel.  In addition, there is a material weakness related to our controls that are not designed effectively to manage the review of complex accounting matters.

During 2018, we took certain actions towards remediating these material weaknesses, which included implementing an accounting system that has the ability to better manage segregation of duties and controls over the preparation and review of journal entries and adding finance personnel and information technology personnel. As we are still in the process of establishing the appropriate controls and finalizing the implementation of our accounting systems, in connection with the audit of our 2018 consolidated financial statements, we and our independent registered public accounting firm concluded that there remains  material weaknesses related to the limited size of the finance department, a lack of proper segregation around preparation and review of certain account reconciliations and certain journal entries. In addition, there is also a material weakness related to our controls which are not designed effectively over the review of complex accounting matters.

We cannot assure you that the steps we are taking will be sufficient to remediate our material weaknesses or prevent future material weaknesses or significant deficiencies from occurring.

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes Oxley Act”), we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission (the “SEC”) or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, financial condition and operating results could suffer.

*We may not be able to generate sufficient revenue to be profitable or to generate positive cash flow on a sustained basis, and our revenue growth rate may decline.

We experienced losses after tax of $23.1 million and $31.8 million in the years ended December 31, 2017 and 2018, respectively, and losses after tax of $18.1 million and $16.0 million in the six months ended June 30, 2018 and 2019, respectively. We may continue to experience losses before and after tax in the future, and we cannot assure you that we will achieve profitability and may continue to incur significant losses in future periods. We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining and further developing our platform and maintaining and growing our business.

Although our net revenue grew from $36.5 million for the year-ended December 31, 2017 to $73.3 million the year-ended December 31, 2018, representing a 101.0% growth rate, and from $28.9 million for the six months ended June 30, 2018 to $48.2 million the six months ended June 30, 2019, representing a 66.8% growth rate, our revenue growth rate may decline in the future due to a variety of factors, including increased competition and the maturation of our business. We cannot assure you that our net revenue will continue to grow or will not decline. You should not consider our historical net revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses are higher than forecasted, our business, financial performance and financial condition will be adversely affected.

Additionally, we expect our costs to increase in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. We expect to continue to expend substantial financial and other resources on the ideation, sourcing and manufacturing of products, our technology infrastructure, research and development, including investments in our research and development team and the development of new features, sales and marketing, international expansion and general administration, including expenses related to being a public company. These investments may not result in increased net revenue or growth in our business. If we cannot successfully earn revenue at a rate that exceeds the costs associated with our business, we will not be able to achieve or sustain profitability or generate positive cash flow on a sustained basis and our revenue growth rate may decline. If we fail to continue to grow our net revenue and overall business, our business, results of operations, financial condition and prospects could be materially adversely affected.

We have a short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

We have a short operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	manage our inventory effectively;
•	successfully develop and expand our managed SaaS and consumer product offering and geographic reach;
•	compete effectively;
•	anticipate and respond to macroeconomic changes;
•	effectively manage our growth;
•	hire, integrate and retain talented people at all levels of our organization;
•	avoid interruptions in our business from information technology downtime, cybersecurity breaches or labor stoppages;
•	maintain the quality of our technology infrastructure;
•	develop new features to enhance AIMEE’s functionality; and
•	retain our existing manufacturing vendors and attract new manufacturing vendors.

If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.

We may not be able to manage our growth effectively, and such rapid growth may adversely affect our corporate culture.

We have rapidly and significantly expanded our operations and anticipate expanding further as we pursue our growth strategies. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical systems, financial resources and internal control over financial reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in several geographic locations. We are currently in the process of transitioning certain of our business and financial systems to systems on a scale reflecting the increased size, scope and complexity of our operations, and the process of migrating our legacy systems could disrupt our ability to timely and accurately process information, which could adversely affect our results of operations and cause harm to our reputation. As a result, we may not be able to manage our expansion effectively.

Our entrepreneurial and collaborative culture is important to us, and we believe it has been a major contributor to our success. We may have difficulties maintaining our culture or adapting it sufficiently to meet the needs of our future and evolving operations as we continue to grow, in particular as we grow internationally. In addition, our ability to maintain our culture as a public company, with the attendant changes in policies, practices, corporate governance and management requirements may be challenging. Failure to maintain our culture could have a material adverse effect on our business, results of operations, financial condition and prospects.

Substantially all of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

We sell substantially all of our products on Amazon and are subject to Amazon’s terms of service and various other Amazon seller policies that apply to third parties selling products on Amazon’s marketplace. Amazon’s terms of service provide, among other things, that it may terminate or suspend its agreement with any seller or any of its services being provided to a seller at any time and for any reason. In addition, if Amazon determines that any seller’s actions or performance, including ours, may result in violations of its terms or policies, or create other risks to Amazon or to third parties, then Amazon may in its sole discretion withhold any payments owed for as long as Amazon determines any related risk to Amazon or to third parties persist. Further, if Amazon determines that any seller’s, including our, accounts have been used to engage in deceptive, fraudulent or illegal activity, or that such accounts have repeatedly violated its policies, then Amazon may in its sole discretion permanently withhold any payments owed. In addition, Amazon in its sole discretion may suspend a seller account and product listings if Amazon determines that a seller has engaged in conduct that violates any of its policies. From time to time, we have experienced suspensions and while we have in general been successful in having such suspensions removed, we can provide no assurance that suspensions will not occur in the future or that we will be able to successfully remove suspensions. While we endeavor to materially comply with the terms of services of the marketplaces on which we operate, we can provide no assurances that these marketplaces will have the same determination with respect to our compliance. In the event of any dispute between Amazon and us, the resolution of such dispute would be subject to binding arbitration and we cannot provide any assurance that we would prevail in such arbitration. Any limitation or restriction on our ability to sell on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

We also rely on services provided by Amazon’s fulfillment platform, including Prime Certification, which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. For products that we fulfill ourselves, we have qualified to offer our products for sale with Prime Certification delivery. Any inability to market our products for sale with expedited delivery provided under Prime Certification could have a material impact on our business, results of operations, financial condition and prospects.

*We rely on AIMEE and other information technologies and systems to operate our business and to maintain our competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm our business.

We depend on the use of our proprietary technology platform named AIMEE and other sophisticated information technologies and systems, including technology and systems used for websites and apps, customer service, logistics and fulfillment, supplier connectivity, communications and administration. As our operations grow in size, scope and complexity, we will need to continuously improve and upgrade our systems and infrastructure to offer an increasing number of consumer-enhanced services, features and functionalities, while maintaining and improving the reliability and integrity of our systems and infrastructure.

Our future success also depends on our ability to adapt AIMEE, our services and infrastructure, including our logistics and fulfillment platform which leverages AIMEE, to meet rapidly evolving e-commerce trends and demands while continuing to improve our software’s performance, features and reliability. The emergence of alternative platforms may require us to continue to invest in new and costly technology. We may not be successful, or we may be less successful than our competitors, in developing technologies that operate effectively across multiple e-commerce platforms, which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing providers, could also make it easier for competitors to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace our current systems or introduce new technologies and systems as quickly or cost effectively as we would like. Failure to invest in and adapt to technological developments and industry trends may have a material adverse effect on our business, results of operations, financial condition and prospects.

*We rely on data provided by third parties, the loss of which could limit the functionality of our platforms, cause us to invest in the wrong product or disrupt our business.

We use AIMEE, our proprietary software, to determine market trends and what markets to enter into. Our ability to successfully use AIMEE depends on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, such as Facebook, Google, Amazon, Walmart and eBay. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. The majority of this data is sourced for free or for de minimis amounts. AIMEE sources the majority of the data through application program interfaces (“APIs”) or through other standard data upload/downloads methods. This source of data allows us, leveraging AIMEE, to determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. The connection to multiple e-commerce platforms through APIs allows us to develop the automation of the purchase of marketing and automate the change of pricing of product listings on those e-commerce platforms.

In the future, any of these third parties could change its data sharing policies, including making them more restrictive, charging fees or altering its algorithms that determine the placement, display and accessibility of search results and social media updates, any of which could result in the loss of, or significant impairment to, our ability to collect useful data. These third parties could also interpret our, or our service providers’, data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect this data. Privacy concerns may cause end users to resist providing the personal data necessary to allow our proprietary software to determine market trends as well as our ability to effectively retain existing customers. Privacy advocacy groups and the technology and other industries are considering various new, additional or different self-regulatory standards that may place additional burdens on us. Any such changes could impair our ability to use data and could adversely impact select functionality of our proprietary software, impairing the ability to use this data to anticipate customer demand and market trends, as well as adversely affecting our business and our ability to generate revenue.

If we fail to keep up with rapid technological changes, or to further develop AIMEE, our future success may be adversely affected.

A.I. and machine learning technologies are subject to rapid changes and our technology is yet to be fully automated. Our future success will depend on our ability to respond to rapidly changing technologies, to adapt and further develop AIMEE’s functionality or our services to our evolving industry and to improve the performance and reliability of our systems. Our failure to adapt to such changes could harm our business. In addition, the widespread adoption of new internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our products, services or infrastructure. If we fail to keep up with rapid technological changes to remain competitive in our rapidly evolving industry, our future success may be adversely affected. We expect to incur significant costs in the development of AIMEE’s functionality, and any failure to achieve our expected performance goals could have an adverse effect on our financial condition and results of operations.

Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, the U.S. Postal Service and other third-party delivery agents as well as online retailers such as Amazon, eBay and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties, like FedEx to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. In addition, because we rely on national, regional and local transportation companies for the delivery of some of our other products, we are also subject to risks of breakage or other damage during delivery by any of these third parties. If these third parties do not meet our or our customers’ expectations, our brands may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to anticipate market trends and customer demand and to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.

Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices or customer support, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer view of our product listings and result in harm to our brands. Customers may also make safety-related claims regarding products sold through our online retail partners, such as Amazon, which may result in an online retail partner removing the product from its marketplace. Such removal may materially impact our financial results depending on the product that is removed and length of time that it is removed. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control.

Our efforts to acquire or retain consumers, and our efforts to sell new products or increase sales of our existing products, may not be successful, which could prevent us from maintaining or increasing our sales.

If we do not successfully promote and sustain our new and/or existing product listings and brands through marketing and other tools, we may fail to maintain or increase our sales. Promoting and positioning our brands and product listings will depend largely on the success of our marketing efforts, our ability to attract consumers cost effectively and our ability to consistently provide a high-quality product and maintain consumer satisfaction. In order to grow our business and to acquire and retain consumers, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. We also use promotions to drive sales, which may not be effective and may adversely affect our gross margins. Our investments in marketing may not effectively reach potential consumers, potential consumers may decide not to buy our products or the spending of consumers that purchase from us may not yield the intended return on investment, any of which could negatively affect our financial results. The failure of our marketing activities could also adversely affect our ability to promote our product listings and sell our products and to develop and maintain relationships with our consumers, retailers and brands, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.

Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other channels to purchase the wide variety of products we offer and may prefer alternatives to our offerings, such as those offered by other vendors on Amazon, eBay, Walmart and Jet, traditional brick-and-mortar retailers, and the websites of our competitors or our suppliers’ own websites. We expect competition in e-commerce generally to continue to increase. Competitors have introduced lower cost or differentiated products that are perceived to compete with our products. If we are unable to correctly anticipate market trends and customer demand, our ability to sell our products could be impaired. We have made investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising and paid social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver quality products, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease and our business, financial condition and operating results may be materially adversely affected.

We believe new customers can originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. For example, since 2016, Amazon has maintained a policy whereby they will purge all reviews they believe are paid for. While we do not ask customers to leave a positive review or change a review, some of our reviews have been purged by Amazon in accordance with this policy because Amazon believed they were questionable or not authentic. If Amazon continues to purge reviews or if we are unable to maintain our positive reviews, it may adversely affect our ability to acquire new customers. In addition, we believe that Amazon has placed limitations on the daily volume of reviews that may be provided for any specific product listing. This limitation or others relating to customer engagement with our product listings could impact the success of our product listings, which could adversely impact our financial performance.

If we fail to offer high-quality customer support, our business and reputation may suffer.

High-quality education, training and customer support are important for the successful retention of existing customers. Providing this education, training and support requires that our support personnel have specific knowledge and expertise of our products and markets, making it more difficult for us to hire qualified personnel and to scale up our support operations. The importance of high-quality customer support will increase as we expand our business and pursue new customers. If we do not provide effective and timely ongoing support, our ability to retain existing customers may suffer, and our reputation with existing or potential customers may be harmed, which would have a material adverse effect on our business, results of operations, financial condition and prospects.

*Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Our refund liability for sales returns was $0.2 million, $0.3 million, and $0.5 million as of December 31, 2017, December 31, 2018, and June 30, 2019, respectively, which is included in accrued liabilities and represents the expected value of refunds that may be due to our customers. If we experience significant product returns, we would incur significant expenses and our results of operation and financial condition would be adversely affected.

We rely on third party online marketplaces to sell and market our products, particularly Amazon, and these providers may change their Terms of Services, search engine algorithms or pricing in ways that could negatively affect our business, results of operations, financial condition and prospects.

We market and sell our products on various online retail channels, including Amazon, eBay and Walmart. These online retail channels provide us with direct access to potential customers on their websites and applications. This direct access enables us to push real-time or nearly real-time updates to product listings, gauge customer interest and rapidly move products to prevent obsolescence caused by excess inventory. In order to maintain relationships with the online retail channels, we may need to modify our products or marketing strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these online retail channels, either in whole or in part, our ability to distribute and market our products would be adversely impacted.

In order to grow our business, we anticipate that we will need to continue to maintain and potentially expand these relationships. In general, our financial results are immaterial to the online retail channels on which we sell. Accordingly, we have no negotiating power with these online retail channels and must accept changes to their platforms. For example, terms from online retail channels that could impact our business relate to platform fee charges (i.e., selling commissions), exclusivity, inventory warehouse availability, excluded products and limitations on sales and marketing, each of which could have a material impact on our results of operations, financial conditions and prospects. We believe we will also need to establish new relationships with new online retail channels, including online retail channels in new geographic markets that we enter, and online retail channels that may emerge in the future as the leading marketplaces for end consumers. Identifying potential online retail channels, and negotiating and documenting relationships with them, requires significant time and resources. Our competitors may be more effective than we are in providing incentives to online retail channels to favor their products or services or to prevent or reduce views of our products. In addition, the acquisition of a competitor by one of our online retail channels could result in increased visibility of the competitor’s product, which, in turn, could lead to decreased customer interest. If we are unsuccessful in establishing or maintaining our relationships with online retail channels, our ability to compete in the marketplace or to grow our net revenue could be impaired and our operating results could suffer.

Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands, products and services and by expanding our existing offerings into new geographies. Our strategy is to use our proprietary software to determine which markets to enter and optimize the mix of products that we offer. Examples of new markets we are considering expansion in are Japan and Eastern Europe. Further, we are considering launching products which are outside the current core of home and kitchen appliances and kitchenware, beauty-related products and consumer electronics. Launching new brands, products and services requires significant upfront investments, including investments in marketing, information technology and additional personnel. We operate in highly competitive industries with relatively low barriers to entry and must compete successfully in order to grow our business. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands, products and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks will become increasingly complex and operating them will become more challenging. There can be no assurance that we will be able to operate our networks effectively. We have also entered and may continue to enter new markets and provide product offerings in which we have limited or no experience, which may not be successful or appealing to our customers. In addition, we may face difficulties in integrating AIMEE into a SaaS client’s supply chain, which would reduce the ability of our managed SaaS business to generate revenue to the extent we are compensated for our services based on the level of sales of our clients’ products.

The consumer product goods (“CPG”) industry is subject to evolving standards and practices, as well as changing customer needs, requirements and preferences. Our ability to attract new customers and increase revenue from existing customers depends, in part, on our ability to enhance and improve our existing features, pinpoint new markets and introduce new products. We expend significant resources on research and development to develop new products in order to meet our customers’ rapidly evolving demands. The success of any enhancements or new features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. We may not be successful in these efforts, which could result in significant expenditures that could impact our revenue or distract management’s attention from current offerings.

Increased emphasis on the sale of new products could distract us from sales of our existing products in existing markets, negatively affecting our overall sales. We have invested and expect to continue to invest in new businesses, products, features, services and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new strategies and offerings are inherently risky, no assurance can be given that they will be successful. Our new features or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in introducing products in new markets;
•	failure to accurately predict market demand or end consumer preferences;
•	defects, errors or failures in our manufacturing;
•	introduction of competing products;
•	poor financial conditions for our customers or poor general macroeconomic conditions;
•	changes in legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our products;
•	failure of our brand promotion activities or negative publicity about the performance or effectiveness of our existing features; and
•	disruptions or delays in the online retailers and, or in addition to, logistics providers distributing our products.

There is no assurance that we will successfully identify new opportunities or develop and bring new products to market on a timely basis, which could materially and adversely affect our business and operating results and compromise our ability to generate revenue.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating internationally or selling our merchandise outside of the United States, and if we choose to expand internationally, we would need to adapt to different local cultures, standards and policies. The business model and technology we employ and the merchandise we currently offer may not be successful with consumers outside of the United States. Furthermore, to succeed with clients in international locations, it likely will be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	localization of our merchandise offerings and technology, including translation into foreign languages and adaptation for local practices;
•	different consumer demand dynamics, which may make our business model, technology and the merchandise we offer less successful compared to the United States;
•	competition from local incumbents that understand the local market and may operate more effectively;
•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties or other trade restrictions or any unexpected changes thereto;
•	laws and regulations regarding anti-bribery and anti-corruption compliance;
•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;

•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;
•	changes in a specific country’s or region’s political or economic conditions; and
•	risks resulting from changes in currency exchange rates.

If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

Use of social media and emails may adversely impact our reputation or subject us to fines or other penalties.

We use social media and emails as part of our omnichannel approach to marketing. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media and emails could also cause reputational damage.

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Our consumers may engage with us online through our social media platforms, including Facebook, and Instagram, by providing feedback and public commentary about all aspects of our business. Information concerning us or our retailers and brands, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition and prospects.

If our emails are not delivered and accepted or are routed by email providers less favorably than other emails, or our sites or mobile applications are not accessible or are treated disadvantageously by Internet service providers, our business may be substantially harmed.

If email providers or Internet service providers (“ISPs”) implement new or more restrictive email or content delivery or accessibility policies, including with respect to net neutrality, it may become more difficult to deliver emails to our customers or for customers to access our site, products and services. For example, certain email providers, including Google, categorize our emails as “promotional”, and these emails are directed to an alternate, and less readily accessible, section of a customer’s inbox. If email providers materially limit or halt the delivery of our emails, or if we fail to deliver emails to customers in a manner compatible with email providers’ email handling or authentication technologies, our ability to contact customers through email could be significantly restricted. In addition, if we are placed on “spam” lists or lists of entities that have been involved in sending unwanted, unsolicited emails, our operating results and financial condition could be substantially harmed. Further, if ISPs prioritize or provide superior access to our competitors’ content, our business and results of operations may be negatively impacted.

We are subject to risks related to online payment methods.

We accept payments using a variety of methods, including credit card, debit card, PayPal, credit accounts (including promotional financing) and gift cards. For certain payment methods, including credit and debit cards, we pay interchange and other fees, which may increase over time and raise our operating costs and lower profitability. In addition, our credit card and other payment processors could impose receivable holdback or reserve requirements in the future. We rely on third parties to provide payment processing services, including the processing of credit cards and debit cards, and it could disrupt our business if these companies become unwilling or unable to provide these services to us. We are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with the rules or requirements of any provider of a payment method we accept, if the volume of fraud in our transactions limits or terminates our rights to use payment methods we currently accept, or if a data breach occurs relating to our payment systems, we may, among other things, be subject to fines or higher transaction fees and may lose, or face restrictions placed upon, our ability to accept credit card and debit card payments from consumers or to facilitate other types of online payments. If any of these events were to occur, our business, financial condition and operating results could be materially adversely affected.

If we are unable to manage our inventory effectively, our operating results could be adversely affected.

To ensure timely delivery of products, we generally enter into purchase orders in advance with manufacturers. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. In the past, we have not always predicted the appropriate demand for our products by consumers with accuracy, which has resulted in inventory shortages, inventory write offs and lower gross margins. We rely on our procurement team to order products and we rely on our data analytics to inform the levels of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. Our contract manufacturers are often responsible for conducting a number of traditional operations with respect to their respective products, including maintaining raw materials and inventory for shipment to us. In these instances, we may be unable to ensure that these suppliers will continue to perform these services to our satisfaction in a manner that provides our customer with an appropriate brand experience or on commercially reasonable terms. If so, our business, reputation and brands could suffer. If our sales and procurement teams do not predict demand well or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our inventory, which could result in inventory excess or shortages, and our operating results and financial condition could be adversely affected.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, importing and warehousing.

We currently source all of the products we offer from third-party vendors and, as a result, we may be subject to price fluctuations or demand disruptions. Our operating results would be negatively impacted by increases in the prices of our products, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these news areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to customers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of raw materials used in the manufacture of our products, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our products. Further capacity fluctuations driven by various factors such as seasonality, tariffs, hedging or other factors can cause importing delays, which can lead to volatility in ocean freight rates and availability, causing us to incur additional expense and adversely affecting our operating results. In addition, our third party warehouse providers may not have sufficient capacity to store our goods or may seek to increase our pricing rates. Any delays, interruption, damage to or increased costs in the manufacture of the product we offer could result in higher prices to acquire the product or non-delivery of product altogether and could adversely affect our operating results.

In addition, we cannot guarantee that product we receive from vendors will be of sufficient quality or free from damage, or defects, or that such merchandise will not be damaged during shipping or storage. While we take measures to ensure product quality and avoid damage, including evaluating vendor facilities, operations and product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our distribution centers. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.

*Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers or directly themselves. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and offer high quality products to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality products on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected.

We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. For example, a significant number of our products are subject to import tariffs from China of 25%, and the remainder of our products, including our dehumidifier line of products, may be subject to a 25% tariff if, the previously announced and subsequently postponed, increases are enacted in the future. Our competitors may have greater existing inventory positions and other advantages that may allow them to price more competitively relative to our products. In addition, we may not be able to shift production for our products to other countries not subject to tariffs. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our clients’ experience. We are also subject to volatility in ocean freight rates that are driven, in part, by seasonality, capacity availability and other factors, including fuel-related regulations affecting the shipping industry. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism and similar factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our clients could become dissatisfied and cease using our products or services, which would adversely affect our business and operating results.

*We are dependent on third-party manufacturers, which are located in China, and any inability to obtain products from any such manufacturers could have a material adverse effect on our business, operating results and financial condition.

Substantially all of our products are manufactured by unaffiliated companies that are located in China. This concentration exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. The political, legal and cultural environment in China is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition. We rely on one large manufacturer for the manufacturing of several of our products, including our dehumidifiers. If we were no longer able to maintain that relationship for any reason, we may not be able to timely find another manufacturer, or another manufacturer that provides the same quality, which would negatively affect our business, sales and results of operations.

We depend on highly skilled personnel, including senior management and our technology professionals, and if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business could be harmed.

We believe our success has depended, and our future success depends, on the efforts and talents of our senior management and our highly skilled team members, including our software engineers, data scientists and technology professionals. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer has unique and valuable experience leading our Company from our inception through today. If he were to depart or otherwise reduce his focus on our Company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team and other key employees, except for our Founder and Chief Executive Officer.

Competition for key personnel is strong, especially in the New York, New York area where our headquarters are located, and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Similarly, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense globally. We do not have long-term employment or non-competition agreements with any of our personnel. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. In particular, our software engineers and technology professionals are key to designing, maintaining and improving code and algorithms necessary to our business. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees and key senior management with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, our business, results of operations, financial condition and prospects may be adversely affected.

In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. If the price of our stock declines, or experiences significant volatility, our ability to attract or retain key employees will be adversely affected. Also, as employee options vest and lock-ups expire, we may have difficulty retaining key employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

We may not accurately forecast revenues, profitability and appropriately plan our expenses.

We base our current and future expense levels on our operating forecasts and estimates of future income and operating results. Income and operating results are difficult to forecast because they generally depend on the volume and timing of the orders we receive, which are uncertain. Additionally, our business is affected by general economic and business conditions around the world. A softening in income, whether caused by changes in consumer preferences or a weakening in global economies, may result in decreased net revenue levels, and we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in income. This inability could cause our (loss)/income after tax in a given quarter to be (higher)/lower than expected. We also make certain assumptions when forecasting the amount of expense we expect related to our stock-based payments, which includes the expected volatility of our stock price, and the expected life of stock options granted. These assumptions are partly based on historical results. If actual results differ from our estimates, our operating results in a given quarter may be lower than expected.

Our operating results are subject to seasonal and quarterly variations in our net revenue and operating income and, as a result, our quarterly results may fluctuate and could be below expectations.

Our business can be seasonal based on our product mix and may become more seasonal depending on our product mix; specifically, we have realized a disproportionate amount of our net revenue and earnings for prior fiscal years in the third and fourth quarter as a result of the holiday season, and we expect this to continue in the future. If we experience lower than expected net revenue during any third or fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our third or fourth quarter operating results, including disruptions in our brands or our supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations and our financial condition for our entire fiscal year.

In anticipation of increased sales activity during the third and fourth quarter, we may incur significant additional expenses, including additional marketing and additional staffing in our customer support operations. In addition, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. At peak periods, there could also be further delays in processing orders, which could leave us unable to fulfill consumer orders due to “no stock,” which could lead to lower consumer satisfaction. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and production activities and may cause a shortfall in net sales as compared with expenses in a given period, which could substantially harm our business, results of operations, financial condition and prospects.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including those described above. As a result, historical period-to-period comparisons of our sales and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of a single fiscal quarter as an indication of our annual results or our future performance.

The terms of our revolving credit facility and term loan contain restrictive covenants that may limit our operating flexibility.

On November 23, 2018, we entered into an Amended and Restated Credit and Security Agreement with MidCap Funding X Trust, as amended (the “MidCap Credit Agreement”), pursuant to which we received access to a $25.0 million revolving credit facility, which can be increased, subject to certain conditions, to $50.0 million. The MidCap Credit Agreement contains restrictive covenants that limit our ability to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, modify organizational documents, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility under the MidCap Credit Agreement, which may limit our operating flexibility. In addition, the revolving credit facility is secured by all of our assets, other than our intellectual property, and requires us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our revolving credit facility would adversely affect our business.

On December 31, 2018, we entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation (“Horizon Loan Agreement”) pursuant to which we received term loans in an aggregate amount of $15.0 million. The Horizon Loan Agreement contains restrictive covenants that limit our ability to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the credit facility under the Horizon Loan Agreement, which may limit our operating flexibility. In addition, the term loans are secured by all of our assets, including certain intellectual property, and require us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.

If we raise any additional debt financing, the terms of such additional debt could further restrict our operating and financial flexibility.

General economic factors may adversely affect our business, financial performance and results of operations.

Our business, financial performance and results of operations depend significantly on worldwide macroeconomic economic conditions and their impact on consumer spending. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative national or global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality and could cause them to raise prices, lower production levels or cease their operations.

Economic factors such as increased commodity prices, shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in or interpretations of other laws, regulations and taxes may also increase our cost of goods sold and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Any significant increases in costs may affect our business disproportionately than our competitors. Changes in trade policies or increases in tariffs, including those recently enacted by the United States and proposed by China, may have a material adverse effect on global economic conditions and the stability of global financial markets and may reduce international trade.

Natural disasters or other unexpected events may adversely affect our operations, particularly our merchandise supply chain and shipping efforts.

Natural disasters, such as earthquakes, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our merchandise supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. For example, we receive and warehouse a portion of our inventory in California. If any such disaster were to impact this facility, our operations would be disrupted. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business and operating results could be adversely affected.

*We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.  In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, existing contracts and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;

•	difficulty incorporating acquired technology and rights into our proprietary software and of maintaining quality and security standards consistent with our brands;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	incurrence of acquisition-related costs or equity dilution associated with funding the acquisition;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•	risks of entering new markets or new product categories in which we have limited or no experience;
•	difficulty converting the customers of the acquired business into our customers;
•	diversion of our management’s attention from other business concerns;
•	adverse effects to our existing business relationships as a result of the acquisition;
•	potential loss of key employees, clients, vendors and suppliers from either our current business or an acquired company’s business;
•	use of resources that are needed in other parts of our business;
•	possible write offs or impairment charges relating to acquired businesses; and
•	use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.

Risks Related to Our Intellectual Property and Information Security

Our use of open source software may pose particular risks to our proprietary software and systems.

We use open source software in our proprietary software, AIMEE, and other of our sophisticated information technologies and systems, and will use open source software in the future. The licenses applicable to our use of open source software may require that source code that is developed using open source software be made available to the public and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition and operating results.

Assertions by third parties of infringement or misappropriation by us of their intellectual property rights or confidential know how could result in significant costs and substantially harm our business and results of operations.

Third parties have asserted, and may in the future assert, that we have infringed or misappropriated their trademarks, copyrights, confidential know how, trade secrets, patents or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations, whether or not they are successful. If we are forced to defend against any infringement or other claims relating to the trademarks, copyright, confidential know how, trade secrets, patents or other intellectual property rights of third parties, whether they are with or without merit or are determined in our favor, we may face costly litigation or diversion of technical and management personnel. Furthermore, the outcome of a dispute may be that we would need to cease use of some portion of our technology, develop non-infringing technology, pay damages, costs or monetary settlements or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all, and we may be unable to successfully develop non-infringing technology. Any such assertions or litigation could materially adversely affect our business, results of operations, financial condition and prospects.

The e-commerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our technologies.

Certain third parties have substantially greater resources than we have and may be able to sustain the costs of intellectual property litigation for longer periods of time than we can. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to protect our proprietary methods, trademarks, domain names, copyrights, patent, trade dress, trade secrets, proprietary technology and similar intellectual property, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. There can be no assurance that the particular forms of intellectual property protection that we seek, including business decisions about when to file trademark applications and patent applications, will be adequate to protect our business. We intend to continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that the scope of the claims in our issued patents will be sufficient or have the coverage originally sought, that our issued patents will provide us with any competitive advantages, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation may fail, and even if successful, could be costly, time-consuming and distracting to management and could result in a diversion of significant resources. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. An adverse determination of any litigation or defense proceedings could put our intellectual property at risk of being invalidated or interpreted narrowly and could put our related pending patent applications at risk of not being issued. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential or sensitive information could be compromised by disclosure in the event of litigation. During the course of litigation, there could be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock.

Any of our intellectual property rights could be challenged by others or invalidated through administrative processes or litigation. Furthermore, there can be no guarantee that others will not independently develop similar products, duplicate any of our products or design around our patents. Despite our efforts, we may be unable to prevent third parties from infringing upon, misappropriating or otherwise violating our intellectual property rights and other proprietary rights.

We rely, in part, on confidentiality agreements with our employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods.

These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

The laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States.

To the extent that we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase. For example, many foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of intellectual property.

We cannot be certain that our means of protecting our intellectual property and proprietary rights will be adequate or that our competitors will not independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, operating results and financial condition could be adversely affected.

The inability to acquire, use or maintain our marks and domain names for our sites could substantially harm our business and operating results.

We currently are the registrant of marks for our brands in numerous jurisdictions and are the registrant of the Internet domain name for the websites of Mohawkgp.com, homelabs.com, vremi.com, xtava.com, rif6.com and our other sites, as well as various related domain names. However, we have not registered our marks or domain names in all major international jurisdictions. Domain names generally are regulated by Internet regulatory bodies. If we do not have, or cannot obtain on reasonable terms, the ability to use our marks in a particular country or to use or register our domain name, we could be forced either to incur significant additional expenses to market our products within that country, including the development of a new brand and the creation of new promotional materials and packaging, or to elect not to sell products in that country. Either result could materially adversely affect our business, financial condition and operating results.

Furthermore, the regulations governing domain names and laws protecting marks and similar proprietary rights could change in ways that block or interfere with our ability to use relevant domains or our current brands Also, we might not be able to prevent third parties from registering, using or retaining domain names that interfere with our consumer communications or infringe or otherwise decrease the value of our marks, domain names and other proprietary rights. Regulatory bodies also may establish additional generic or country-code top-level domains or may allow modifications of the requirements for registering, holding or using domain names. As a result, we might not be able to register, use or maintain the domain names that utilize the name Mohawk or our other brands in all of the countries in which we currently or intend to conduct business.

Any significant disruption in service on our websites or apps or in our computer systems, a number of which are currently hosted or provided by third-party providers, could materially affect our ability to operate, damage our reputation and result in a loss of consumers, which would harm our business and results of operations.

Our ability to sell and market our products relies on the performance and continued development of AIMEE. AIMEE’s functionality, including its continued development, relies upon a number of third-party related services, including those relating to cloud infrastructure, technology services, servers, open source libraries and vendor APIs. Any disruption or loss of any of these third-party services could have a negative effect on our business, results of operations, financial condition and prospects. We may experience interruptions in our systems, including server failures that temporarily slow down or interfere with the performance of our platforms and the ability to sell on e-commerce marketplaces. Interruptions in these systems, whether due to system failures, human input errors, computer viruses or physical or electronic break-ins, and denial-of-service attacks on us, third-party vendors or communications infrastructure, could affect the availability of our services on our platform and prevent or inhibit the ability of selling our products. Volume of traffic and activity on e-commerce marketplaces spikes on certain days, such as during a Black Friday promotion, and any such interruption would be particularly problematic if it were to occur at such a high-volume time. Problems with the reliability of our systems or third-party marketplaces could prevent us from earning revenue and could harm our reputation. Damage to our reputation, any resulting loss of customers, e-commerce confidence and the cost of remedying these problems could negatively affect our business, results of operations, financial condition and prospects.

Our ability to maintain communications, network and computer hardware in the countries in which they are used may in the future be subject to regulatory review and licensing, and the failure to obtain any required licenses could negatively affect our business. Our systems and infrastructure are predominately reliant on third parties. Problems faced by our third-party service providers with the telecommunications network providers with whom they contract or with the systems by which they allocate capacity among their users, including us, could adversely affect the experience of our consumers. Our third-party service providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy or reorganization, faced by our third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our consumers, brands and others, including credit card information and personally identifiable information, as well as other confidential information. We also engage third parties that store, process and transmit these types of information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, our brand’s e-commerce websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases.

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks, systems and accounts; unauthorized access to and misappropriation of consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; litigation, regulatory action and other potential liabilities. In the past, we have experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks; however, such attacks could in the future have a material adverse effect on our operations. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our marketplace platforms and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition and prospects. We continue to devote significant resources to protect against security breaches, or we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business. To date, we are not aware of any material compromises or breaches of our networks or systems.

Risks Related to Legal and Regulatory Matters

We may be subject to general litigation, regulatory disputes and government inquiries.

As a growing company with expanding operations, we have in the past and may in the future increasingly face the risk of claims, lawsuits, government investigations and other proceedings involving competition and antitrust, intellectual property, privacy, consumer protection, accessibility claims, securities, tax, labor and employment, commercial disputes, services and other matters. The number and significance of these disputes and inquiries have increased as the political and regulatory landscape changes, and as we have grown larger and expanded in scope and geographic reach, and our services have increased in complexity.

We cannot predict the outcome of such disputes and inquiries with certainty. Regardless of the outcome, these can have an adverse impact on us because of legal costs, diversion of management resources and other factors. Determining reserves for any litigation is a complex, fact-intensive process that is subject to judgment calls. It is possible that a resolution of one or more such proceedings could require us to make substantial payments to satisfy judgments, fines or penalties or to settle claims or proceedings, any of which could harm our business. These proceedings could also result in reputational harm, criminal sanctions, consent decrees or orders preventing us from offering certain products or services or requiring a change in our business practices in costly ways or requiring development of non-infringing or otherwise altered products or technologies. Litigation and other claims and regulatory proceedings against us could result in unexpected expenses and liabilities, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

Our business and financial performance could be adversely affected by unfavorable changes in or interpretations of existing laws, rules and regulations or the promulgation of new laws, rules and regulations applicable to us and our businesses, including those relating to the internet and e-commerce, internet advertising and price display, consumer protection, anti-corruption, antitrust and competition, economic and trade sanctions, energy usage and emissions, tax, banking, data security, network and information systems security, data protection and privacy. As a result, regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our practices were found not to comply with applicable regulatory or licensing requirements or any binding interpretation of such requirements. Unfavorable changes or interpretations could decrease demand for our products or services, limit marketing methods and capabilities, affect our margins, increase costs or subject us to additional liabilities.

For example, there are, and will likely continue to be, an increasing number of laws and regulations pertaining to the internet and e-commerce that may relate to liability for information retrieved from or transmitted over the internet, display of certain taxes and fees, online editorial and consumer-generated content, user privacy, data security, network and information systems security, behavioral targeting and online advertising, taxation, liability for third-party activities and the quality of services. Furthermore, the growth and development of e-commerce may prompt calls for more stringent consumer protection laws and more aggressive enforcement efforts, which may impose additional burdens on online businesses generally.

In May 2019, we received notice from the California Energy Commission (the “CEC”) that certain of our products have not been listed in the CEC’s Modernized Appliance Efficiency Database System (the “MAEDbS”) and therefore we are not in compliance with a CEC regulation. In order for an appliance to be listed in the MAEDbS, it must be tested at a lab approved by the CEC and the test data must be submitted to the CEC’s Appliance Efficiency Program. Although we believe that a number of the products identified in the CEC’s notice are, and have been, listed in the MAEDbS and comply with applicable CEC regulations, we may be subject to a financial penalty imposed by the CEC with respect to certain of our products that are not currently listed and may not otherwise currently meet applicable CEC energy regulations. We cannot be certain that our insurance coverage will fully cover any financial liability actually incurred. In addition, if we are required to list these additional products in the MAEDbS, we may not be permitted to sell them in the State of California until they are listed.

If our products experience any recalls, product liability claims, or government, customer or consumer concerns about product safety, our reputation and operating results could be harmed.

Our products are subject to regulation by the U.S. Consumer Product Safety Commission (the “CPSC”) and similar state and international regulatory authorities, and their products sold on our platform could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety including concerns about the safety of products manufactured in developing countries, could lead us to recall selected products. Recalls and government, customer or consumer concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition and prospects. For example, in May 2018, the board of directors of Mohawk Group, Inc., our wholly-owned subsidiary (“Mohawk Opco”), approved a voluntary recall of the Xtava Allure Hair Dryer. In June 2018, Mohawk Opco filed an application for a voluntary recall with the CPSC pursuant to Section 15(b) of the Consumer Product Safety Act (“CPSA”). Mohawk Opco received approval from the CPSC to provide consumers with replacement units and publicly announced the recall on August 15, 2018. Mohawk Opco estimates it will incur approximately $1.6 million in costs related to the recall for procurement, manufacturing, fulfillment and delivery to consumers who apply and qualify for the recall costs. Mohawk Opco recorded the expense in 2018. Mohawk Opco also estimates it will incur legal and other expenses of approximately $0.4 million related to the recall, which will be expensed as incurred.

We may be subject to product liability claims if people or property are harmed by the products we sell. Some of the products we sell may expose us to product liability claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. For example, in August 2018, we announced a voluntary recall of certain hair dryers that were alleged to have overheated or caused fires. Although no claims have been brought, pursuant to the CPSC and the guidelines set forth by the CPSA, we may be subject to a late reporting penalty if the CSPC decides to perform a late reporting investigation and determines we failed to meet all reporting requirements. If we are determined to have violated the reporting guidelines, a penalty may be material to the consolidated financial statements.

Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Some of our agreements with members of our supply chain may not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

Any failure by us or our vendors to comply with product safety, labor or other laws, or our standard vendor terms and conditions, or to provide safe factory conditions for our or their workers may damage our reputation and brand and harm our business.

The products we sell to our clients are subject to regulation by the CPSC, the Federal Trade Commission (“FTC”) and similar state and international regulatory authorities. As a result, such products could be in the future subject to recalls and other remedial actions. Product safety, labeling and licensing concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, suspension of our seller accounts on Amazon and other online marketplaces, lost sales, diverted resources, potential harm to our reputation and increased client service costs and legal expenses, which could have a material adverse effect on our operating results.

Some of the products we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance and have implemented a quality assurance program that includes obtaining necessary certifications, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, some of our agreements with our vendors may not indemnify us from product liability for a particular vendor’s products or our vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

Misclassification or reclassification of our independent contractors or employees could increase our costs and adversely impact our business.

Our workers are classified as either employees or independent contractors, and if employees, as either exempt from overtime or non-exempt (and therefore overtime eligible). Regulatory authorities and private parties have recently asserted within several industries that some independent contractors should be classified as employees and that some exempt employees, including those in sales-related positions, should be classified as non-exempt based upon the applicable facts and circumstances and their interpretations of existing rules and regulations. If we are found to have misclassified employees as independent contractors or non-exempt employees as exempt, we could face penalties and have additional exposure under federal and state tax, workers’ compensation, unemployment benefits, labor, employment and tort laws, including for prior periods, as well as potential liability for employee overtime and benefits and tax withholdings. Legislative, judicial or regulatory (including tax) authorities could also introduce proposals or assert interpretations of existing rules and regulations that would change the classification of a significant number of independent contractors doing business with us from independent contractor to employee and a significant number of exempt employees to non-exempt. A reclassification in either case could result in a significant increase in employment-related costs such as wages, benefits and taxes. The costs associated with employee classification, including any related regulatory action or litigation, could have a material adverse effect on our results of operations and our financial position.

We are subject to U.S. governmental regulation and other legal obligations related to privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

We collect personally identifiable information and other data from our consumers and prospective consumers. We collect this info automatically through the automated sales processes with e-commerce marketplaces. We, at times, may use this information to provide, support, expand and improve our business and tailor our marketing and advertising efforts.

Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, such as the FTC, and various state, local and foreign agencies. Our data handling also is subject to contractual obligations and industry standards.

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the United States, various laws and regulations apply to the collection, processing, disclosure and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the United States, federal and various state governments have adopted or are considering laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California recently passed the California Consumer Privacy Act, which has an effective date of January 1, 2020 and introduces substantial changes to privacy law for businesses that collect personal information from California residents. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices.

Many data protection regimes apply based on where a consumer is located, and as we expand and new laws are enacted or existing laws change, we may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, which could require us to incur additional costs and restrict our business operations. Any failure or perceived failure by us to comply with rapidly evolving privacy or security laws, such as the Personal Information Security Specification (the “China Specification”), policies (including our own stated privacy policies), legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other consumer data may result in governmental enforcement actions, litigation (including consumer class actions), fines and penalties or adverse publicity and could cause our consumers to lose trust in us, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We handle credit card and other personal information, and, as such, are subject to governmental regulation and other legal obligations related to the protection of personal data, privacy and information security in certain countries where we do business and there has been and will continue to be a significant increase globally in such laws that restrict or control the use of personal data.

Due to the sensitive nature of such information, we have implemented policies and procedures to preserve and protect our data and our customers’ data against loss, misuse, corruption, misappropriation caused by systems failures, unauthorized access or misuse. Notwithstanding these policies, we could be subject to liability claims by individuals and customers whose data resides in our databases for the misuse of that information. If we fail to meet appropriate compliance levels, this could negatively impact our ability to utilize credit cards as a method of payment, and/or collect and store credit card information, which could disrupt our business.

In Europe, where we expect to expand our business operations in the future as part of our growth, the data privacy and information security regime recently underwent a significant change and continues to evolve and is subject to increasing regulatory scrutiny.

The General Data Protection Regulation (“GDPR”), which came into force on May 25, 2018, implemented more stringent operational requirements for our use of personal data. These more stringent requirements include expanded disclosures to tell our consumers about how we may use their personal data, increased controls on profiling customers and increased rights for customers to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements and significantly increased penalties of the greater of €20 million or 4% of global turnover for the preceding financial year. The U.K.’s Network and Information Systems Regulations 2018 (“NID Regulations”), which came into force on May 10, 2018, apply to us as an online marketplace and place additional network and information systems security obligations on us, as well as mandatory security incident notification in certain circumstances with penalties of up to £17 million.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online behavioral advertising, and laws in this area are also under reform. Such regulations may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing, it may increase the cost of operating a business that collects or uses such information and undertakes online marketing, it may also increase regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws.

We could incur substantial costs to comply with these regulations. The changes could require significant systems changes, limit the effectiveness of our marketing activities, adversely affect our margins, increase costs and subject us to additional liabilities.

We are subject to new, stringent privacy regulations in China that are broader than those of our other operations.

In China, the China Specification came into force on May 1, 2018. Although the China Specification is not a mandatory regulation, it nonetheless has a key implementing role in relation to China’s Cyber Security Law in respect of protecting personal information in China. Furthermore, it is likely that the China Specification will be relied on by Chinese government agencies as a standard to determine whether businesses have abided by China’s data protection rules. This China Specification has introduced many concepts and protection rules for personal information, such as “Data Controller” from GDPR. From the consent perspective the China Specification and GDPR are similar, but the China Specification has broadened the scope of personal sensitive information (“PSI”) as compared to GDPR (including but not limited to phone number, transaction record and purchase history, bank account, browser history and e-ID info such as system account, email address and corresponding password) and thus, the application of explicit consent under the China Specification is more far reaching. Furthermore, under the China Specification, the data controller must provide the purpose of collecting and using personal information, as well as business functions of such purpose, and the China Specification requires the data controller to distinguish its core function from additional functions to ensure the data controller will only collect personal information as needed. Our failure to comply with the China Specification could result in governmental enforcement actions, litigation, fines and penalties, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to customs and international trade laws that could require us to modify our current business practices and incur increased costs or could result in a delay in getting products through customs and port operations, which may limit our growth and cause us to suffer reputational damage.

We predominately import our products from China. We are subject to numerous regulations, including customs and international trade laws that govern the importation and sale of our goods. In addition, we face risks associated with trade protection laws, policies and measures and other regulatory requirements affecting trade and investment, including loss or modification of exemptions for taxes and tariffs, imposition of new tariffs and duties and import and export licensing requirements in the countries in which we operate, in particular, in China, where trade relations between the United States and China are uncertain. Our failure to comply with import or export rules and restrictions or to properly classify items under tariff regulations and pay the appropriate duties could expose us to fines and penalties. If these laws or regulations were to change or were violated by our management, employees, retailers or brands, we could experience delays in shipments of our goods, be subject to fines or penalties or suffer reputational harm, which could reduce demand for our products or services and negatively impact our results of operations.

Our business depends on our ability to source and distribute products in a timely manner. As a result, we rely on the free flow of goods through open and operational ports worldwide. Labor disputes or other disruptions at ports create significant risks for our business, particularly if work slowdowns, lockouts, strikes or other disruptions occur. Any of these factors could result in reduced sales or canceled orders, which may limit our growth and damage our reputation and may have a material adverse effect on our business, results of operations, financial condition and prospects.

If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our business and results of operations could be materially and adversely affected.

We purchase our products from unaffiliated manufacturers that are located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the Trump administration continues to signal that it may alter trade agreements and terms between China and the United States, including limiting trade with China, imposing additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. Consequently, it is possible further and or higher tariffs will be imposed on products imported from foreign countries, including China, or that our business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.

Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance.

Many of the laws, rules or regulations imposing taxes and other similar obligations were established before the growth of the internet and e-commerce. Tax authorities in non-U.S. jurisdictions and at the U.S. federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce and considering changes to existing tax or other laws that could regulate our transmissions and/or levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. For example, in March 2018, the European Commission proposed new rules for taxing digital business activities in the EU. In addition, state and local taxing authorities in the United States and taxing authorities in other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. Multiple U.S. states have enacted related legislation and other states are now considering such legislation. Furthermore, the U.S. Supreme Court recently has held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by that state, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. Such legislation could require us or our retailers and brands to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. We cannot predict the effect of current attempts to impose taxes on commerce over the internet. If such tax or other laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our products if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have $14.2 million net operating loss carryforwards as of December 31, 2018, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, such as research and development credit carryforwards, before utilization.

We are subject to anti-corruption, anti-bribery, anti-money laundering and similar laws, and non-compliance with such laws can subject us to criminal penalties or significant fines and harm our business and reputation.

The SEC, the U.S. Department of Justice, the U.S. Treasury Department’s Office of Foreign Assets Controls (“OFAC”), the U.S. Department of State, as well as other foreign regulatory authorities continue to enforce economic and trade regulations and anti-corruption laws across industries. U.S. trade sanctions relate to transactions with designated foreign countries and territories, including Cuba, Iran, North Korea, Syria and the Crimea region of Ukraine (“Crimea”) as well as specifically targeted individuals and entities that are identified on U.S. and other blacklists, and those owned by them or those acting on their behalf. Anti-corruption laws, including the U.S. Foreign Corrupt Practices Act (the “FCPA”) and the U.K. Bribery Act (the “Bribery Act”), generally prohibit direct or indirect corrupt payments to government officials and, under certain laws, private persons to obtain or retain business or an improper business advantage. Some of our international operations are conducted in parts of the world, including Ukraine, Philippines and China, where it is common to engage in business practices that are prohibited by these laws.

Although we have policies and procedures in place designed to promote compliance with laws and regulations, which we review and update as we expand our operations in existing and new jurisdictions in order to proportionately address risks of non-compliance with applicable laws and regulations, our employees, partners or agents could take actions in contravention of our policies and procedures or violate applicable laws or regulations. As regulations continue to develop and regulatory oversight continues to focus on these areas, we cannot guarantee that our policies and procedures will ensure compliance at all times with all applicable laws or regulations. In the event our controls should fail, or we are found to be not in compliance for other reasons, we could be subject to monetary damages, civil and criminal monetary penalties, withdrawal of business licenses or permits, litigation and damage to our reputation and the value of our brand.

As we expand our operations in existing and new jurisdictions internationally, we will need to increase the scope of our compliance programs to address the risks relating to the potential for violations of the FCPA and the Bribery Act and other anti-bribery and anti-corruption laws. Further, the promulgation of new laws, rules and regulations, or the new interpretation of existing laws, rules and regulations, in each case that restrict or otherwise unfavorably impact the ability or manner in which we or our retailers and brands conduct business could require us to change certain aspects of our business, operations and commercial relationships to ensure compliance, which could decrease demand for products or services, reduce net revenue, increase costs or subject us to additional liabilities. Anti-corruption and anti-bribery laws have been enforced aggressively in recent years, are interpreted broadly and prohibit companies and their employees and agents from promising, authorizing, making, offering, soliciting or accepting improper payments or other benefits to or from government officials and others in the private sector. As we increase our international sales and business, particularly in countries with a low score on the Corruptions Perceptions Index by Transparency International and increase our use of third-party business partners such as sales agents, distributors, resellers or consultants, our risks under these laws may increase. Under these laws, we could be held liable for the corrupt or other illegal activities of our employees, representatives, contractors, business partners and agents, even if we do not explicitly authorize or have actual knowledge of such activities. Noncompliance with these laws could subject us to investigations, sanctions, settlements, prosecution, other enforcement actions, disgorgement of profits, significant fines, damages, other civil and criminal penalties or injunctions, suspension or debarment from contracting with certain persons, the loss of export privileges, whistleblower complaints, reputational harm, adverse media coverage and other collateral consequences. If any subpoenas or investigations are launched, or governmental or other sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations and financial condition could be materially harmed. In addition, responding to any action will likely result in a materially significant diversion of management’s attention and resources and significant defense and compliance costs and other professional fees. In certain cases, enforcement authorities may even require us to appoint an independent compliance monitor, which can result in added costs and administrative burdens. Any investigations, actions, sanctions or other previously mentioned harm could have a material negative effect on our business, operating results and financial condition.

Risks Related to Ownership of our Common Stock and Our Status as a Public Company

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies or smaller reporting companies could make our common stock less attractive to investors.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

•	not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act;
•	permission to delay adopting new or revised accounting standards until such time as those standards apply to private companies;
•	reduced disclosure obligations regarding executive compensation in our periodic reports and annual report on Form 10-K; and
•	exemptions from the requirements of holding non-binding advisory votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We may take advantage of these and other exemptions until we are no longer an “emerging growth company”. We could be an emerging growth company until as long as December 31, 2024 (up to the end of the fiscal year in which the fifth anniversary of the completion our initial public offering occurs), although we expect to not be an emerging growth company sooner. Our status as an emerging growth company will end as soon as any of the following takes place:

•	the last day of the fiscal year in which we have more than $1.07 billion in annual revenue;
•	the date we qualify as a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates;
•	the date on which we have issued, in any three-year period, more than $1.0 billion in non-convertible debt securities; or
•	the last day of the fiscal year ending after the fifth anniversary after we become a public company.

We cannot predict if investors will find our common stock less attractive if we choose to rely on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on any of these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

In addition, under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company”, which would allow us to take advantage of many of the same exemptions from disclosure requirements (excluding the exemption from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act) and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

*Our share price may be volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $6.22 to $10.00 per share from June 12, 2019 to July 31, 2019. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or anticipated fluctuations in our financial condition and operating results;
•	the financial projections we may provide to the public, and any changes in projected operational and financial results;

•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of technological innovations or new offerings by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	additions or departures of key personnel;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	reaction to our press releases and filings with the SEC;
•	changes in accounting principles;
•	lawsuits threatened or filed against us;
•	fluctuations in operating performance and the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in laws or regulations applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	the expiration of any contractual lock-up periods;
•	other events or factors, including those resulting from war, incidents of terrorism or responses to these events; and
•	general economic and market conditions.

Furthermore, in recent years, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could also harm our business.

*An active trading market for our common stock may not be sustained, and you may not be able to resell your common stock at a desired market price.

Our shares of common stock began trading on the Nasdaq Capital Market on June 12, 2019. Prior to our initial public offering, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Capital Market, an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, you may not be able to sell your shares quickly or at a desired market price. If no active trading market for our common stock is sustained, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future or impair our ability to acquire businesses or technologies using our shares as consideration.

FINRA sales practice requirements may limit a stockholder’s ability to buy and sell our stock.

The Financial Industry Regulatory Authority, Inc. (“FINRA”) has adopted rules requiring that, in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative or low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA has indicated its belief that there is a high probability that speculative or low-priced securities will not be suitable for at least some customers. If these FINRA requirements are applicable to us or our securities, they may make it more difficult for broker-dealers to recommend that at least some of their customers buy our common stock, which may limit the ability of our stockholders to buy and sell our common stock and could have an adverse effect on the market for and price of our common stock.

If securities or industry analysts either do not publish research about us or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

The estimates of market opportunity, market size and forecasts of market growth included in our publicly-filed documents may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

Market opportunity, size estimates and growth forecasts included in our publicly-filed documents are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. For example, several of the reports and data on which our estimates and forecasts are based, rely on projections of consumer adoption and incorporate data from secondary sources such as company websites as well as industry, trade and government publications.

Net revenue and operating results are difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of total net revenue and gross margins using human judgment combined with our machine learning, natural language processing and data analytics. We cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. If our assumptions and calculations prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue per active customer than anticipated, any of which could have a negative impact on our business and results of operations. In addition, as we enter a new consumer product market, we may initially provide discounts to customers to gain market traction, and the amount and effect of these discounts may vary greatly. Finally, we are evaluating our total addressable market with respect to new product offerings and new markets. These estimates of total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Even if the market in which we compete meets the size estimates and growth forecasted in our publicly-filed documents, our business could fail to grow at similar rates, if at all.

Our business is also affected by general economic and business conditions in the U.S., and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenue. Any failure to accurately predict net revenue or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

*Future sales and issuances of our capital stock, or the perception that such sales may occur, could cause our stock price to decline.

We have agreed, subject to specified exceptions, not to (i) offer, pledge, issue, sell, contract to sell, purchase, contract to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock, or (iii) file any registration statement with the SEC relating to the offering of any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, except for a registration statement on Form S-4 in connection with a business combination transaction or a registration statement on Form S-8 with respect to the registration of shares of our common stock to be issued under equity incentive plans for our employees until December 9, 2019 (the date that is 180 days following the date of the Final Prospectus). However, Roth Capital Partners, LLC, may release us from any or all of the restrictions in the preceding sentence prior to the expiration of the restricted period.

Our officers and directors have agreed, subject to specified exceptions, not to dispose of or hedge any of our common stock until June 12, 2020 (the date that is twelve months after the date of the Final Prospectus). Holders of all or substantially all our outstanding securities have agreed, subject to specified exceptions, not to dispose of or hedge our common stock until (i) December 9, 2019 (a period of 180 days after the date of the Final Prospectus, (ii) March 12, 2020 (a period of 9 months after the date of the Final Prospectus), (iii) June 12, 2020 (a period of 12 months after the date of the Final Prospectus) (iv) September 12, 2020 (a period of 15 months after the date of the Final Prospectus), (v) December 12, 2020 (a period of 18 months after the date of uthe Final Prospectus), or (vi) March 12, 2021 (a period of 21 months after the date of the Final Prospectus). However, Roth Capital Partners, LLC, may release all or any portion of the shares subject to the lock-up restrictions prior to the expiration of the restricted periods.

We may issue additional securities following the date of this Quarterly Report on Form 10-Q. Our amended and restated certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock.

Future sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock is eligible for sale as are shares of common stock issuable under vested and exercisable stock options. An aggregate of 2,406,618 shares of restricted common stock granted to certain of our employees, including certain of our executive officers, pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) will vest in four equal installments on the 6, 12, 18 and 24 month anniversaries of June 14, 2019 (the date of the closing of our initial public offering), and we expect our stock-based compensation expense to increase materially in the future from the issuance and vesting of restricted common stock granted pursuant to the 2019 Equity Plan. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate.

Moreover, we are required to file a registration statement for the public resale by stockholders owning 66.8% of our outstanding common stock by December 10, 2019 (the date that is 181 days following the date of the Final Prospectus). Registration of these shares under the Securities Act of 1933, as amended (the “Securities Act”), would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates and subject to certain other conditions, such as the lock-up restrictions described above. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Substantial blocks of our total outstanding shares may be sold into the market when the lock-up period ends. If there are substantial sales of shares of our common stock, or the market perception that such sales may occur, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Certain shares held by our directors, officers and stockholders and holders of options and warrants are currently restricted from resale as a result of a contractual “lock-up” restriction. These shares will become available to be sold at varying times following effectiveness of a future registration statement and expiration of the applicable lock-up period.

In addition, we intend to file one or more registration statements to register the shares of common stock subject to outstanding options under our equity incentive plans and the shares reserved for awards available for future issuance under our equity incentive plans. Shares registered on these registration statements would be eligible for sale to the public, subject to certain legal and contractual limitations. The market price of the shares of our common stock could decline as a result of the sale of a substantial number of our shares of common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell their shares.

We do not intend to pay dividends for the foreseeable future.

We may not declare or pay cash dividends on our capital stock in the near future, and our revolving credit facility and term loan contain restrictive covenants that limit our ability to pay dividends. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

*The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of June 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially own approximately 55.8% of our common stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. Additionally, these stockholders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. This control may materially adversely affect the market price of our common stock.

MV II, LLC, Dr. Larisa Storozhenko and Mr. Maximus Yaney (collectively, the “Designating Parties”) have entered into a voting agreement with Asher Delug and us (the “Restated Voting Agreement”), pursuant to which each of the Designating Parties agreed to relinquish the right to vote their shares of capital stock of, and any other equity interest in, us (collectively, the “Voting Interests”) by granting our board of directors the sole right to vote all of the Voting Interests as the Designating Parties’ proxyholder. The Voting Interests include all shares of our common stock currently held by the Designating Parties, as well as any of our securities or other equity interests acquired by the Designating Parties in the future. Pursuant to the proxy granted by the Designating Parties, our board of directors is required to vote all of the Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than the Designating Parties. The proxy granted by the Designating Parties under the Restated Voting Agreement is irrevocable. In addition, the Restated Voting Agreement proxyholder may not be changed unless we receive the prior approval of The Nasdaq Stock Market LLC.

The Restated Voting Agreement became effective on June 12, 2019, and it will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Yaney’s death. For purposes of the Restated Voting Agreement, a “Deemed Liquidation Event” means (i) the acquisition of us by another entity by means of any transaction or series of related transactions to which we are party other than a transaction or series of transactions in which the holders of our voting securities outstanding immediately prior to such transaction or series of transactions retain, immediately after such transaction or series of transactions, as a result of our shares held by such holders prior to such transaction or series of transactions, a majority of the total voting power represented by our outstanding voting securities or such other surviving or resulting entity; (ii) a sale, lease or other disposition of all or substantially all of our and our subsidiaries’ assets taken as a whole by means of any transaction or series of related transactions, except where such sale, lease or other disposition is to a wholly-owned subsidiary of us; or (iii) any liquidation, dissolution or winding up of us, whether voluntary or involuntary; however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for us or a spin-off or similar divestiture of our product or SaaS business as part of a reorganization of us approved by our board of directors. In addition, the rights and obligations under the Restated Voting Agreement will terminate with respect shares of capital stock sold by a Designating Party in connection with any arm’s length transaction to a third party that is not a Designating Party, an affiliate of a Designating Party or any other individual or party that has a direct or indirect familial relationship with any Designating Party.

On April 12, 2019, Asher Delug entered into a voting agreement with us on substantially the same terms as the Restated Voting Agreement (the “Delug Voting Agreement”), pursuant to which Mr. Delug agreed to relinquish the right to vote his shares of capital stock of, and any other equity interest in, us (collectively, the “Delug Voting Interests”) by granting our board of directors the sole right to vote all of the Delug Voting Interests as Mr. Delug’s proxyholder. The Delug Voting Interests include all shares of our common stock currently held by Mr. Delug, as well as any of our securities or other equity interests acquired by Mr. Delug in the future. Pursuant to the proxy granted by Mr. Delug, our board of directors is required to vote all of the Delug Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than Mr. Delug. The proxy granted by Mr. Delug under the Delug Voting Agreement is irrevocable. In addition, the Delug Voting Agreement proxyholder may not be changed unless we receive the prior approval of The Nasdaq Stock Market LLC.

The Delug Voting Agreement became effective on June 12, 2019, and it will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Delug’s death. The definition of “Deemed Liquidation Event” in the Delug Voting Agreement is the same as the definition in the Restated Voting Agreement. In addition, the rights and obligations under the Delug Voting Agreement will terminate with respect shares of capital stock sold by Mr. Delug in connection with any arm’s length transaction to a third party that is not an affiliate of Mr. Delug or any other individual or party that has a direct or indirect familial relationship with Mr. Delug.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and will be required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in our publicly-filed documents, our business and financial condition will become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition and operating results.

Anti-takeover provisions in our charter documents and under the General Corporation Law of the State of Delaware (the “DGCL”) could make an acquisition of us more difficult and may prevent attempts by our stockholders to replace or remove our management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the DGCL, which prohibits stockholders owning in excess of 15% of the outstanding combined organization voting stock from merging or combining with the combined organization. Although we believe these provisions collectively will provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove then-current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of management.

Anti-takeover provisions in our charter documents could discourage, delay or prevent a change in control of us and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of shares of our capital stock to a potential acquiror or delay or prevent changes in control or changes in our management without the consent of our board of directors. Our charter documents include the following provisions:

•	a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;
•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•

the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

•	the required approval of at least two-thirds of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;
•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of stockholders or a hostile acquiror;

•	the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;
•

the required approval of at least two-thirds of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;
•	an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;
•

the requirement that a special meeting of stockholders may be called only by the board of directors, the chairperson of the board of directors, the chief executive officer or the president (in the absence of a chief executive officer) which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of us.

These provisions could discourage, delay or prevent a transaction involving a change in control of us. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and cause us to take other corporate actions our stockholders desire.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our management team has limited experience managing a public company.

Our chief executive officer has limited experience managing a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Accordingly, our management team, as a whole, may not successfully or efficiently manage the transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management, particularly from our chief executive officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We issued the following securities that were not initially registered under the Securities Act:

(1) On May 17, 2019, we issued an aggregate of 88,548 restricted shares of our common stock to certain of our directors, officers, employees, consultants and other service providers pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan.

(2) On June 12, 2019, we issued an aggregate of 64,982 restricted shares of our common stock to an executive officer pursuant to our 2018 Equity Incentive Plan.

The issuance of the restricted shares of our common stock pursuant to the above was not registered under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

(b) Use of Proceeds from Registered Securities

On June 12, 2019, our registration statement on Form S-1 (File No. 333-231381), as amended, relating to our IPO of common stock was declared effective by the SEC. The IPO closed on June 14, 2019 at which time we issued 3,600,000 shares of our common stock at an initial offering price to the public of $10.00 per share for gross proceeds of $36.0 million. We received net proceeds from the IPO of approximately $29.6 million, after deducting the underwriting discount of $2.5 million and other estimated offering-related expenses paid or payable by us of $3.9 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Roth Capital Partners, LLC and A.G.P./Alliance Global Partners acted as joint book-running managers, with National Securities Corporation as co-manager for the offering.

Shares of our common stock began trading on the Nasdaq Capital Market on June 12, 2019. The shares were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-231381), as amended.

As of June 30, 2019, we have used $0.0 million of the net offering proceeds.

There have been no material changes in the planned use of proceeds from the IPO from that described in the Final Prospectus, other than that we are no longer considering the acquisition of a home décor company and a personal health care company described in the Final Prospectus and therefore no proceeds from our IPO will be used for such purpose.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	7/14/2019	3.1

3.2	Amended and Restated Bylaws of Mohawk Group Holdings, Inc.	8-K	001-38937	7/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2	Voting Agreement, dated April 12, 2019, by and between Mohawk Group Holdings, Inc. and Asher Delug.	S-1	333-231381	5/10/2019	10.20

10.3	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of May 13, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1/A	333-231381	5/24/2019	10.22

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
+

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK GROUP HOLDINGS, INC.

Date: August 1, 2019	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 1, 2019	By:	/s/ Fabrice Hamaide
Fabrice Hamaide
Chief Financial Officer and Director (Principal Accounting and Financial Officer)