Form 10-Q
period 2019-09-30
Mohawk Group Holdings, Inc.
filed 2019-11-05
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 5, 2019, the registrant had 17,710,659 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve and grow profitability;
•	the sufficiency of our cash to meet our liquidity needs and to execute our growth strategies;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Mohawk e-Commerce Engine) software platform;
•	our ability to successfully launch new products;
•	our ability to identify and complete merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our estimated total addressable market;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	the attraction and retention of qualified employees and key personnel;
•	our ability to successfully defend litigation brought against us; and
•	the increased expenses and obligations associated with being a public company.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2018	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$20,029	$35,686
Accounts receivable—net	1,403	3,152
Inventory	30,552	25,908
Prepaid and other current assets	5,418	6,736
Total current assets	57,402	71,482
PROPERTY AND EQUIPMENT—net	268	140
GOODWILL AND OTHER INTANGIBLES—net	—	1,071
OTHER NON-CURRENT ASSETS	337	135
TOTAL ASSETS	$58,007	$72,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$14,451	$13,640
Accounts payable	15,404	15,453
Accrued and other current liabilities	9,708	10,880
Total current liabilities	39,563	39,973
OTHER LIABILITIES	26	8
TERM LOANS	13,049	13,339
Total liabilities	52,638	53,320
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 11,534,190 shares outstanding at December 31, 2018; 500,000,000 shares authorized and 17,710,659 shares outstanding at September 30, 2019	1	2
Additional paid-in capital	76,348	117,791
Accumulated deficit	(71,020)	(98,351)
Accumulated other comprehensive income	40	66
Total stockholders’ equity	5,369	19,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,007	$72,828

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
NET REVENUE	$24,672	$40,603	$53,576	$88,817
COST OF GOODS SOLD	14,262	23,076	35,919	52,859
GROSS PROFIT	10,410	17,527	17,657	35,958
OPERATING EXPENSES:
Sales and distribution	11,560	17,307	28,516	38,409
Research and development	790	2,634	2,810	5,657
General and administrative	2,767	7,999	8,103	15,779
TOTAL OPERATING EXPENSES:	15,117	27,940	39,429	59,845
OPERATING LOSS	(4,707)	(10,413)	(21,772)	(23,887)
INTEREST EXPENSE—net	439	875	1,503	3,368
OTHER EXPENSE (INCOME)—net	(19)	21	(45)	53
LOSS BEFORE INCOME TAXES	(5,127)	(11,309)	(23,230)	(27,308)
PROVISION FOR INCOME TAXES	—	8	3	23
NET LOSS	$(5,127)	$(11,317)	$(23,233)	$(27,331)
Net loss per share, basic and diluted	$(0.49)	$(0.75)	$(2.40)	$(2.11)
Weighted-average number of shares outstanding, basic and diluted	10,532,926	15,134,422	9,687,078	12,971,641

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
NET LOSS	$(5,127)	$(11,317)	$(23,233)	$(27,331)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(19)	13	57	26
Other comprehensive income (loss)	(19)	13	57	26
COMPREHENSIVE LOSS	$(5,146)	$(11,304)	$(23,176)	$(27,305)

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—July 1, 2018	10,117,017	$1	$68,741	$(57,303)	$33	$11,472
Net loss	—	—	—	(5,127)	—	(5,127)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)		—	(17)	—	—	(17)
Issuance of 1,915,916 shares of series C-1 preferred stock in September 2018 which converted at 0.2564 per share into 491,260 shares of common stock as part of the Merger (see Note 1)	491,260	—	6,417	—	—	6,417
Issuance of common stock as part of the Merger (see Note 1)	897,435	—	—	—	—	—
Issuance of common stock to holders of series B preferred stock for anti-dilution rights as part of the Merger (see Note 1)	28,478	—	—	—	—	—
Stock-based compensation	—	—	141	—	—	141
Other comprehensive loss	—	—	—	—	(19)	(19)
BALANCE—September 30, 2018	11,534,190	$1	$75,282	$(62,430)	$14	$12,867

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—July 1, 2019	17,625,241	$2	$110,094	$(87,034)	$53	$23,115
Net loss	—	—	—	(11,317)	—	(11,317)
Issuance costs from Initial Public Offering		—	(21)	—	—	(21)
Issuance of 84,975 share of restricted common stock in August 2019 (see Note 7)	84,975	—	—	—	—	—
Stock-based compensation	—	—	7,716	—	—	7,716
Exercise of stock options	443	—	2	—	—	2
Other comprehensive income	—	—	—	—	13	13
BALANCE—September 30, 2019	17,710,659	$2	$117,791	$(98,351)	$66	$19,508

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2018	8,575,950	$1	$47,393	$(39,197)	$(43)	$8,154
Net loss	—	—	—	(23,233)	—	(23,233)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)	1,536,602	—	20,972	—	—	20,972
Issuance of 1,915,916 shares of series C-1 preferred stock in September 2018 which converted at 0.2564 per share into 491,260 shares of common stock as part of the Merger (see Note 1)	491,260	—	6,417	—	—	6,417
Issuance of common stock as part of the Merger (see Note 1)	897,435	—	—	—	—	—
Issuance of common stock to holders of series B preferred stock for anti-dilution rights as part of the Merger (see Note 1)	28,478	—	—	—	—	—
Stock-based compensation	—	—	482	—	—	482
Exercise of stock options	4,465	—	18	—	—	18
Other comprehensive income	—	—	—	—	57	57
BALANCE—September 30, 2018	11,534,190	$1	$75,282	$(62,430)	$14	$12,867

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(27,331)	—	(27,331)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 7)	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,606	—	—	29,607
Issuance of 84,975 share of restricted common stock in August 2019 (see Note 7)	84,975	—	—	—	—	—
Stock-based compensation	—	—	11,835	—	—	11,835
Exercise of stock options	487	—	2	—	—	2
Other comprehensive income	—	—	—	—	26	26
BALANCE—September 30, 2019	17,710,659	$2	$117,791	$(98,351)	$66	$19,508

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2019
OPERATING ACTIVITIES:
Net loss	$(23,233)	$(27,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	136
Provision for sales returns	128	236
Amortization of deferred financing costs and debt discounts	337	914
Stock-based compensation	482	11,835
Other	62	101
Changes in assets and liabilities:
Accounts receivable	48	(1,784)
Inventory	(515)	4,944
Prepaid and other current assets	(2,757)	(2,307)
Accounts payable, accrued and other liabilities	5,731	110
Cash used in operating activities	(19,529)	(13,146)
INVESTING ACTIVITIES:
Purchase of fixed assets	(25)	(48)
Purchase of Aussie Health Co. assets	—	(1,105)
Proceeds on sale of fixed assets	35	6
Cash provided by (used in) investing activities	10	(1,147)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2
Proceeds from issuance of Series C preferred stock - converted to common stock	23,061	—
Proceeds from issuance of Series C-1 preferred stock - converted to common stock	8,364	—
Proceeds from Initial Public Offering	—	36,000
Proceeds received from exercise of stock options	18	—
Issuance costs of Series C preferred stock - converted to common stock	(3,000)	—
Issuance costs of Series C-1 preferred stock - converted to common stock	(1,036)	—
Issuance costs from initial public offering	—	(5,446)
Borrowings from Mid Cap credit facility	37,048	69,740
Repayments from Mid Cap credit facility	(32,519)	(71,082)
Repayments from Mid Cap term loan	(1,344)	—
Debt issuance costs from Mid Cap credit facility	(369)	(581)
Debt issuance costs from Horizon term loan	—	(900)
Deferred offering costs	(17)	—
Insurance financing proceeds	—	3,833
Insurance obligation payments	—	(1,818)
Capital lease financing proceeds	20	—
Capital lease obligation payments	(40)	(42)
Cash provided by financing activities	30,186	29,706
EFFECT OF EXCHANGE RATE ON CASH	—	1
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	10,667	15,414
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,797	20,708
CASH AND RESTRICTED CASH AT END OF PERIOD	$16,464	$36,122
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$15,785	$35,686
RESTRICTED CASH—Prepaid and other assets	550	307
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$16,464	$36,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,112	$2,467
Cash paid for taxes	$3	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease	$25	$—
Note payable on acquisition		$195

See notes to condensed consolidated financial statements.

Mohawk Group Holdings, Inc.

Notes to condensed consolidated financial statements

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018 and 2019 (Unaudited)

(In thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Mohawk Group Holdings, Inc. and subsidiaries (“Mohawk” or the “Company”) is a rapidly growing technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Mohawk predominately operates through online retail channels such as Amazon and Walmart.

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

Under the Merger Agreement, all outstanding shares of common stock, shares of preferred stock and warrants, excluding MGI’s Series C preferred stock (“Series C”) and warrants to purchase shares of Series C, converted to shares of common stock of the Company at a ratio of 1 to 0.3131 (the “Conversion”). All outstanding Series C converted on a 1 to 0.2564 basis to shares of common stock of the Company and all outstanding warrants to purchase shares of Series C converted to warrants to purchase shares of common stock of the Company on a 1 to 0.2564 basis. At the time of the merger, the Company had 0.9 million shares outstanding held by certain Series C holders.

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

In pursuit of the foregoing growth strategy, the Company incurred operating losses of $22.6 million and $29.4 million for the years ended December 31, 2017 and 2018, respectively, primarily due to the impact from its continued investment in launching new products, advancing its AIMEE software platform and building out its sales and distribution infrastructure. In addition, at December 31, 2017 and 2018, the Company had an accumulated deficit of $39.2 million and $71.0 million, respectively, cash on hand amounted to $5.3 million and $20.0 million, respectively, total outstanding borrowings from lenders amounted to $10.3 million and $27.5 million, respectively, and total available capacity on borrowings amounted to $5.6 million and $1.4 million at December 31, 2017 and 2018, respectively. Moreover, the Company has not had a sufficient track record of improvement of its operating cash outflows. As such, in the event that the Company was unsuccessful in its ability to continue to reduce its cash outflows or obtain additional financing if such reduction in cash outflows was not achieved, the Company would have been unable to meet its obligations as they became due within one year from the date these condensed consolidated financial statements were issued. These negative financial conditions raised substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue pursuing its growth strategy. In the past, the Company has successfully funded its losses to-date through equity financings, beginning in July 2014. As of December 31, 2018, the Company has raised over $72.6 million in equity financing to fund its operations since inception. Further, in October 2017, the Company improved its working capital flexibility by securing a $15 million credit facility (which could be increased, subject to certain conditions, to $30.0 million) and a $7.0 million term loan with MidCap Financial Trust (“MidCap”) and in November 2018, the Company exited the original credit facility with MidCap and entered into a new three-year, $25.0 million revolving credit facility with MidCap, which can be increased, subject to certain conditions, to $50.0 million. Furthermore, on December 31, 2018, the Company entered into a new term loan agreement with Horizon Technology Finance Corporation (“Horizon”) obtaining a five-year, $15.0 million term loan and repaying the outstanding amount of MidCap’s term loan of approximately $4.9 million. While there was no assurance that future investments in the Company’s equity or issuances of debt will occur, management believes its success in obtaining funding since inception will continue in the foreseeable future.

During the audit of the Company’s December 31, 2018 consolidated financial statements, the Company’s financial forecast for the next 12 months included revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management and a reduction in operating cash deficit. In addition, management anticipated that the Company would not breach its financial covenants associated with its existing credit facility or term loan for the next twelve months. However, there was no assurance that management’s forecast would be attained or that the Company would be able to maintain its liquidity to fund operations and/or maintain compliance with its covenants without future equity investments or issuance of debt from outside sources. In the event of a breach of the Company’s financial covenants under the credit facility and/or its term loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

These condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern and as such, include no adjustments that might be necessary in the event that the Company was unable to operate on this basis.

For the three and nine months ended September 30, 2019, the Company incurred operating losses of $10.4 million and $23.9 million, respectively.  As of September 30, 2019, the Company had accumulated deficit of $98.4 million, cash on hand of $35.7 million, and total outstanding borrowing from lenders of $27.0 million with a total available capacity on borrowings of $0.8 million.  On June 14, 2019, the Company completed its IPO, receiving net proceeds of approximately $29.6 million after deducting legal, underwriting and other offering expenses. As of September 30, 2019, the Company has raised over $102.3 million in equity financing to fund its operations since inception, including the net proceeds from the IPO.

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

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2019, the results of operations for the three and nine months ended September 30, 2018 and 2019, the statements of stockholder’s equity for the three and nine months ended September 30, 2018 and 2019, and cash flows for the nine months ended September 30, 2018 and 2019. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the full year.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.3 million and $0.5 million at December 31, 2018 and September 30, 2019, respectively, which is included in accrued liabilities and represents the expected value of the refunds that will be due to its customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expense and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon and similarly with other third party logistics providers (“Logistics Providers”) to return the Company’s inventory to any location specified by the Company. Any returns made by customers directly to Logistics Providers are the responsibility of the Company to make customers whole and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes the prices of its products, can determine who fulfills the goods to the customer (Amazon, a Logistics Provider or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods.

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. For the three months ended September 30, 2018 and 2019, the Company had no shipping and handling revenue. For the nine months ended September 30, 2018 and 2019, shipping and handling revenue was less than $0.1 million and $0.1 million, respectively.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

All of the Company’s revenues as reflected on the condensed consolidated statements of operations for the three and nine months ended September 30, 2018 and 2019 are recognized at a point in time.

Sales taxes. Consistent with prior periods, sales taxes collected from customers are presented on a net basis and as such are excluded from net revenue.

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended September 30, 2018 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$24,343	$136	$116	$24,595
Other	77	—	—	77
Total net revenue	$24,420	$136	$116	$24,672

	Three Months Ended September 30, 2019 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$40,007	$259	$318	$40,584
Other	19	—	—	19
Total net revenue	$40,026	$259	$318	$40,603

	Nine Months Ended September 30, 2018 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$49,498	$3,668	$184	$53,350
Other	164	62	—	226
Total net revenue	$49,662	$3,730	$184	$53,576

	Nine Months Ended September 30, 2019 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$86,312	$1,171	$1,248	$88,731
Other	86	—	—	86
Total net revenue	$86,398	$1,171	$1,248	$88,817

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended September 30,
	2018	2019
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$16,329	$27,083
Small home appliances	3,669	8,100
Cosmetics, skincare, and heath supplements	80	2,569
Cookware, kitchen tools and gadgets	2,954	1,320
Hair appliances and accessories	935	732
Portable projectors, speakers and headphones	62	30
All others	527	451
Total net product revenue	24,556	40,285
Managed SaaS	116	318
Total net revenue	$24,672	$40,603

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$27,601	$52,757
Small home appliances	10,776	17,426
Cosmetics, skincare, and heath supplements	84	8,346
Cookware, kitchen tools and gadgets	9,463	5,279
Hair appliances and accessories	2,991	2,590
Portable projectors, speakers and headphones	567	160
All others	1,910	1,011
Total net product revenue	53,392	87,569
Managed SaaS	184	1,248
Total net revenue	$53,576	$88,817

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At September 30, 2019, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The credit facility is carried at amortized cost and at December 31, 2018 and September 30, 2019, respectively, the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company estimates the fair value of the borrowings under our Horizon Term Loan to be approximately $14.7 million at each of December 31, 2018 and September 30, 2019. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs. The Company’s financial instruments of cash and restricted cash consist of Level 1 assets at September 30, 2019. The Company’s cash and restricted cash was approximately $36.1 million and included savings deposits and overnight investments at September 30, 2019.

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

Goodwill—Goodwill is the excess of the acquisition cost of an acquired business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of its reporting units with their carrying amounts. The Company expects to perform its annual impairment testing during the fourth quarter of the calendar year. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting units is estimated using discounted cash flow methodologies, as well as considering third party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value of the reporting units requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting units prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist.

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

Adopted Accounting Standards

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-18 requires retrospective application for all periods presented and as a result the Company has recasted its condensed statement of cash flows for the nine months ended September 30, 2018 to reflect the adoption of ASU 2016-18, which was implemented on January 1, 2019.

In May 2017, the FASB issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting, which provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The amendments are applied prospectively to awards modified on or after the adoption date. The new guidance was adopted on January 1, 2019 with no material impact on the condensed consolidated financial statements.

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

3.	INVENTORY

Inventory consisted of the following as of December 31, 2018 and September 30, 2019:

	December 31, 2018	September 30, 2019
	(in thousands)
Inventory on-hand	$24,595	$20,214
Inventory in-transit	5,957	5,694
Inventory	$30,552	$25,908

All of the Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $6.1 million and $3.9 million as of December 31, 2018 and September 30, 2019, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2018 and September 30, 2019:

	December 31, 2018	September 30, 2019
	(in thousands)
Prepaid inventory	$2,284	$2,329
Restricted cash	550	307
Prepaid insurance	434	2,904
Deferred offering costs	1,218	—
Other	932	1,196
Prepaid and other current assets	$5,418	$6,736

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2018 and September 30, 2019:

	December 31, 2018	September 30, 2019
	(in thousands)
Accrued compensation costs	$2,585	$1,355
Accrual for insurance financing	—	2,062
Accrual for deferred financing fees	936	—
Accrued professional fees and consultants	484	585
Accrued logistics costs	1,424	3,015
Product related accruals	1,042	1,631
Sales tax payable	707	641
Sales return reserve	322	550
Accrued recall liability	1,512	90
Note payable (see note 11)	—	195
All other accruals	696	756
Accrued and other current liabilities	$9,708	$10,880

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY AND TERM LOANS

Credit facility and term loans consisted of the following as of December 31, 2018 and September 30, 2019:

	December 31, 2018	September 30, 2019
	(in thousands)
MidCap credit facility	$16,455	$15,114
Less: deferred debt issuance costs	(1,960)	(1,442)
Less discount associated with issuance of warrants	(44)	(32)
Total MidCap credit facility	$14,451	$13,640

Horizon term loan	$15,000	$15,000
Less: deferred debt issuance costs	(1,022)	(906)
Less discount associated with issuance of warrants	(929)	(755)
Total Horizon term loan	13,049	13,339
Less-current portion	—	—
Term loan-non current portion	$13,049	$13,339

MidCap Credit Facility and Term Loan

On October 16, 2017, the Company entered into a three-year, $15.0 million revolving credit facility (the “Prior Credit Facility”) with MidCap pursuant to a credit and security agreement (the “Credit and Security Agreement”). As part of the Credit and Security Agreement, the Company also obtained a three-year, $7.0 million term loan with MidCap (the “Prior Term Loan”). On November 23, 2018, the Company exited the Prior Credit Facility with MidCap and entered into a new three-year $25.0 million revolving credit facility (the “Credit Facility”) with MidCap. The Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bears interest at LIBOR plus 5.75% for outstanding borrowings. The Company is required to pay a facility availability fee of 0.5% on the average unused portion of the facility. The Credit Facility contains a minimum liquidity financial covenant that requires the Company to maintain a minimum of $5.0 million in cash on hand or availability in the Credit Facility. In 2018, the Company incurred approximately $1.3 million in debt issuance costs which has been offset against the debt and will be expensed over the three years. Unamortized debt issuance costs of $0.7 million, relating to the Prior Credit Facility, will be amortized in accordance with the terms of the Credit Facility. As of December 31, 2018, there was $16.5 million outstanding on the Credit Facility and an available balance of approximately $1.4 million. As of September 30, 2019, there was $15.1 million outstanding on the Credit Facility and an available balance of approximately $0.8 million. As of September 30, 2019, the Company was in compliance with the financial covenants contained within the Credit Facility.

The Company recorded interest expense from the credit facilities of approximately $0.2 million and $0.4 million for the three months ended September 30, 2018 and 2019, respectively, which included $0.1 million and $0.2 million, respectively, relating to debt issuance costs. The Company recorded interest expense from the credit facilities of approximately $0.8 million and $1.9 million for the nine months ended September 30, 2018 and 2019, respectively, which included $0.3 million and $0.5 million, respectively, relating to debt issuance costs.

The Company recorded interest expense from the Prior Term Loan of $0.2 million and $0.7 million for the three and nine months ended September 30, 2018, respectively, which included less than $0.1 million relating to debt issuance costs for each period.

On December 31, 2018, the Company repaid the Prior Term Loan with MidCap for $4.9 million as part of the entry into a new term loan with Horizon, including $0.1 million of a prepayment penalty.

Horizon Term Loan

On December 31, 2018, the Company entered into a new term loan agreement with Horizon (the “Horizon Loan Agreement”). As part of the agreement, the Company obtained a five-year $15.0 million term loan (the “Term Loan”). The Term Loan bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50% for outstanding borrowings and payments on principal are made on a monthly basis. The maturity date of the Term Loan is January 2023. The Term Loan contains minimum required EBITDA financial covenants that require the Company to achieve EBITDA of certain amounts based on the amount that the Company is permitted to borrow above $25.0 million under the Credit Facility.

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

The Credit Facility and the Term Loan contain a minimum liquidity covenant that requires the Company to maintain at minimum $5.0 million in unrestricted cash at all times, subject to increases based on amounts drawn. Further, there are additional covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or redeem or repurchase capital stock; (iii) make other restricted payments; (iv) incur liens; (v) redeem debt that is junior in right of payment to the notes; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) enter into mergers or consolidations; and (viii) enter into transactions with affiliates. These covenants are subject to a number of exceptions and qualifications.

As of September 30, 2019, there was $15.0 million outstanding on the Term Loan and the Company was in compliance with the financial covenants contained within the loan. The Company recorded interest expense from the Term Loan of $0.5 million and $1.5 million for the three and nine months ended September 30, 2019, respectively, which included $0.1 million and less than $0.4 million, respectively, relating to debt issuance costs.

Interest Expense, Net

Interest expense, net consisted of the following for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended
	September 30, 2018	September 30, 2019
	(in thousands)
Interest expense	$439	$955
Interest income	—	(80)
Total Interest expense, net	$439	$875

	Nine Months Ended
	September 30, 2018	September 30, 2019
	(in thousands)
Interest expense	$1,503	$3,456
Interest income	—	(88)
Total Interest expense, net	$1,503	$3,368

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of MGI, a subsidiary of the Company adopted, and MGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, MGI’s board of directors adopted, and MGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Mohawk 2014 Plan”). As of September 30, 2019, options to purchase an aggregate of 366,790 shares of the Company’s common stock were outstanding and 2,608 shares were reserved for awards available for future issuance under the Mohawk 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “Mohawk 2018 Plan”) on October 11, 2018. The Mohawk 2018 Plan was approved by its stockholders on May 24, 2019. As of September 30, 2019, 149,957 shares subject to restricted stock awards and options to purchase 1,530,823 shares of the Company’s common stock were outstanding and 27,366 shares were reserved for awards available for future issuance under the Mohawk 2018 Plan.

Options granted to date under the Mohawk 2014 Plan and the Mohawk 2018 Plan generally vest either: (i) over a four-year period with 25% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 75% of the shares vesting on a pro-rata basis over the succeeding thirty-six months, subject to continued service with the Company through each vesting date, or (ii) over a three-year period with 33 1/3% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 66 2/3% of the shares vesting on a pro-rata basis over the succeeding twenty-four months, subject to continued service with the Company through each vesting date. Options granted are generally exercisable for up to 10 years subject to continued service with the Company.

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of September 30, 2019, an aggregate of 2,426,025 shares of restricted common stock were outstanding, with no shares reserved for future issuance. Restricted shares granted under the 2019 Equity Plan shall vest in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the IPO. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, following the IPO, the Company records stock-based compensation expense related to grants made under the 2019 Equity Plan over the vesting period of the restricted shares.

The following is a summary of stock options activity during the nine months ended September 30, 2019:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2019	1,867,747	$9.01	9.64	$19,573,295
Options granted	195,975	$9.49
Options exercised	(487)	$4.14		$1,630
Options cancelled	(165,622)	$8.76
Balance—September 30, 2019	1,897,613	$9.10	9.02	$498,451
Exercisable as of September 30, 2019	218,096	$6.31	7.55	$359,753
Vested and expected to vest as of September 30, 2019	1,954,263	$9.13	8.75	$498,451

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2019 was $5.67. There were no grants during the nine months ended September 30, 2018. As of September 30, 2019, the total unrecognized compensation expense related to unvested options was $13.7 million, which the Company expects to recognize over an estimated weighted average period of 2.26 years.

The following are weighted-average assumptions used in the Black-Scholes option-pricing model to determine grant fair value:

	September 30, 2018	September 30, 2019
	Weighted- Average	Weighted- Average
Expected term (in years)	0.00	5.77
Volatility	0.00%	66.72%
Risk-free interest rate	0.00%	1.76%
Dividend Yield	0.000	0.000

A summary of restricted stock activity within the Company’s equity plans and changes for the nine months ended September 30, 2019, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	2,645,123	$18.89
Vested	—	$—
Forfeited	(69,141)	$19.50
Nonvested at September 30, 2019	2,575,982	$18.87

Stock-based compensation expense for restricted shares granted was $6.2 million and $7.4 million for the three and nine months ended September 30, 2019, respectively. No restricted shares vested during the nine months ended September 30, 2019.

The weighted-average grant date fair value of restricted shares granted during the nine months ended September 30, 2019 was $18.89 As of September 30, 2019, the total unrecognized compensation expense related to unvested restricted shares was $41.3 million , which the Company expects to recognize over an estimated weighted-average period of 1.75 years.

The table above includes 149,957 of restricted shares that have been granted under the Mohawk 2018 Plan and included in the shares outstanding under that plan and carry dividend or voting rights applicable to the Company’s common shares.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Sales and distribution expenses	5	1,617	11	2,533
Research and development expenses	8	1,327	21	1,878
General and administrative expenses	128	4,772	450	7,424
Total stock-based compensation expense	$141	$7,716	$482	$11,835

8.	NET LOSS PER SHARE

Basic net loss per share is determined by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted-average shares outstanding. Diluted weighted-average shares reflects the dilutive effect, if any, of potentially dilutive shares of common stock, such as options to purchase common stock calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all options to purchase common stock are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2018	2019
	(in thousands)
Net loss	$(5,127)	$(11,317)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	10,532,926	15,134,422
Net loss per share, basic and diluted	$(0.49)	$(0.75)

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Net loss	$(23,233)	$(27,331)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	9,687,078	12,971,641
Net loss per share, basic and diluted	$(2.40)	$(2.11)

9.	COMMITMENTS AND CONTINGENCIES

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

In May 2018, the Company’s board of directors approved a voluntary recall of the Xtava Allure Hair Dryer. In June 2018, the Company filed an application for a voluntary recall with the US Consumer Product Safety Commission (“CPSC”) pursuant to Section 15(b) of the Consumer Product Safety Act (“CPSA”). The Company received approval from the CPSC to provide consumers with replacement units and publicly announced the recall on August 15, 2018. The Company had estimated that it would incur approximately $1.6 million in costs related to the recall for procurement, manufacturing, fulfillment and delivery to consumers who apply and qualify for the recall costs. The Company has incurred and settled all but one consumer legal matter related to Xtava Allure Hair Dryer for insignificant amounts. As of September 30, 2019, the Company has incurred $0.1 million in recall costs. In August 2019, the Company received notice that it has materially completed its obligations under the recall program and, as a result, has reversed $1.4 million of the remaining liability pertaining to the program. As of September 30, 2019, the remaining recall liability is $0.1 million.

U.S. Department of Energy

In September 2019, the Company received a Test Notice from the U.S. Department of Energy (“DOE”) indicating that a certain dehumidifier model may not comply with applicable energy-conservation standards. The DOE requested that the Company provide it with several model units for DOE testing.  If the Company is determined to have violated certain energy-conservation standard, it could be fined pursuant to DOE guidelines, and this civil penalty may be material to the Company’s consolidated financial statements. The Company intends to vigorously defend itself. The Company has submitted to the DOE testing process, made a good-faith effort to provide necessary notice as practicable, and included in a formal response to the DOE copies of the energy-efficiency report and certification that were issued for the dehumidifier model at the time of production. The Company believes that its products are compliant, and the Company, in conjunction with its manufacturing partner, has disputed the Test Notice received from the DOE. As of the date of the issuance of these financial statements, the Company cannot reasonably estimate what, if any, penalties may be levied.

U.S. Environmental Protection Agency

In September 2019, the Company received notice from the U.S. Environmental Protection Agency (“EPA”) that certain of its dehumidifier products were identified by the Association of Home Appliance Manufacturers (“AHAM”) as failing to comply with EPA ENERGY STAR requirements.  For an appliance to be ENERGY STAR certified, it must meet standards promulgated by the EPA and enforced through EPA-accredited certification bodies and laboratories. The Company believes that its products are compliant, and the Company, in conjunction with its manufacturing partner, has disputed the AHAM testing determination pursuant to EPA guidelines. While a resolution remains pending, the Company is not selling or marketing the products identified by the EPA. The Company cannot be certain that these products will eventually be certified by the EPA, and the Company may incur costs that cannot presently be calculated in the event that the Company needs to make changes to the manner in which these products are manufactured and sold.

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

The Voting Agreement was amended and restated pursuant to a new Voting Agreement, dated March 13, 2019, by and among MV II, LLC, Dr. Larisa Storozhenko, Mr. Maximus Yaney, Mr. Delug and the Company (the “Restated Voting Agreement”). Under the Restated Voting Agreement, each of MV II, LLC, Dr. Larisa Storozhenko and Mr. Yaney (collectively, the “Designating Parties”) agreed to relinquish the right to vote their shares of the Company’s capital stock, and any of the Company’s other equity interests (collectively, the “Voting Interests”) by granting the Company’s board of directors the sole right to vote all of the Voting Interests as the Designating Parties’ proxyholder. The Voting Interests include all shares of the Company’s common stock currently held by the Designating Parties, as well as any of the Company’s securities or other equity interests acquired by the Designating Parties in the future. Pursuant to the proxy granted by the Designating Parties, the Company’s board of directors is required to vote all of the Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than the Designating Parties. The proxy granted by the Designating Parties under the Restated Voting Agreement is irrevocable. In addition, the Restated Voting Agreement proxyholder may not be changed unless the Company receives the prior approval of The Nasdaq Stock Market LLC.

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

Under the Delug Voting Agreement, Mr. Delug agreed to relinquish his right to vote his shares of the Company’s capital stock, and any of the Company’s other equity interests (collectively, the “Delug Voting Interests”) by granting the Company’s board of directors the sole right to vote all of the Delug Voting Interests as Mr. Delug’s proxyholder. The Delug Voting Interests include all shares of the Company’s common stock currently held by Mr. Delug, as well as any of the Company’s securities or other equity interests acquired by Mr. Delug in the future. Pursuant to the proxy granted by Mr. Delug, the Company’s board of directors is required to vote all of the Delug Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than Mr. Delug. The proxy granted by Mr. Delug under the Delug Voting Agreement is irrevocable. In addition, the Delug Voting Agreement proxyholder may not be changed unless the Company receives the prior approval of The Nasdaq Stock Market LLC.

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

11.	2019 ACQUISITION

On September 10, 2019, the Company completed the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”), whose products sell primarily on the Amazon US marketplace, for total consideration of $1.3 million, which was comprised of cash of $1.1 million and a promissory note for $0.2 million that accrues interest at a rate of 8% per annum and matures on June 10, 2020.  The Company also will pay $0.1 million in the form of a working capital payment related to the inventory purchased within sixty days of closing.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date:

Total
(in thousands)
Inventory	$297
Goodwill	745
Intangible assets	333
Net assets acquired	$1,375

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount allocated	Useful life (in years)
	(in thousands)
Goodwill	$745	n.a.
Trademarks	310	5
Transition services agreement	11	< 1
Non-competition agreement	12	3
Total	$1,078

Unaudited Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Aussie Health Assets acquisition on the Company’s net revenue for the three and nine months ended September 30, 2018 and 2019.  The acquisition of the Aussie Health Assets is reflected in the following unaudited pro forma information as if the acquisition had been effective on January 1, 2018.

	Three months ended September 30,	Three Months Ended September 30,	Nine months ended September 30,	Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Net revenue as reported	$24,672	$40,603	$53,576	$88,817
Aussie Health net revenue	$485	$1,350	$512	$1,759
Net revenue pro forma	$25,157	$41,953	$54,088	$90,576

Operating loss as reported	$(4,707)	$(10,413)	$(21,772)	$(23,887)
Aussie Health operating income	$90	$243	$85	$310
Operating loss pro forma	$(4,617)	$(10,170)	$(21,687)	$(23,577)

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

Since our founding in 2014, we have scaled our business in a rapid, capital-efficient manner, having raised $102.3 million of equity capital from inception through September 30, 2019. We have grown our net revenue each year since 2015, resulting in net revenue of $73.3 million in 2018, up 101.0% over 2017, with net losses of $31.8 million and $23.1 million for 2018 and 2017, respectively. For the three months ended September 30, 2019, we increased our net revenue by $15.9 million to $40.6 million from $24.7 million for the three months ended September 30, 2018, with net losses of $11.3 million and $5.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively. For the nine months ended September 30, 2019, we increased our net revenue by $35.2 million to $88.8 million from $53.6 million for the nine months ended September 30, 2018, with net losses of $27.3 million and $23.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

AIMEE sources data from various e-commerce platforms, the internet and publicly available data, allowing us to estimate and determine trends, performance, and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. AIMEE is also connected, through APIs, to multiple e-commerce platforms. This allows us to automate the purchase of marketing, to automate various parts of our fulfillment and logistics operations and to automate the change of pricing of product listings.

We generate revenue primarily through the online sales of our various digital native consumer products and substantially all of our sales are made through the Amazon U.S. marketplace. AIMEE is integrated with marketplaces in the U.S., including Amazon and Walmart, among others, and other platforms like Shopify, and we intend to launch products in the future, managed by AIMEE, on marketplaces outside the U.S. In 2018, predominantly through pilot programs, we began offering third party brands access to AIMEE through our managed SaaS business. In 2018, revenue from our managed SaaS business was $0.5 million. For the nine months ended September 30, 2019, our revenue from our managed SaaS business was $1.2 million.

Non-GAAP Financial Measures

We believe that our financial statements and the other financial data included in this Quarterly Report on Form 10-Q have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the United States (“GAAP”). However, for the reasons discussed below, we have presented certain non-GAAP measures herein.

As used herein, Contribution margin represents operating loss plus general and administrative expenses, research and development expenses and fixed sales and distribution expenses. As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense and other expense, net. As used herein, Adjusted EBTIDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

We present Contribution margin, Contribution margin as a percentage of net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to net loss, provides useful supplemental information for investors. We use Contribution margin, Contribution margin as a percentage of net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue, together with financial measures prepared in accordance with GAAP, such as sales and gross margins, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.

We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue are useful to investors in assessing the operating performance of our business without the effect of non-cash items, while Contribution margin and Contribution margin as a percentage of net revenue are useful to investors in assessing the operating performance of our products as they represent our operating results without the effects of fixed costs and non-cash items.  Contribution margin, Contribution margin as a percentage of net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue should not be considered in isolation or as alternatives to net loss, loss from operations or any other measure of financial performance calculated and prescribed in accordance with GAAP. Neither EBITDA, Adjusted EBITDA nor Adjusted EBITDA as a percentage of net revenue should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our Contribution margin, Contribution margin as a percentage of net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue may not be comparable to similar titled measures in other organizations because other organizations may not calculate Contribution margin, EBITDA, Adjusted EBITDA or Adjusted EBITDA as a percentage of net revenue in the same manner as we do. Our presentation of Contribution margin and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from such terms or by unusual or non-recurring items.

We recognize that EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue, have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

•	our capital expenditures or future requirements for capital expenditures or mergers and acquisitions;

•	the interest expense or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, or any cash requirements for the replacement of assets; or

•	changes in cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes non-cash expense for stock-based compensation, which is and will remain a key element of our overall long-term incentive compensation package.

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expenses necessary to operate our business;

•	research and development expenses necessary for the development, operation and support of our software platform; or

•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense.

Financial Operations Overview

Net Revenue

We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct to consumer sales, which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

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

iii.

Milk phase or Liquidate phase: If a product does not enter the sustain phase or achieve profitability at each transaction, or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell the remaining inventory. In order to enter the milk phase, we believe that a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. As of the date of the filing of this Quarterly Report on Form 10-Q, none of our products have achieved the milk phase.

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

Cost of Goods Sold—Cost of goods sold is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. The Office of the U.S. Trade Representative (“USTR”) has imposed additional tariffs on products imported from China. We contract manufacturers, through purchase orders, predominantly in China, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impacts a significant number of our products.  If proposed increases are enacted, the tariffs would impact all of our products. We believe tariff increases that have been previously announced and subsequently postponed by the USTR would have impacted our cost of goods sold at the end of the third quarter of 2019 as we expected to sell through our pre-tariff inventory. We planned our inventory purchases to delay the tariff impact, and once we sold through our pre-tariff inventory we expected to raise prices to offset the tariff impact. Our pricing actions are intended to offset the full gross margin impact of tariff increases, if they are enacted. However, there are no assurances that these pricing actions will not reduce customer orders.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, warehouse costs and employee compensation and benefits. Costs associated with our advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. Shipping and handling expense is included in our condensed consolidated statements of operations in sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms (“FBA”) or incurred directly by us, through our own direct fulfillment platform (“FBM”), which leverages AIMEE and our third-party logistic partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., FBM, or through e-commerce platform service providers, i.e., FBA. After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability.

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

Other Operating and Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Direct	$24,420	$40,026	$49,662	$86,398
Wholesale	136	259	3,730	1,171
Managed SaaS	116	318	184	1,248
Net revenue	$24,672	$40,603	$53,576	$88,817

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Contribution margin (1)	$265	$3,230	$(6,807)	$4,172
Contribution margin as a percentage of net revenue (1)	1.1%	8.0%	(12.7)%	4.7%
EBITDA (1)	$(4,628)	$(10,393)	$(21,539)	$(23,804)
Adjusted EBITDA (1)	$(4,506)	$(2,656)	$(21,102)	$(11,916)
Adjusted EBITDA as a percentage of net revenue (1)	(18.3)%	(6.5)%	(39.4)%	(13.4)%

(1) Contribution margin, EBITDA and Adjusted EBITDA are not financial measures prepared in accordance GAAP. As used herein, Contribution margin represents operating loss plus general and administrative expenses, research and development expenses and fixed sales and distribution expenses. As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense and other expense, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue.

The following table provides a reconciliation of Contribution margin to operating loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Operating loss	$(4,707)	$(10,413)	$(21,772)	$(23,887)
Add (deduct)
General and administrative expenses	2,767	7,999	8,103	15,779
Research and development expenses	790	2,634	2,810	5,657
Sales and distribution fixed expenses, including stock-based compensation expense	1,415	3,010	4,052	6,623
Contribution margin	$265	$3,230	$(6,807)	$4,172
Contribution margin as a percentage of net revenue	1.1%	8.0%	(12.7)%	4.7%

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Net loss	$(5,127)	$(11,317)	$(23,233)	$(27,331)
Add (deduct)
Provision for income taxes	—	8	3	23
Interest expense, net	439	875	1,503	3,368
Depreciation and amortization	60	41	188	136
EBITDA	(4,628)	(10,393)	(21,539)	(23,804)
Other expense (income), net	(19)	21	(45)	53
Stock-based compensation expense	141	7,716	482	11,835
Adjusted EBITDA	$(4,506)	$(2,656)	$(21,102)	$(11,916)
Adjusted EBITDA as a percentage of net revenue	(18.3)%	(6.5)%	(39.4)%	(13.4)%

The following table shows the number of launches of new products included in direct net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year and growth in our direct net revenue versus the comparable prior year period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Launches of new products	5	3	6	14
Growth in direct net revenue versus comparable previous year period	97.7%	63.9%	116.9%	97.8%

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2019, together with the changes in those items in dollars:

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$24,672	$40,603	$15,931	64.6%
Cost of goods sold	14,262	23,076	8,814	61.8
Gross profit	10,410	17,527	7,117	68.4
Sales and distribution expenses	11,560	17,307	5,747	49.7
Research and development expenses	790	2,634	1,844	233.4
General and administrative expenses	2,767	7,999	5,232	189.1
Operating loss	(4,707)	(10,413)	(5,706)	(121.2)
Interest expense, net	439	875	436	99.3
Other expense (income), net	(19)	21	40	210.5
Loss before income taxes	(5,127)	(11,309)	(6,182)	(120.6)
Provision for income taxes	—	8	8	n/a
Net loss	$(5,127)	$(11,317)	$(6,190)	(120.7)%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Three Months Ended September 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	57.8%	56.8%
Gross margin	42.2%	43.2%
Sales and distribution expenses	46.9%	42.6%
Research and development expenses	3.2%	6.5%
General and administrative expenses	11.2%	19.7%
Operating loss	(19.1)%	(25.6)%
Interest expense, net	1.8%	2.2%
Other expense, net	(0.1)%	0.1%
Loss before income taxes	(20.8)%	(27.9)%
Provision for income taxes	0.0%	0.0%
Net loss	(20.8)%	(27.9)%

Net Revenue

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$24,420	$40,026	$15,606	63.9%
Wholesale	136	259	123	90.4%
Managed SaaS	116	318	202	174.1%
Net revenue	$24,672	$40,603	$15,931	64.6%

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,
	2018	2019
	(in thousands)
Environmental appliances	$16,329	$27,083
Small home appliances	3,669	8,100
Cosmetics, skincare and heath supplements	80	2,569
Cookware, kitchen tools and gadgets	2,954	1,320
Hair appliances and accessories	935	732
Portable projectors, speakers and headphones	62	30
All others	527	451
Total net product revenue	24,556	40,285
Managed SaaS	116	318
Total net revenue	$24,672	$40,603

Net revenue increased $15.9 million, or 64.6%, to $40.6 million during the three months ended September 30, 2019 compared to $24.7 million for the three months ended September 30, 2018. The increase was primarily attributable to increased direct sales volume of $15.6 million, or 63.9%, from growth in our existing product portfolio and from new products launched in the twelve month period since September 30, 2018. We also saw a slight increase in wholesale revenue of $0.1 million versus the prior year.  Wholesale is currently not a strategic focus for us, but we expect from time to time to sell our products via wholesale arrangements as we may determine that is the most advantageous channel for certain product categories we enter or for liquidation purposes. Finally, we saw an increase in our managed SaaS revenue of $0.2 million in the three months ended September 30, 2019 as we began formally offering access to AIMEE to third party brands in 2018.

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $16.3 million in net revenue for the three months ended September 30, 2018 and grew to $27.1 million for the three months ended September 30, 2019. We continued to expand our small home appliances products, which increased $4.4 million in net revenue to $8.1 million for the three months ended September 30, 2019 as compared to the prior year comparable quarter. We started to sell cosmetics, skincare and heath supplements in the second half of 2018 and generated $2.6 million in net revenue from such products for the three months ended September 30, 2019. Net revenue from cookware, kitchen tools and gadgets was down approximately $1.6 million during the three months ended September 30, 2019 from the prior year comparable period as we focused on certain product categories, reducing the SKUs managed and sold in this category. We recorded fewer sales of portable projectors, speakers and headphones, hair appliances and accessories and all other categories as we focused on other aspects of our overall product portfolio, reducing net revenue from $1.5 million in the three months ended September 30, 2018 to $1.2 million in the three months ended September 30, 2019, a decrease of $0.3 million.

Cost of Goods Sold and Gross Margin

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Cost of goods sold	$14,262	$23,076	$8,814	61.8%
Gross profit	$10,410	$17,527	$7,117	68.4%

Cost of goods sold increased $8.8 million, or 61.8%, to $23.1 million during the three months ended September 30, 2019 compared to $14.3 million for the three months ended September 30, 2018. The increase was primarily attributable to increased sales volume.   Included within cost of goods sold for the three months ended September 30, 2019 is a $1.4 million reversal related to the recall reserve, as our recall program is materially complete, a $0.3 million accrual from governmental agency penalties associated with  certain non-core products and a $0.3 million charge due to the liquidation of certain older products that we have discontinued.

Gross margin increased to 43.2% for the three months ended September 30, 2019 compared to 42.2% for the three months ended September 30, 2018. The improvement in gross margin was mostly related to the recall reserve reversal offset by accruals for governmental agency penalties and liquidation charges of certain older products. It was also negatively impacted by lower product prices on our Environmental appliances as we now benefit from the full effect of our direct fulfillment platform (i.e., FBM), allowing us to reinvest a portion of the benefits in price competitiveness and retaining the remainder for improved Contribution margin. Our gross margin may also be impacted by our product mix (i.e., number of products in the sustain or launch phase as well as FBM versus FBA delivered products) in any particular quarter.

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$11,560	$17,307	$5,747	49.7%

Sales and distribution expenses increased by $5.7 million from $11.6 million for the three months ended September 30, 2018 to $17.3 million for the three months ended September 30, 2019. E-commerce platform commissions, online advertising and logistics expenses increased to $14.3 million for the three months ended September 30, 2019 from $10.1 million for the three months ended September 30, 2018.  These increases are attributable primarily to the increase in our net revenue. For the three months ended September 30, 2019, our sales and distribution fixed costs remained flat at $1.4 million versus the comparable prior year period. The three months ended September 30, 2019 includes an increase in stock-based compensation expense to $1.6 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Equity Plan”) and grants of restricted stock awards pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”), which we began to expense as of the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 42.6% for the three months ended September 30, 2019 from 46.9% for the three months ended September 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 35.2% for the three months ended September 30, 2019 as compared to 41.1% for the three months ended September 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging our direct fulfillment platform (i.e., FBM) instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$790	$2,634	$1,844	233.4%

Research and development expenses increased by $1.8 million from $0.8 million for the three months ended September 30, 2018 to $2.6 million for the three months ended September 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $0.5 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation expense of $1.3 million. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO. We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$2,767	$7,999	$5,232	189.1%

General and administrative expenses increased by $5.2 million from $2.8 million for the three months ended September 30, 2018 to $8.0 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation expense of $4.6 million from the issuance of stock options to employees in the fourth quarter of 2018 and the increase of directors and officers insurance of $0.7 million which commenced as of the closing date of our IPO.  The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

Interest expense, net

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Interest expense, net	$439	$875	$436	99.3%

Interest expense, net increased by $0.4 million from $0.4 million for the three months ended September 30, 2018 to $0.9 million for the three months ended September 30, 2019. The increase was primarily related to increased interest expense under the three-year $25.0 million revolving credit facility with MidCap (the “Credit Facility”) and the five-year $15.0 million term loan with Horizon (the “Term Loan”), which we entered into on December 31, 2018. We expect interest expense to continue to increase as we continue to utilize the Credit Facility to purchase additional inventories as part of our growth strategy.

Comparison of the Nine Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2019, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$53,576	$88,817	$35,241	65.8%
Cost of goods sold	35,919	52,859	16,940	47.2
Gross profit	17,657	35,958	18,301	103.6
Sales and distribution expenses	28,516	38,409	9,893	34.7
Research and development expenses	2,810	5,657	2,847	101.3
General and administrative expenses	8,103	15,779	7,676	94.7
Operating loss	(21,772)	(23,887)	(2,115)	(9.7)
Interest expense, net	1,503	3,368	1,865	124.1
Other expense, net	(45)	53	98	217.8
Loss before income taxes	(23,230)	(27,308)	(4,078)	(17.6)
Provision for income taxes	3	23	20	666.7
Net loss	$(23,233)	$(27,331)	$(4,098)	(17.6)%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Nine Months Ended September 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	67.0%	59.5%
Gross margin	33.0%	40.5%
Sales and distribution expenses	53.2%	43.2%
Research and development expenses	5.2%	6.4%
General and administrative expenses	15.1%	17.8%
Operating loss	(40.6)%	(27.0)%
Interest expense, net	2.8%	3.8%
Other expense, net	(0.1)%	0.1%
Loss before income taxes	(43.4)%	(30.7)%
Provision for income taxes	0.0%	0.0%
Net loss	(43.4)%	(30.8)%

Net Revenue

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$49,662	$86,398	$36,736	74.0%
Wholesale	3,730	1,171	(2,559)	(68.6)%
Managed SaaS	184	1,248	1,064	578.3%
Net revenue	$53,576	$88,817	$35,241	65.8%

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Environmental appliances	$27,601	$52,757
Small home appliances	10,776	17,426
Cosmetics, skincare and heath supplements	84	8,346
Cookware, kitchen tools and gadgets	9,463	5,279
Hair appliances and accessories	2,991	2,590
Portable projectors, speakers and headphones	567	160
All others	1,910	1,011
Total net product revenue	$53,392	$87,569
Managed SaaS	184	1,248
Total net revenue	$53,576	$88,817

Net revenue increased $35.2 million, or 65.8%, to $88.8 million during the nine months ended September 30, 2019 compared to $53.6 million for the nine months ended September 30, 2018. The increase was primarily attributable to increased direct sales volume of $36.7 million, or 74.0%, from growth in our existing product portfolio and from new products launched in the 12 month period since September 30, 2018. We also saw a decrease in wholesale revenue of $2.6 million (predominantly environmental appliances) versus the prior year as we had certain customers that desired wholesale arrangements on selected products in 2018 instead of allowing us to sell the products via a direct method. Wholesale is currently not a strategic focus for us, but we expect from time to time to sell our products via wholesale arrangements as we may determine that is the most advantageous channel for certain product categories we enter or for liquidation purposes. Finally, we saw managed SaaS revenue of $1.1 million in the nine months ended September 30, 2019 as we began formally offering access to AIMEE to third party brands in 2018.

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $27.6 million in net revenue for the nine months ended September 30, 2018, and grew to $52.8 million for the nine months ended September 30, 2019. We continued to expand our small home appliances products, which increased $6.7 million in net revenue to $17.4 million for the nine months ended September 30, 2019 as compared to the prior year comparable period. We started to sell cosmetics, skincare and heath supplements in the second half of 2018 and generated $8.3 million in net revenue from such products for the nine months ended September 30, 2019. Net revenue from cookware, kitchen tools and gadgets was down approximately $4.2 million during the nine months ended September 30, 2019 from the prior year comparable period as we focused on certain product categories reducing the number of SKUs managed and sold in this category. We recorded fewer sales of portable projectors, speakers and headphones, hair appliances and accessories and all other categories as we focused on other aspects of our overall product portfolio, reducing net revenue from $5.5 million in the nine months ended September 30, 2018 to $3.8 million in the nine months ended September 30, 2019, a decrease of $1.7 million.

Cost of Goods Sold and Gross Margin

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Cost of goods sold	$35,919	$52,859	$16,940	47.2%
Gross profit	$17,657	$35,958	$18,301	103.6%

Cost of goods sold increased $16.9 million, or 47.2%, to $52.9 million during the nine months ended September 30, 2019 compared to $35.9 million for the nine months ended September 30, 2018. The increase was primarily attributable to increased sales volume offset by a decrease in wholesale revenue.  Included within cost of goods sold for the nine months ended September 30, 2019 is a $1.4 million reversal of the recall reserve, as our recall program is materially complete, a $0.3 million accrual from governmental agency penalties from certain non-core products and a $0.3 million charge due to liquidation of certain older products that we have discontinued.

Gross margin increased to 40.5% for the nine months ended September 30, 2019 compared to 33.0% for the nine months ended September 30, 2018. The improvement in gross margin was due to the increase in direct sales, which carry better margins than our wholesale business, improved product unit economics, as compared to the nine months ended September 30, 2018 and the increase in our managed SaaS business. Our gross margin may also be impacted by our product mix (i.e., number of products in the sustain or launch phase, as well as FBM versus FBA delivered products) in any particular quarter.

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$28,516	$38,409	$9,893	34.7%

Sales and distribution expenses increased by $9.9 million from $28.5 million for the nine months ended September 30, 2018 to $38.4 million for the nine months ended September 30, 2019. E-commerce platform commissions, online advertising and logistics expenses increased to $31.8 million for the nine months ended September 30, 2019 from $24.5 million for the nine months ended September 30, 2018. This increase is primarily attributable to the increase in our net revenue. For the nine months ended September 30, 2019, our sales and distribution fixed costs remained flat at $4.1 million versus the comparable prior year period. The nine months ended September 30, 2019 includes an increase in stock-based compensation expense to $2.5 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 43.2% in the nine months ended September 30, 2019 from 53.2% in the nine months ended September 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 35.8% for the nine months ended September 30, 2019 as compared to 45.7% for the nine months ended September 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging our direct fulfillment platform (i.e. FBM) instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$2,810	$5,657	$2,847	101.3%

Research and development expenses increased by $2.8 million from $2.8 million for the nine months ended September 30, 2018 to $5.7 million for the nine months ended September 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $1.0 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation expense of $1.9 million. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO. We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$8,103	$15,779	$7,676	94.7%

General and administrative expenses increased by $7.7 million from $8.1 million for the nine months ended September 30, 2018 to $15.8 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation expense of $7.0 million from the issuance of stock options and the increase of directors and officers insurance of $1.0 million which commenced as of the closing date of our IPO, offset by $0.3 million in savings from professional fees and other support costs. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

Interest expense, net

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Interest expense, net	$1,503	$3,368	$1,865	124.1%

Interest expense, net increased by $1.9 million from $1.5 million for the nine months ended September 30, 2018 to $3.4 million for the nine months ended September 30, 2019. The increase was primarily related to increased interest expense under our Credit Facility and our Term Loan, which we entered into on December 31, 2018. We expect interest expense to continue to increase as we continue to utilize our Credit Facility to purchase additional inventories as part of our growth strategy.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2018 and 2019

The following table provides information regarding our cash flows for the nine months ended September 30, 2018 and 2019, respectively:

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Cash used in operating activities	$(19,529)	$(13,146)
Cash provided by (used in) investing activities	10	(1,147)
Cash provided by financing activities	30,186	29,706
Effect of exchange rate on cash	—	1
Net change in cash and restricted cash for period	$10,667	$15,414

Net Cash Used in Operating Activities

Net cash used in operating activities was $19.5 million for the nine months ended September 30, 2018 compared to $13.1 million of net cash used in operating activities for the nine months ended September 30, 2019. The decrease in cash used in operating activities was driven by a reduction of net loss after reconciling for non-cash items used in operating activities from $22.0 million used in the nine months ended September 30, 2018 to $14.1 million used for the nine months ended September 30, 2019. Cash used in operating activities was partially decreased by an increase in cash provided by working capital of $2.5 million for the nine months ended September 30, 2018 and cash used in operating activities for the nine months ended September 30, 2019 was increased by cash used in working capital of $1.0 million for the nine months ended September 30, 2019. Cash used in working capital for the nine months ended September 30, 2019 is primarily related to the increase of accounts receivable during the period from increased sales late in the third quarter and increased prepaids in the period offset by the reduction of inventory post our peak seasonal sales period.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $1.1 million for the nine months ended September 30, 2019 and was primarily attributable to the acquisition of assets of a personal wellness company (the “Aussie Health Assets”).

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $30.2 million for the nine months ended September 30, 2018, compared to $29.7 million of net cash provided by financing activities for the nine months ended September 30, 2019. For the nine months ended September 30, 2018, cash provided by financing activities of $30.2 million was primarily from proceeds of the sale of shares of Series C preferred stock of $27.4 million, net borrowings under the three-year, $15.0 million revolving credit facility (the “Prior Credit Facility”) with MidCap of $4.5 million, offset by $1.3 million in payments related to the three-year, $7.0 million term loan with MidCap (the “Prior Term Loan”) and $0.4 million in payments related to debt issuance costs. For the nine months ended September 30, 2019, cash provided by financing activities of $29.7 million was primarily from the net proceeds of our IPO of $30.6 million, proceeds from insurance financing, net of $2.0 million, offset by $1.5 million in payments related to debt issuance costs and deferred equity fundraising costs.

Sources of Liquidity and Initial Public Offering

We are an early-stage growth company. As a result, we are investing in launching new products, advancing our software and expanding our sales and distribution infrastructure to accelerate revenue growth and scale operations to support such growth. To fund this investment, we have incurred losses with the expectation that we will generate profitable revenue streams in the future. While management and our board of directors believes that we will eventually reach a scale where the growth of our product revenues will offset the continued investments required in launching new products, completing the development of our software, and managing our sales and distribution operations, we believe that the size and nascent stage of our target market justify continuing to invest in growth at the expense of short-term profitability. In pursuit of the foregoing growth strategy, we have incurred operating losses of $22.6 million and $29.4 million for the years ended December 31, 2017 and 2018, respectively, primarily due to the impact from our continued investment in launching new products, advancing our artificial intelligence software and building out our sales and distribution infrastructure.

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

We plan to continue pursuing our growth strategy. In the past, we have successfully funded our losses to date through equity financings, beginning in July 2014 and continuing through our IPO, which was completed in June 2019 (see below). As of December 31, 2018, we had raised over $72.6 million in equity financing to fund our operations. Further, in October 2017, we improved our working capital flexibility by securing $30.0 million through the Prior Credit Facility with MidCap and $7.0 million through the Prior Term Loan with MidCap, and in November 2018, we exited the Prior Credit Facility and entered into the Credit Facility with MidCap, which can be increased, subject to certain conditions, to $50.0 million. Furthermore, on December 31, 2018, we entered into the Term Loan, obtaining a five-year $15.0 million term loan and repaying the outstanding amount of MidCap’s term loan of approximately $4.9 million. While there was no assurance that future equity investments or issuance of debt would occur, our management believed our success in obtaining funding since inception would continue in the foreseeable future.

During the audit of our consolidated financial statements for the fiscal year ended December 31, 2018, our financial forecast for the next 12 months included revenue growth, margin improvement by achieving lower cost of goods sold by continuing to negotiate preferential terms and costs with certain key manufacturers, a reduction of certain fixed costs, an improvement in inventory management and reduction in operating cash deficit. In addition, management anticipated that we would not breach our financial covenants associated with our Credit Facility or Term Loan for the next twelve months. However, there was no assurance that management’s forecast would be attained to maintain our liquidity to fund operations and/or maintain compliance with our covenants without future equity investments, such as an initial public offering, or issuance of debt from outside sources. In the event of a breach of our financial covenants under the Credit Facility, outstanding borrowings would become due on demand absent a waiver from the lender.

For the three and nine months ended September 30, 2019, we incurred operating losses of $10.4 million  and $23.9 million, respectively. For the three and nine months ended September 30, 2018, we incurred operating losses of  $4.7 million and $21.8 million, respectively. As of September 30, 2019, we had an accumulated deficit of $98.4 million, cash on hand of $35.7 million  and total outstanding borrowings from lenders of $15.1 million and total available capacity of $0.8 million.  As of September 30, 2019, we have raised over $102.3 million in equity financing to fund our operations, since inception, including the net proceeds from the IPO.

On June 14, 2019, we completed our IPO, selling 3,600,000 shares of our common stock at a price of $10.00 per share. Net proceeds to us from the offering were approximately $29.6 million after deducting legal, underwriting and other offering expenses. We believe that, based on our current sales and expense level projections, the Credit Facility with MidCap and the proceeds from the IPO, we will satisfy our estimated liquidity needs for the twelve months from the condensed consolidated financial statements issuance date.  As such, the substantial doubt raised by our historical operating results has been mitigated.

Acquisition

On September 10, 2019, we completed the acquisition of the Aussie Health Assets, whose products sell primarily on the Amazon US marketplace, for total consideration of $1.3 million, which was comprised of cash of $1.1 million and a promissory note for $0.2 million, that accrues interest at a rate of 8% per annum and matures on June 10, 2020. We also agreed to pay $0.1 million in the form of a working capital payment related to the inventory purchased within sixty days of closing.

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

In addition, we have outstanding debt under the Amended and Restated Credit Agreement, dated as of November 23, 2018, with MidCap as Agent and the lenders party thereto, as amended (the “MidCap Credit Agreement”), that bears interest. As of September 30, 2019, our outstanding indebtedness under the Credit Facility was $15.1 million, which bears interest at a rate of LIBOR plus 5.75%. We also have outstanding debt under the Term Loan. As of September 30, 2019, our outstanding indebtedness under the Term Loan was $15.0 million, which bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility or the Term Loan, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than less than 1% of our net revenue for each of the nine months ended September 30, 2018 and 2019. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the nine months ended September 30, 2018 and 2019.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of a material weakness in our internal control over financial reporting as previously disclosed in the Final Prospectus, our disclosure controls and procedures were not effective as of September 30, 2019.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. In connection with the audits of our 2017 and 2018 consolidated financial statements, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted material weaknesses.

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

During 2018, we took certain actions towards remediating these material weaknesses, which included implementing an accounting system that has the ability to better manage segregation of duties and controls over the preparation and review of journal entries and adding finance personnel and information technology personnel. As we are still in the process of establishing the appropriate controls and finalizing the implementation of our accounting systems, in connection with the audit of our 2018 consolidated financial statements, we and our independent registered public accounting firm concluded that there remains a material weakness related to the limited size of the finance department, a lack of proper segregation around preparation and review of certain account reconciliations and certain journal entries. In addition, there is a material weakness related to our controls which are not designed effectively over the review of complex accounting matters.

Management’s Plan to Remediate the Material Weaknesses

As a result of these material weaknesses, we have initiated and will continue to implement remediation measures including but not limited to, finalization of our accounting systems implementations and review processes around our journal entries and account reconciliations. We are still in the process of completing the remediation of the previously identified material weaknesses.

The initiatives we are implementing to remediate the material weaknesses are subject to continued management review supported by confirmation and testing, as well as audit committee oversight. We will continue to implement measures to remedy our internal control deficiencies in order to meet the deadline imposed by Section 404 of the Sarbanes-Oxley Act of 2002, as amended. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we will establish and maintain adequate controls over our financial processes and reporting in the future.

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

Changes in Internal Control

Other than the changes intended to remediate these material weaknesses noted above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by clients, employees, suppliers, competitors, government agencies or others. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q, and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in the Final Prospectus, are set forth below and are unchanged substantively as of September 30, 2019, except for those risks designated by an asterisk (*).

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

On June 14, 2019, we completed our initial public offering (“IPO”), selling 3,600,000 shares of our common stock at a price of $10.00 per share. Net proceeds to us from the offering were approximately $29.6 million after deducting legal, underwriting and other offering expenses. We believe that, based on our current sales and expense level projections, the credit facility with MidCap (see Note 6), and the proceeds from the IPO, we will satisfy our estimated liquidity needs for the twelve months from the condensed consolidated financial statements issuance date.  As such, the substantial doubt raised by our historical operating results has been mitigated. However, we cannot provide any assurance that we will not experience a going concern issue in the future.

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

During 2018, we took certain actions towards remediating these material weaknesses, which included implementing an accounting system that has the ability to better manage segregation of duties and controls over the preparation and review of journal entries and adding finance personnel and information technology personnel. As we are still in the process of establishing the appropriate controls and finalizing the implementation of our accounting systems, in connection with the audit of our 2018 consolidated financial statements, we and our independent registered public accounting firm concluded that a material weakness remains related to the limited size of the finance department, a lack of proper segregation around preparation and review of certain account reconciliations and certain journal entries. In addition, there is a material weakness related to our controls, which are not designed effectively over the review of complex accounting matters.

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

We experienced losses after tax of $23.1 million and $31.8 million in the years ended December 31, 2017 and 2018, respectively, and losses after tax of $23.2 million and $27.3 million in the nine months ended September 30, 2018 and 2019, respectively. We may continue to experience losses before and after tax in the future, and we cannot assure you that we will achieve profitability and may continue to incur significant losses in future periods. We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining and further developing our platform and maintaining and growing our business.

Although our net revenue grew from $36.5 million for the year-ended December 31, 2017 to $73.3 million the year-ended December 31, 2018, representing a 101.0% growth rate, and from $53.6 million for the nine months ended September 30, 2018 to $88.8 million for the nine months ended September 30, 2019, representing a 65.8% growth rate, our revenue growth rate may decline in the future due to a variety of factors, including increased competition and the maturation of our business. We cannot assure you that our net revenue will continue to grow or will not decline. You should not consider our historical net revenue growth or operating expenses as indicative of our future performance. If our revenue growth rate declines or our operating expenses are higher than forecasted, our business, financial performance and financial condition will be adversely affected.

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

*We have a short operating history in an evolving industry and, as a result, our past results may not be indicative of future operating performance.

We have a short operating history in a rapidly evolving industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	manage our inventory effectively;
•	successfully develop, retain and expand our managed SaaS and consumer product offering and geographic reach;
•	compete effectively;
•	anticipate and respond to macroeconomic changes;
•	effectively manage our growth;
•	hire, integrate and retain talented people at all levels of our organization;
•	avoid interruptions in our business from information technology downtime, cybersecurity breaches or labor stoppages;
•	maintain the quality of our technology infrastructure;
•	develop new features to enhance AIMEE’s functionality and to maintain existing functionality; and
•	retain our existing manufacturing vendors and attract new manufacturing vendors.

Our managed SaaS business is currently comprised of three affiliated brands primarily relating to supplements and while we expect to retain this business, we can provide no assurance that we will be successful in growing or retaining these brands which would result in the loss of managed SaaS and associated reseller revenues.  From time to time, we have experienced excess inventory and warehouse costs related to the timing of delivery and the capacity of our warehouses and also due to expired and short-dated inventory. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business and our operating results will be adversely affected.

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

*Substantially all of our revenues are from sales of products on Amazon and any limitation or restriction, temporarily or otherwise, to sell on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

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

We also rely on services provided by Amazon’s fulfillment platform, including Prime Certification, which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. For products that we fulfill ourselves, we have qualified to offer our products for sale with Prime Certification delivery. Any inability to market our products for sale with expedited delivery provided under Prime Certification could have a material impact on our business, results of operations, financial condition and prospects. In the third quarter of 2019, we temporarily experienced the loss of our Prime Certification delivery, and in addition, certain of our products were deemed not be eligible for Prime delivery based on Amazon’s determination of expected shipping dates. Failure to remain compliant with the best fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

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

We use AIMEE, our proprietary software, to determine market trends and what markets to enter into. Our ability to successfully use AIMEE depends on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, primarily, Google and Amazon. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. The majority of this data is sourced for free or for de minimis amounts. AIMEE sources the majority of the data through application program interfaces (“APIs”) or through other standard data upload/downloads methods. This source of data allows us, leveraging AIMEE, to determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. The connection to multiple e-commerce platforms through APIs allows us to develop the automation of the purchase of marketing and automate the change of pricing of product listings on those e-commerce platforms.

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

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, the U.S. Postal Service and other third-party delivery agents as well as online retailers such as Amazon and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties, like FedEx, to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. In addition, because we rely on national, regional and local transportation companies for the delivery of some of our other products, we are also subject to risks of breakage or other damage during delivery by any of these third parties. If these third parties do not meet our or our customers’ expectations, our brands may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to anticipate market trends and customer demand and to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.

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

If we do not successfully promote and sustain our new and/or existing product listings and brands through marketing and other tools, we may fail to maintain or increase our sales. Promoting and positioning our brands and product listings will depend largely on the success of our marketing efforts, our ability to attract consumers cost effectively and our ability to consistently provide a high-quality product and maintain consumer satisfaction. In order to grow our business and to acquire and retain consumers, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. We also use promotions to drive sales, which may not be effective and may adversely affect our gross margins. Our investments in marketing may not effectively reach potential consumers, potential consumers may decide not to buy our products or the spending of consumers that purchase from us may not yield the intended return on investment, any of which could negatively affect our financial results. The failure of our marketing activities could also adversely affect our ability to promote our product listings and sell our products, and to develop and maintain relationships with our consumers, retailers and brands, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.

Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other channels to purchase the wide variety of products we offer and may prefer alternatives to our offerings, such as those offered by other vendors on Amazon and Walmart, traditional brick-and-mortar retailers, and the websites of our competitors or our suppliers’ own websites. We expect competition in e-commerce generally to continue to increase. Competitors have introduced lower cost or differentiated products that are perceived to compete with our products. If we are unable to correctly anticipate market trends and customer demand, our ability to sell our products could be impaired. We have made investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising and paid social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver quality products, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease and our business, financial condition and operating results may be materially adversely affected.

We believe new customers can originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. For example, since 2016, Amazon has maintained a policy whereby they will purge all reviews they believe are paid for. While we do not ask customers to leave a positive review or change a review, some of our reviews have been purged by Amazon in accordance with this policy because Amazon believed they were questionable or not authentic. If Amazon continues to purge reviews or if we are unable to maintain our positive reviews, it may adversely affect our ability to acquire new customers. In addition, we believe that Amazon has, from time to time, placed limitations on the daily volume of reviews that may be provided for any specific product listing. This limitation or others relating to customer engagement with our product listings could impact the success of our product listings, which could adversely impact our financial performance.

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

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Our refund liability for sales returns was $0.2 million, $0.3 million, and $0.5 million as of December 31, 2017, December 31, 2018, and September 30, 2019, respectively, which is included in accrued liabilities and represents the expected value of refunds that may be due to our customers. If we experience significant product returns, we would incur significant expenses and our results of operation and financial condition would be adversely affected.

We rely on third party online marketplaces to sell and market our products, particularly Amazon, and these providers may change their Terms of Services, search engine algorithms or pricing in ways that could negatively affect our business, results of operations, financial condition and prospects.

We market and sell our products on various online retail channels, including Amazon and Walmart. These online retail channels provide us with direct access to potential customers on their websites and applications. This direct access enables us to push real-time or nearly real-time updates to product listings, gauge customer interest and rapidly move products to prevent obsolescence caused by excess inventory. In order to maintain relationships with the online retail channels, we may need to modify our products or marketing strategies in a way that may be adverse to our business and financial results. Furthermore, if we were to lose access to these online retail channels, either in whole or in part, our ability to distribute and market our products would be adversely impacted.

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

*Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands, products and services and by expanding our existing offerings into new geographies. Our strategy is to use our proprietary software to determine which markets to enter and optimize the mix of products that we offer. Examples of new markets we are considering expansion in are China, Japan and Eastern Europe. Further, we are considering launching products which are outside the current core of home and kitchen appliances and kitchenware, beauty-related products and consumer electronics. Launching new brands, products and services requires significant upfront investments, including investments in marketing, information technology and additional personnel. We operate in highly competitive industries with relatively low barriers to entry and must compete successfully in order to grow our business. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands, products and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks will become increasingly complex and operating them will become more challenging. There can be no assurance that we will be able to operate our networks effectively. We have also entered and may continue to enter new markets and provide product offerings in which we have limited or no experience, which may not be successful or appealing to our customers. In addition, we may face difficulties in integrating AIMEE into a SaaS client’s supply chain, which would reduce the ability of our managed SaaS business to generate revenue to the extent we are compensated for our services based on the level of sales of our clients’ products.

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

*Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating internationally or selling our merchandise outside of the United States, and if we choose to expand internationally, we would need to adapt to different local cultures, standards and policies. The business model and technology we employ and the merchandise we currently offer may not be successful with consumers outside of the United States. Furthermore, to succeed with clients in international locations, it will likely be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	localization of our merchandise offerings and technology, including translation into foreign languages and adaptation for local practices;
•	availability of data, including at reasonable costs;
•	different consumer demand dynamics, which may make our business model, technology and the merchandise we offer less successful compared to the United States;
•	competition from local incumbents that understand the local market and may operate more effectively;
•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, export quotas, custom duties or other trade restrictions or any unexpected changes thereto;
•	laws and regulations regarding anti-bribery and anti-corruption compliance;
•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;
•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information, particularly in Europe;
•	changes in a specific country’s or region’s political or economic conditions; and
•	risks resulting from changes in currency exchange rates.

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

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Our consumers may engage with us online through our social media platforms, including Facebook and Instagram, by providing feedback and public commentary about all aspects of our business. Information concerning us or our retailers and brands, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In addition, we cannot guarantee that product we receive from vendors will be of sufficient quality or free from damage or defects, or that such merchandise will not be damaged during shipping or storage. While we take measures to ensure product quality and avoid damage, including evaluating vendor facilities, operations and product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our distribution centers. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.

*Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers or directly themselves. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. For example, we recently decided to switch manufacturers for two of our products. Our ability to develop and maintain relationships with reputable suppliers and offer high quality products to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality products on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected.

We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. For example, a significant number of our products are subject to import tariffs from China of 25%, and the remainder of our products, including our dehumidifier line of products, may be subject to tariffs if the previously announced and subsequently postponed, increases are enacted in the future. Our competitors may have greater existing inventory positions and other advantages that may allow them to price more competitively relative to our products. In addition, we may not be able to shift production for our products to other countries not subject to tariffs. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

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

Our business can be seasonal based on our product mix and may become more seasonal depending on our product mix; specifically, we have realized a disproportionate amount of our net revenue and earnings for prior fiscal years in the third and fourth quarter as a result of the holiday season, and we expect this seasonal impact on our operations to continue in the future. If we experience lower than expected net revenue during any third or fourth quarter, it may have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our third or fourth quarter operating results, including disruptions in our brands or our supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations and our financial condition for our entire fiscal year.

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

On December 31, 2018, we entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation (“Horizon Loan Agreement”) pursuant to which we received term loans in an aggregate amount of $15.0 million. The Horizon Loan Agreement contains restrictive covenants that limit our ability to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate the term loan under the Horizon Loan Agreement, which may limit our operating flexibility. In addition, the term loans are secured by all of our assets, including certain intellectual property, and require us to satisfy certain financial covenants. There is no guarantee that we will be able to generate sufficient cash flow or sales to meet these financial covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments or meet the financial covenants on our credit facility would adversely affect our business.

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

On September 10, 2019, we completed the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”) and are in the process of integrating the Aussie Health Assets into our business.  We may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.  In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, existing contracts and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the Aussie Health Assets or any other acquired business due to a number of factors, including:

•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, revenue recognition or other accounting practices, or employee or client issues;

•	difficulty incorporating acquired technology and rights into our proprietary software and of maintaining quality and security standards consistent with our brands;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	incurrence of acquisition-related costs or equity dilution associated with funding the acquisition;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•	risks of entering new markets or new product categories in which we have limited or no experience;
•	difficulty converting the customers of the acquired business into our customers;
•	diversion of our management’s attention from other business concerns;
•	adverse effects to our existing business relationships as a result of the acquisition;
•	potential loss of key employees, clients, vendors and suppliers from either our current business or an acquired company’s business;
•	use of resources that are needed in other parts of our business;
•	possible write offs or impairment charges relating to acquired businesses;
•	compliance with regulatory matters covering the products of the acquired business; and
•	use of substantial portions of our available cash to consummate the acquisition.

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

These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently, without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks, systems and accounts; unauthorized access to, and misappropriation of, consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In the past, we have experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks; however, such attacks could in the future have a material adverse effect on our operations. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

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

In May 2019, we received notice from the California Energy Commission (the “CEC”) that certain of our products have not been listed in the CEC’s Modernized Appliance Efficiency Database System (the “MAEDbS”) and therefore we are not in compliance with a CEC regulation. In order for an appliance to be listed in the MAEDbS, it must be tested at a lab approved by the CEC and the test data must be submitted to the CEC’s Appliance Efficiency Program. Although we believe that a number of the products identified in the CEC’s notice are, and have been, listed in the MAEDbS and comply with applicable CEC regulations, we may be subject to a financial penalty imposed by the CEC with respect to certain of our products that are not currently listed and may not otherwise currently meet applicable CEC energy regulations. We cannot be certain that our insurance coverage will fully cover any financial liability actually incurred. In addition, if we are required to list these additional products in the MAEDbS, we may not be permitted to sell them in the State of California until they are listed. We are in the process of negotiating the payment of a penalty with the CEC which we do not believe is material to our financial condition or results of operations.

In September 2019, we received a Test Notice from the U.S. Department of Energy (“DOE”) indicating that a certain dehumidifier model may not comply with applicable energy-conservation standards. The DOE requested that we provide it with several model units for DOE testing. If it is determined that we have violated certain energy-conservation standards, we could be fined pursuant to DOE guidelines, and this civil penalty may be material to our consolidated financial statements. We intend to vigorously defend ourselves. We have submitted to the DOE testing process, made a good-faith effort to provide necessary notice as practicable, and included in a formal response copies of the energy-efficiency report and certification that were issued for the dehumidifier model at the time of production. We believe that our products are compliant, and we, in conjunction with our manufacturing partner, have disputed the Test Notice received from the DOE. As of the date hereof, we cannot reasonably estimate what, if any, penalties may be levied.

In September 2019, we received notice from the U.S. Environmental Protection Agency (“EPA”) that certain of our products were identified by the Association of Home Appliance Manufacturers (“AHAM”) as failing to comply with EPA ENERGY STAR requirements. For an appliance to be ENERGY STAR certified, it must meet standards promulgated by the EPA and enforced through EPA-accredited certification bodies and laboratories. We believe that our products are compliant, and we, in conjunction with our manufacturing partner, have disputed the AHAM testing determination pursuant to EPA guidelines. While a resolution remains pending, we are not selling or marketing the products identified by the EPA. We cannot be certain that these products will eventually be certified by AHAM and the EPA, and we may incur costs that cannot presently be calculated in the event that we need to make changes to the manner in which these products are manufactured and sold.

*If our products experience any recalls, product liability claims, or government, customer or consumer concerns about product safety, our reputation and operating results could be harmed.

Our products are subject to regulation by the U.S. Consumer Product Safety Commission (the “CPSC”) and similar state and international regulatory authorities, and their products sold on our platform could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety including concerns about the safety of products manufactured in developing countries, could lead us to recall selected products. Recalls and government, customer or consumer concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition and prospects. For example, in May 2018, the board of directors of Mohawk Group, Inc., our wholly-owned subsidiary (“Mohawk Opco”), approved a voluntary recall of the Xtava Allure Hair Dryer. In June 2018, Mohawk Opco filed an application for a voluntary recall with the CPSC pursuant to Section 15(b) of the Consumer Product Safety Act (“CPSA”). Mohawk Opco received approval from the CPSC to provide consumers with replacement units and publicly announced the recall on August 15, 2018. Mohawk Opco estimated it would incur approximately $1.6 million in costs related to the recall for procurement, manufacturing, fulfillment and delivery to consumers who apply and qualify for the recall costs. Mohawk Opco recorded the expense in 2018. As of September 30, 2019, the remaining recall liability is $0.1 million as we have reversed $1.4 million of this accrual during September 30, 2019, as the recall program for the Xtava Allure Hair Dryer has materially completed.

We may be subject to product liability claims if people or property are harmed by the products we sell. Some of the products we sell may expose us to product liability claims and litigation (including class actions) or regulatory action relating to safety, personal injury, death or environmental or property damage. For example, in August 2018, we announced a voluntary recall of certain hair dryers that were alleged to have overheated or caused fires. Although no claims have been brought, pursuant to the CPSC and the guidelines set forth by the CPSA, we may be subject to a late reporting penalty if the CSPC decides to perform a late reporting investigation and determines we failed to meet all reporting requirements. If we are determined to have violated the reporting guidelines, a penalty may be material to the consolidated financial statements. In August 2019, we received notice that we have materially completed our obligation on the recall program and, as a result, have eliminated a substantial portion of the remaining liability pertaining to the program.  As such, we believe the likelihood that a late reporting investigation will be initiated by the CPSC is remote but we can make no guarantee that CPSC will not open an investigation in the future.

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

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $6.22 to $10.00 per share from June 12, 2019 to September 30, 2019. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

Market opportunity, size estimates and growth forecasts included in our publicly-filed documents are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate. For example, several of the reports and data on which our estimates and forecasts are based rely on projections of consumer adoption and incorporate data from secondary sources such as company websites as well as industry, trade and government publications.

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

We have agreed, subject to specified exceptions, not to (i) offer, pledge, issue, sell, contract to sell, purchase, contract to purchase, lend or otherwise transfer or dispose of, directly or indirectly, any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of our common stock, or (iii) file any registration statement with the SEC relating to the offering of any shares of our common stock or any securities convertible into or exercisable or exchangeable for our common stock, except for a registration statement on Form S-4 in connection with a business combination transaction or a registration statement on Form S-8 with respect to the registration of shares of our common stock to be issued under equity incentive plans for our employees until December 9, 2019 (the date that is 180 days following the date of the final prospectus for our IPO, dated as of June 12, 2019, and filed with the SEC pursuant to Rule 424(b)(4) on June 13, 2019 (File No. 333-231381) (the “Final Prospectus”)). However, Roth Capital Partners, LLC, may release us from any or all of the restrictions in the preceding sentence prior to the expiration of the restricted period.

Our officers and directors have agreed, subject to specified exceptions, not to dispose of or hedge any of our common stock until June 12, 2020 (the date that is twelve months after the date of the Final Prospectus). Holders of all or substantially all our outstanding securities have agreed, subject to specified exceptions, not to dispose of or hedge our common stock until (i) December 9, 2019 (a period of 180 days after the date of the Final Prospectus, (ii) March 12, 2020 (a period of 9 months after the date of the Final Prospectus), (iii) June 12, 2020 (a period of 12 months after the date of the Final Prospectus), (iv) September 12, 2020 (a period of 15 months after the date of the Final Prospectus), (v) December 12, 2020 (a period of 18 months after the date of the Final Prospectus), or (vi) March 12, 2021 (a period of 21 months after the date of the Final Prospectus). However, Roth Capital Partners, LLC, may release all or any portion of the shares subject to the lock-up restrictions prior to the expiration of the restricted periods.

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

Future sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock is eligible for sale as are shares of common stock issuable under vested and exercisable stock options. An aggregate of 2,426,025 shares of restricted common stock granted to certain of our employees, including certain of our executive officers, pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) will vest in four equal installments on February 1, 2020, June 14, 2020, December 14, 2020 and June 14, 2021, and we expect our stock-based compensation expense to increase materially in the future from the issuance and vesting of restricted common stock granted pursuant to the 2019 Equity Plan. In addition, an aggregate of 149,957 shares of restricted common stock granted to certain of our employees, including certain of our executive officers and directors pursuant to the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan will, (i) with respect to 64,982 shares of restricted common stock, vest in full on June 14, 2020 and (ii) with respect to 84,975 shares of restricted common stock, vest monthly in equal installments starting one month after the one year anniversary of the vesting commencement date, with one-fourth of the award vesting on the one year anniversary of the vesting commencement date. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate.

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

As of September 30, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially own approximately 57.0% of our common stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. Additionally, these stockholders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. This control may materially adversely affect the market price of our common stock.

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

The Restated Voting Agreement became effective on June 12, 2019, and it will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Yaney’s death. For purposes of the Restated Voting Agreement, a “Deemed Liquidation Event” means (i) the acquisition of us by another entity by means of any transaction or series of related transactions to which we are party other than a transaction or series of transactions in which the holders of our voting securities outstanding immediately prior to such transaction or series of transactions retain, immediately after such transaction or series of transactions, as a result of our shares held by such holders prior to such transaction or series of transactions, a majority of the total voting power represented by our outstanding voting securities or such other surviving or resulting entity; (ii) a sale, lease or other disposition of all or substantially all of our and our subsidiaries’ assets taken as a whole by means of any transaction or series of related transactions, except where such sale, lease or other disposition is to a wholly-owned subsidiary of us; or (iii) any liquidation, dissolution or winding up of us, whether voluntary or involuntary; however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for us or a spin-off or similar divestiture of our product or SaaS business as part of a reorganization of us approved by our board of directors. In addition, the rights and obligations under the Restated Voting Agreement will terminate with respect to shares of capital stock sold by a Designating Party in connection with any arm’s length transaction to a third party that is not a Designating Party, an affiliate of a Designating Party or any other individual or party that has a direct or indirect familial relationship with any Designating Party.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

We issued the following securities that were not initially registered under the Securities Act: On June 12, 2019, we granted to certain of our directors, officers and employees options to purchase an aggregate of 131,905 shares of our common stock pursuant to our 2018 Equity Plan with an exercise price of $10.00 per share. The issuance of the options to purchase shares of our common stock was not registered under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

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

As of September 30, 2019, we have used $1.1 million of the net offering proceeds.

There have been no material changes in the planned use of proceeds from the IPO from that described in the Final Prospectus, other than that we are no longer considering the acquisition of a home décor company and a personal wellnes company described in the Final Prospectus and therefore no proceeds from our IPO will be used for such purpose.

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

10.1*+

Omnibus Limited Consent, Joinder and Amendment No. 4 to Amended and Restated Credit and Security Agreement and Amendment No. 3 to Pledge Agreement, dated as of September 10, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Aussie Health Co, LLC, MidCap Funding IV Trust, as agent, and the Lenders party thereto.

10.2*+

Omnibus Limited Consent, Joinder and Amendment to Venture Loan and Security Agreement, dated as of September 10, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Aussie Health Co, LLC, Horizon Technology Finance Corporation, as collateral agent, Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation, and Horizon Funding Trust 2019-1.

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

MOHAWK GROUP HOLDINGS, INC.

Date: November 5, 2019	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 5, 2019	By:	/s/ Fabrice Hamaide
Fabrice Hamaide
Chief Financial Officer and Director (Principal Accounting and Financial Officer)