Form 10-Q/A
period 2019-06-30
Mohawk Group Holdings, Inc.
filed 2020-03-30
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months and six months ended June 30, 2019, as filed with the U.S. Securities and Exchange Commission on August 1, 2019 (the “Original Filing” and the “Original Filing Date”). Amendment No. 1 includes the correction of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): (1) the condensed consolidated balance sheet as of June 30, 2019 and the condensed consolidated statements of operations, and shareholders' equity and cash flows for the three months and six months ended June 30, 2019 and the condensed consolidated statements of cash flows for the six months ended June 30, 2019; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2019, located in Part I Item 2 of this Form 10-Q/A.

Subsequent to the issuance of the Company's June 30, 2019 condensed consolidated financial statements, management of the Company concluded the recognition method used to recognize stock-based compensation expense for the restricted shares issued under the Company’s 2019 Equity Plan during the six months ended June 30, 2019, as disclosed in Note 7, was inconsistent with the recognition criteria prescribed by Accounting Standards Codification (ASC) 718. In this regard, management concluded that the corresponding stock-based compensation expense associated with these equity awards is required to be recognized in a manner that is reflective of the substance of the awards (i.e., as though the restricted shares are multiple awards with more than one requisite service period commencing at the grant date, with a cumulative charge for services rendered between grant and IPO date), rather than on a straight-line basis.  While management believes the effect of this error is immaterial to the Company’s previously issued Condensed Consolidated Financial Statements, the accompanying Condensed Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended (and related notes hereto) have been restated to correct the previously reported amounts.  See Note 1, Correction of Previously Issued Condensed Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q/A for a detailed discussion of the effect of the correction.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended and for the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Items 1, 2 and 4 of Part I of the Original Filing, in each case, as a result of, and to reflect the correction, as well as conforming changes to Item 1A of Part II.

Part II, Item 6. has been included herein to reflect new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed and furnished herewith, respectively. This Amendment No. 1 speaks as of the Original Filing Date, and does not reflect events that may have occurred subsequent to the Original Filing Date.

No other changes have been made to the Original Filing.

i

ii

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q/A contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q/A include, but are not limited to, statements about:

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

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q/A.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q/A primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Quarterly Report on Form 10-Q/A entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q/A. We cannot assure you that the results, events and circumstances reflected, or that the plans, intentions or expectations disclosed, in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q/A relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q/A to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q/A or to reflect new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2018	June 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$20,029	$39,527
Accounts receivable—net	1,403	4,355
Inventory	30,552	31,369
Prepaid and other current assets	5,418	5,751
Total current assets	57,402	81,002
PROPERTY AND EQUIPMENT—net	268	159
OTHER NON-CURRENT ASSETS	337	135
TOTAL ASSETS	$58,007	$81,296
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$14,451	$18,707
Accounts payable	15,404	13,754
Accrued and other current liabilities	9,708	12,497
Total current liabilities	39,563	44,958
OTHER LIABILITIES	26	12
TERM LOANS	13,049	13,211
Total liabilities	52,638	58,181
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 11,534,190 shares outstanding at December 31, 2018; 500,000,000 shares authorized and 17,625,241 shares outstanding at June 30, 2019	1	2
Additional paid-in capital	76,348	119,348
Accumulated deficit	(71,020)	(96,288)
Accumulated other comprehensive income	40	53
Total stockholders’ equity	5,369	23,115
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,007	$81,296

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
NET REVENUE	$14,588	$30,368	$28,904	$48,213
COST OF GOODS SOLD	10,808	18,608	21,658	29,783
GROSS PROFIT	3,780	11,760	7,246	18,430
OPERATING EXPENSES:
Sales and distribution	8,163	13,709	16,956	22,982
Research and development	897	3,342	2,019	4,505
General and administrative	3,130	10,305	5,336	13,671
TOTAL OPERATING EXPENSES:	12,190	27,356	24,311	41,158
OPERATING LOSS	(8,410)	(15,596)	(17,065)	(22,728)
INTEREST EXPENSE—net	506	1,281	1,063	2,494
OTHER EXPENSE (INCOME)—net	16	(13)	(25)	31
LOSS BEFORE INCOME TAXES	(8,932)	(16,864)	(18,103)	(25,253)
PROVISION FOR INCOME TAXES	3	15	3	15
NET LOSS	$(8,935)	$(16,879)	$(18,106)	$(25,268)
Net loss per share, basic and diluted	$(0.90)	$(1.38)	$(1.95)	$(2.13)
Weighted-average number of shares outstanding, basic and diluted	9,963,851	12,206,747	9,273,735	11,872,326

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
NET LOSS	$(8,935)	$(16,879)	$(18,106)	$(25,268)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	18	(12)	76	13
Other comprehensive income (loss)	18	(12)	76	13
COMPREHENSIVE LOSS	$(8,917)	$(16,891)	$(18,030)	$(25,255)

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—April 1, 2018	8,575,950	$1	$47,557	$(48,368)	$15	$(795)
Net loss	—	—	—	(8,935)	—	(8,935)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)	1,536,602	—	20,989	—	—	20,989
Stock-based compensation	—	—	177	—	—	177
Exercise of stock options	4,465	—	18	—	—	18
Other comprehensive income	—	—	—	—	18	18
BALANCE—June 30, 2018	10,117,017	$1	$68,741	$(57,303)	$33	$11,472

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—April 1, 2019	13,940,808	$1	$77,848	$(79,409)	$65	$(1,495)
Net loss	—	—	—	(16,879)	—	(16,879)
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,627	—	—	29,628
Stock-based compensation	—	—	11,873	—	—	11,873
Exercise of stock options	44	—	—	—	—	—
Other comprehensive income	—	—	—	—	(12)	(12)
BALANCE—June 30, 2019	17,625,241	$2	$119,348	$(96,288)	$53	$23,115

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2018	8,575,950	$1	$47,393	$(39,197)	$(43)	$8,154
Net loss	—	—	—	(18,106)	—	(18,106)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)	1,536,602	—	20,989	—	—	20,989
Stock-based compensation	—	—	341	—	—	341
Exercise of stock options	4,465	—	18	—	—	18
Other comprehensive income	—	—	—	—	76	76
BALANCE—June 30, 2018	10,117,017	$1	$68,741	$(57,303)	$33	$11,472

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(25,268)	—	(25,268)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 7)	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,627	—	—	29,628
Stock-based compensation	—	—	13,373	—	—	13,373
Exercise of stock options	44	—	—	—	—	—
Other comprehensive income	—	—	—	—	13	13
BALANCE—June 30, 2019	17,625,241	$2	$119,348	$(96,288)	$53	$23,115

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2018	2019
OPERATING ACTIVITIES:
Net loss	$(18,106)	$(25,268)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	128	95
Provision for sales returns	5	209
Amortization of deferred financing costs and debt discounts	217	609
Stock-based compensation	341	13,373
Other	81	66
Changes in assets and liabilities:
Accounts receivable	(879)	(2,972)
Inventory	2,076	(817)
Prepaid and other current assets	(1,374)	(1,320)
Accounts payable, accrued and other liabilities	(257)	(264)
Cash used in operating activities	(17,768)	(16,289)
INVESTING ACTIVITIES:
Purchase of fixed assets	(25)	(24)
Proceeds on sale of fixed assets	35	3
Cash provided by (used in) investing activities	10	(21)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	18	—
Proceeds from issuance of Series C preferred stock	23,969	—
Proceeds from Initial Public Offering	—	36,000
Issuance costs of Series C preferred stock	(2,980)	—
Issuance costs from Initial Public offering	—	(5,098)
Borrowings from Mid Cap credit facility	14,065	39,131
Repayments from Mid Cap credit facility	(12,816)	(35,229)
Repayments from Mid Cap term loan	(672)	—
Debt issuance costs from Mid Cap credit facility	(205)	(581)
Debt issuance costs from Horizon term loan	—	(901)
Deferred offering costs	—	—
Insurance financing proceeds	—	3,026
Insurance obligation payments	—	(756)
Capital lease obligation payments	(25)	(28)
Cash provided by financing activities	21,354	35,564
EFFECT OF EXCHANGE RATE ON CASH	2	1
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	3,598	19,255
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,797	20,708
CASH AND RESTRICTED CASH AT END OF PERIOD	$9,395	$39,963
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$8,966	$39,527
RESTRICTED CASH—Prepaid and other assets	250	307
RESTRICTED CASH—Other non-current assets	179	129
TOTAL CASH AND RESTRICTED CASH	$9,395	$39,963
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$791	$1,743
Cash paid for taxes	$3	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred equity fundraising cost not paid	$—	$328
Capital lease	$25	$—

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

Headquartered in New York, Mohawk’s offices can be found in China, Philippines, Israel, Poland, and the United States.

Correction of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's June 30, 2019 condensed consolidated financial statements, management of the Company concluded the recognition method used to recognize stock-based compensation expense for the restricted shares issued under the Company’s 2019 Equity Plan during the six months ended June 30, 2019, as disclosed in Note 7, was inconsistent with the recognition criteria prescribed by Accounting Standards Codification (ASC) 718. In this regard, management concluded that the corresponding stock-based compensation expense associated with these equity awards is required to be recognized in a manner that is reflective of the substance of the awards (i.e., as though the restricted shares are multiple awards with more than one requisite service period commencing at the grant date, with a cumulative charge for services rendered between grant and IPO date), rather than on a straight-line basis. As a result, the amount previously recognized by the Company as stock-based compensation expense for restricted shares during the three and six months ended June 30, 2019 of approximately $1.2 million and $1.2 million, respectively was understated for the three and six months ended June 30, 2019 by approximately $9.2 million and $9.2 million, respectively. While management believes the effect of this error is immaterial to the Company’s previously issued Condensed Consolidated Financial Statements, the accompanying Condensed Consolidated Financial Statements as of June 30, 2019 and for the three and six months ended (and related notes hereto) have been restated to correct the previously reported amounts.

The effect of the correction of this error on the Company’s previously issued Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Comprehensive Loss for the Three and Six Months Ended June 30, 2019 is, as follows (in 000’s):

	Three Months Ended June 30, 2019
	As Previously Reported	Correction	As Restated
NET REVENUE	$30,368	$—	$30,368
COST OF GOODS SOLD	18,608	—	18,608
GROSS PROFIT	11,760	—	11,760
OPERATING EXPENSES:
Sales and distribution	11,828	1,881	13,709
Research and development	1,860	1,482	3,342
General and administrative	4,414	5,891	10,305
TOTAL OPERATING EXPENSES:	18,102	9,254	27,356
OPERATING LOSS	(6,342)	(9,254)	(15,596)
INTEREST EXPENSE—net	1,281	—	1,281
OTHER EXPENSE (INCOME)—net	(13)	—	(13)
LOSS BEFORE INCOME TAXES	(7,610)	(9,254)	(16,864)
PROVISION FOR INCOME TAXES	15	—	15
NET LOSS	$(7,625)	$(9,254)	$(16,879)
Net loss per share, basic and diluted	$(0.62)	$(0.76)	$(1.38)
Comprehensive loss	$(7,637)	$(9,254)	$(16,891)

	Six Months Ended June 30, 2019
	As Previously Reported	Correction	As Restated
NET REVENUE	$48,213	$—	$48,213
COST OF GOODS SOLD	29,783	—	29,783
GROSS PROFIT	18,430	—	18,430
OPERATING EXPENSES:
Sales and distribution	21,101	1,881	22,982
Research and development	3,023	1,482	4,505
General and administrative	7,780	5,891	13,671
TOTAL OPERATING EXPENSES:	31,904	9,254	41,158
OPERATING LOSS	(13,474)	(9,254)	(22,728)
INTEREST EXPENSE—net	2,494	—	2,494
OTHER EXPENSE (INCOME)—net	31	—	31
LOSS BEFORE INCOME TAXES	(15,999)	(9,254)	(25,253)
PROVISION FOR INCOME TAXES	15	—	15
NET LOSS	$(16,014)	$(9,254)	$(25,268)
Net loss per share, basic and diluted	$(1.35)	$(0.78)	$(2.13)
Comprehensive loss	$(16,001)	$(9,254)	$(25,255)

The correction of this error had no effect on the Company’s provision for income taxes due to the Company’s net taxable loss position and full valuation reserve. In addition, the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019, the Condensed Consolidated Statement of Stockholders’ Equity for the three and six months ended June 30, 2019, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2019, and the financial information disclosed in Notes 7 and 8 for the three and six months ended June 30, 2019, have been restated for the corresponding effect of the correction of this error on previously reported amounts as of and for the three and six months ended June 30, 2019.

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

For the three and six months ended June 30, 2019, the Company incurred operating losses of $15.6 million and $22.7 million, respectively.  As of June 30, 2019, the Company had accumulated deficit of $96.3 million, cash on hand of $39.5 million, and total outstanding borrowing from lenders of $31.9 million with a total available capacity on borrowings of $1.1 million.  On June 14, 2019, the Company completed its IPO, raising approximately $29.6 million after deducting legal, underwriting and other offering expenses. As of June 30, 2019, the Company has raised over $102.3 million in equity financing to fund its operations since inception, including the net proceeds from the IPO.

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

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the Company’s audited consolidated financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this document should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on June 13, 2019 (the “Prospectus”).

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

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of June 30, 2019, an aggregate of 2,426,025 shares of restricted common stock were outstanding, with no shares reserved for future issuance. Restricted shares granted under the 2019 Equity Plan shall vest in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the IPO. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company will treat each award in substance as multiple awards as a result of the graded vesting and that there is more than one requisite service period.  Upon prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting.

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

During the six months ended June 30, 2019, the Company granted 2,560,148 restricted shares and 69,141 restricted shares were forfeited. Stock-based compensation expense for restricted shares granted was $10.34 million for the six months ended June 30, 2019. No restricted shares vested during the six months ended June 30, 2019.

The weighted-average grant date fair value of restricted shares granted during the six months ended June 30, 2019 was $19.26. As of June 30, 2019, the total unrecognized compensation expense related to unvested restricted shares was $37.5 million, which the Company expects to recognize over an estimated weighted average period of 2.0 years.

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

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function for the three and six months ended June 30, 2018 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Cost of goods sold	$—	$—	$—	$—
Sales and distribution expenses	2	2,409	6	2,797
Research and development expenses	7	1,872	13	2,032
General and administrative expenses	168	7,592	322	8,544
Total stock-based compensation expense	$177	$11,873	$341	$13,373

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2018	2019
	(in thousands)
Net loss	$(8,935)	$(16,879)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	9,963,851	12,206,747
Net loss per share, basic and diluted	$(0.90)	$(1.38)

	Six Months Ended June 30,
	2018	2019
	(in thousands)
Net loss	$(18,106)	$(25,268)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	9,273,735	11,872,326
Net loss per share, basic and diluted	$(1.95)	$(2.13)

9.	COMMITMENT AND CONTINGENCIES

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and related notes thereto included in Part I, Item 1 of this report and with our audited financial statements and related notes thereto for the year ended December 31, 2018, included in the final prospectus for our initial public offering (“IPO”), dated as of June 12, 2019, and filed with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b)(4) on June 13, 2019 (File No. 333-231381) (the “Final Prospectus”). You should review the sections titled “Special Note Regarding Forward-Looking Statements” for a discussion of forward-looking statements and in Part II, Item 1A, “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q/A for a discussion of factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis and elsewhere in this Quarterly Report on Form 10-Q/A and in the Final Prospectus.

Unless the context otherwise requires, the terms “Mohawk,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q/A refer to Mohawk Group Holdings, Inc. and our consolidated subsidiaries, including Mohawk Group, Inc.

As described in Note 1 to the condensed consolidated financial statements in Item 1 of this form 10-Q/A, the Company restated its financial statements for the three months ended and the six months ended June 30, 2019, for the effect of an immaterial error as disclosed therein. The impact of the correction is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Since our founding in 2014, we have scaled our business in a rapid, capital-efficient manner, having raised $102.3 million of equity capital from inception through June 30, 2019. We have doubled net revenue each year since 2015, resulting in net revenue of $73.3 million in 2018, up 101.0% over 2017, with net losses of $31.8 million and $23.1 million for 2018 and 2017, respectively. For the six months ended June 30, 2019, we increased our net revenue by $19.3 million to $48.2 million from $28.9 million for the six months ended June 30, 2018, with net losses of $25.3 million and $18.1 million for the six months ended June 30, 2019 and June 30, 2018, respectively. We have launched and sold hundreds of SKUs on Amazon and other e-commerce platforms. Through the success of those products, we have grouped them and have incubated four owned and operated brands: hOmelabs, Vremi, Xtava and RIF6. These product categories include home and kitchen appliances, kitchenware, environmental appliances (i.e., dehumidifiers and air conditioners), beauty related products and, to a lesser extent, consumer electronics.

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

Non-GAAP Financial Measures

We believe that our financial statements and the other financial data included in this Quarterly Report on Form 10-Q/A have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the United States (“GAAP”).

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

iii.

Milk or Liquidate: If a product does not enter the sustain phase or achieve profitability at each transaction or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell the remaining inventory. In order to enter the milk phase, we believe that a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. As of the date of the filing of this Quarterly Report on Form 10-Q/A, none of our products have achieved the milk phase.

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

Other Operating and Financial Data:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Direct	$13,130	$29,309	$25,241	$46,371
Wholesale	1,420	662	3,595	912
Managed SaaS	38	397	68	930
Net revenue	$14,588	$30,368	$28,904	$48,213

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
EBITDA (1)	$(8,365)	$(15,543)	$(16,912)	$(22,664)
Adjusted EBITDA (1)	$(8,172)	$(3,683)	$(16,596)	$(9,260)

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Net loss	$(8,935)	$(16,879)	$(18,106)	$(25,268)
Add (deduct)
Provision for income taxes	3	15	3	15
Interest expense, net	506	1,281	1,063	2,494
Depreciation and amortization	61	40	128	95
EBITDA	(8,365)	(15,543)	(16,912)	(22,664)
Other expense (income), net	16	(13)	(25)	31
Stock-based compensation	177	11,873	341	13,373
Adjusted EBITDA	$(8,172)	$(3,683)	$(16,596)	$(9,260)

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

Results of Operations

Comparison of Three Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended June 30, 2018 and 2019, together with the changes in those items in dollars:

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$14,588	$30,368	$15,780	108.2%
Cost of goods sold	10,808	18,608	7,800	72.2
Gross profit	3,780	11,760	7,980	211.1
Sales and distribution expenses	8,163	13,708	5,545	67.9
Research and development expenses	897	3,341	2,444	272.5
General and administrative expenses	3,130	10,307	7,177	229.3
Operating loss	(8,410)	(15,596)	(7,186)	(85.4)
Interest expense, net	506	1,281	775	153.2
Other expense (income), net	16	(13)	(29)	(181.3)
Loss before income taxes	(8,932)	(16,864)	(7,932)	(88.8)
Provision for income taxes	3	15	12	400.0
Net loss	$(8,935)	$(16,879)	$(7,944)	(88.9)%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Three Months Ended June 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	74.1%	61.3%
Gross margin	25.9%	38.7%
Sales and distribution expenses	56.0%	45.1%
Research and development expenses	6.1%	11.0%
General and administrative expenses	21.5%	33.9%
Operating loss	(57.7)%	(51.3)%
Interest expense, net	3.5%	4.2%
Other expense, net	0.1%	0.0%
Loss before income taxes	(61.3)%	(55.5)%
Provision for income taxes	0.0%	0.0%
Net loss	(61.3)%	(55.5)%

Net Revenue

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$13,130	$29,309	$16,179	123.2%
Wholesale	1,420	662	(758)	(53.4)%
Managed SaaS	38	397	359	944.7%
Net revenue	$14,588	$30,368	$15,780	108.2%

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,
	2018	2019
	(in thousands)
Environmental appliances	$6,077	$19,111
Small home appliances	3,882	5,096
Cosmetics, skincare, and heath supplements	2	2,610
Cookware, kitchen tools and gadgets	2,787	1,920
Hair appliances and accessories	927	784
Portable projectors, speakers and headphones	189	54
All others	686	396
Total net product revenue	14,550	29,971
Managed SaaS	38	397
Total net revenue	$14,588	$30,368

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

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$8,163	$13,708	$5,545	67.9%

Sales and distribution expenses increased by $5.5 million from $8.2 million for the three months ended June 30, 2018 to $13.7 million for the three months ended June 30, 2019. E-commerce platform commissions, online advertising and logistics expenses increased to $10.0 million for the three months ended June 30, 2019 from $6.8 million for the three months ended June 30, 2018.  These increases are attributable primarily to the increase in our net revenues. For the three months ended June 30, 2019, our sales and distribution fixed costs remained flat at $1.3 million versus the comparable prior year period. The three months ended June 30, 2019 includes an increase in stock-based compensation expense to $2.4 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 45.1% for the three months ended June 30, 2019 from 56.0% for the three months ended June 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 33.0% for the three months ended June 30, 2019 as compared to 46.8% for three months ended June 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging AIMEE along with our own third party logistic partners instead of fulfilling through e-commerce platform service providers, which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$897	$3,341	$2,444	272.5%

Research and development expenses increased by $2.4 million from $0.9 million for the three months ended June 30, 2018 to $3.3 million for the three months ended June 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $0.6 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation of $1.9 million. The increase in stock compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO.  We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$3,130	$10,307	$7,177	229.3%

General and administrative expenses increased by $7.2 million from $3.1 million for the three months ended June 30, 2018 to $10.3 million for the three months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation of $7.4 million from the issuance of stock options to employees in the fourth quarter of 2018.

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

Comparison of Six Months Ended June 30, 2018 and 2019

The following table summarizes our results of operations for the six months ended June 30, 2018 and 2019, together with the changes in those items in dollars:

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$28,904	$48,213	$19,309	66.8%
Cost of goods sold	21,658	29,783	8,125	37.5
Gross profit	7,246	18,430	11,184	154.3
Sales and distribution expenses	16,956	22,982	6,026	35.5
Research and development expenses	2,019	4,505	2,486	123.1
General and administrative expenses	5,336	13,671	8,335	156.2
Operating loss	(17,065)	(22,728)	(5,663)	(33.2)
Interest expense, net	1,063	2,494	1,431	134.6
Other expense, net	(25)	31	56	224.0
Loss before income taxes	(18,103)	(25,253)	(7,150)	(39.5)
Provision for income taxes	3	15	12	400.0
Net loss	$(18,106)	$(25,268)	$(7,162)	(39.6)%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Six Months Ended June 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	74.9%	61.8%
Gross margin	25.1%	38.2%
Sales and distribution expenses	58.7%	47.7%
Research and development expenses	7.0%	9.3%
General and administrative expenses	18.5%	28.4%
Operating loss	(59.0)%	(47.2)%
Interest expense, net	3.7%	5.2%
Other expense, net	-0.1%	0.1%
Loss before income taxes	(62.6)%	(52.4)%
Provision for income taxes	0.0%	0.0%
Net loss	(62.6)%	(52.4)%

Net Revenue

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$25,241	$46,371	$21,130	83.7%
Wholesale	3,595	912	(2,683)	(74.6)%
Managed SaaS	68	930	862	1,267.6%
Net revenue	$28,904	$48,213	$19,309	66.8%

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,
	2018	2019
	(in thousands)
Environmental appliances	$11,272	$25,674
Small home appliances	7,107	9,326
Cosmetics, skincare, and heath supplements	4	5,777
Cookware, kitchen tools and gadgets	6,509	3,959
Hair appliances and accessories	2,056	1,858
Portable projectors, speakers and headphones	505	130
All others	1,383	559
Total net product revenue	$28,836	$47,283
Managed SaaS	68	930
Total net revenue	$28,904	$48,213

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

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$16,956	$22,982	$6,026	35.5%

Sales and distribution expenses increased by $6.0 million from $17.0 million for the six months ended June 30, 2018 to $23.0 million for the six months ended June 30, 2019.   E-commerce platform commissions, online advertising and logistics expenses increased to $17.5 million for the three months ended June 30, 2019 from $14.3 million for the three months ended June 30, 2018.  This increase is primarily attributable to the increase in our net revenues. For the six months ended June 30, 2019, our sales and distribution fixed costs also increased slightly by $0.1 million to $2.7 million versus the comparable prior year period from the expansion of our sales and distribution headcount and other related expenses in the second half of 2018. The six months ended June 30, 2019 includes an increase in stock-based compensation expense to $2.8 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 47.7% in the six months ended June 30, 2019 from 58.7% in the six months ended June 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 36.3% for the six months ended June 30, 2019 as compared to 49.5% for six months ended June 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging AIMEE along with our own third party logistic partners instead of fulfilling through e-commerce platform service providers, which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$2,019	$4,505	$2,486	123.1%

Research and development expenses increased by $2.5 million from $2.0 million for the six months ended June 30, 2018 to $4.5 million for the six months ended June 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $0.5 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation of $2.0 million. The increase in stock compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO.  We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$5,336	$13,671	$8,335	156.2%

General and administrative expenses increased by $8.3 million from $5.3 million for the six months ended June 30, 2018 to $13.7 million for the six months ended June 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation of $8.2 million from the issuance of stock options to employees in the fourth quarter of 2018.

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

For the three and six months ended June 30, 2019, we incurred operating losses of $15.6 million and $22.7 million, respectively. For the three and six months ended June 30, 2018, we incurred operating losses of  $8.4 million and $17.1 million, respectively. As of June 30, 2019, we had an accumulated deficit of $96.3 million, cash on hand of $39.5 million and total outstanding borrowings from lenders of $31.9 million and total available capacity of $1.1 million.  As of June 30, 2019, we have raised over $102.3 million in equity financing to fund our operations, since inception, including the net proceeds from the IPO.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates disclosed in the Final Prospectus. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by the Original Filing of this Quarterly Report on Form 10-Q/A.

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

In addition, as of December 31, 2018, we have identified another material weakness over the design of controls regarding complex accounting matters, including lack of completeness of the review and inadequate consideration in the application of technical interpretations of generally accepted accounting principles in the United States (“GAAP”).  Specifically, we identified deficiencies in the calculation of recognized and unrecognized stock-based compensation expense and the preparation and review of tools to assist us in evaluating of whether an entity has considered the applicable guidance set forth in the FASB Accounting Standards Codification, and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Notwithstanding the material weaknesses, our management has concluded that the financial statements included elsewhere in this Quarterly Report on Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Quarterly Report on Form 10-Q/A, and in our other public filings. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition or results of operations. In such case, the trading price of our common stock could decline, and you may lose all or part of your original investment. This Quarterly Report on Form 10-Q/A also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below. The risks relating to our business set forth in the Final Prospectus, are set forth below and are unchanged substantively as of June 30, 2019, except for those risks designated by an asterisk (*).

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

*We have previously identified material weaknesses in our internal control over financial reporting. Such material weaknesses may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.

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

In addition, as of December 31, 2018, we have identified another material weakness over the design of controls regarding complex accounting matters, including a lack of completeness of the review and inadequate consideration in the application of technical interpretations of generally accepted accounting principles in the United States (“GAAP”).   Specifically, we identified deficiencies in the calculation of recognized and unrecognized stock-based compensation expense and the preparation and review of tools to assist us in evaluating of whether an entity has considered the applicable guidance set forth in the FASB Accounting Standards Codification, and the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

We experienced losses after tax of $23.1 million and $31.8 million in the years ended December 31, 2017 and 2018, respectively, and losses after tax of $18.1 million and $25.3 million in the six months ended June 30, 2018 and 2019, respectively. We may continue to experience losses before and after tax in the future, and we cannot assure you that we will achieve profitability and may continue to incur significant losses in future periods. We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining and further developing our platform and maintaining and growing our business.

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

We may issue additional securities following the date of this Quarterly Report on Form 10-Q/A. Our amended and restated certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock.

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

Item 3. Defaults Upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Amended and Restated Bylaws of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2	Voting Agreement, dated April 12, 2019, by and between Mohawk Group Holdings, Inc. and Asher Delug.	S-1	333-231381	5/10/2019	10.20

10.3	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of May 13, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1/A	333-231381	5/24/2019	10.22

31.1†	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2†	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.3*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1†	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
+

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†

Previously filed or furnished, as required, with the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2019, filed with the Securities and Exchange Commission on August 1, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK GROUP HOLDINGS, INC.

Date: March 30, 2020	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: March 30, 2020	By:	/s/ Fabrice Hamaide
Fabrice Hamaide
Chief Financial Officer and Director (Principal Accounting and Financial Officer)