Form 10-Q/A
period 2019-09-30
Mohawk Group Holdings, Inc.
filed 2020-03-30
CIK 1757715

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) amends our Quarterly Report on Form 10-Q for the three months and nine months ended September 30, 2019, as filed with the U.S. Securities and Exchange Commission on November 5, 2019 (the “Original Filing” and the “Original Filing Date”). Amendment No. 1 includes the correction of the following previously filed condensed consolidated unaudited financial statements and data (and related disclosures): (1) the Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months and nine months ended September 30, 2019; and (2) our management’s discussion and analysis of financial condition and results of operations as of and for the three and nine months ended September 30, 2019, located in Part I Item 2 of this Form 10-Q/A.

Subsequent to the issuance of the Company's September 30, 2019 condensed consolidated financial statements, management of the Company concluded the recognition method used to recognize stock-based compensation expense for the restricted shares issued under the Company’s 2019 Equity Plan during the nine months ended September 30, 2019, as disclosed in Note 7, was inconsistent with the recognition criteria prescribed by Accounting Standards Codification (ASC) 718. In this regard, management concluded that the corresponding stock-based compensation expense associated with these equity awards is required to be recognized in a manner that is reflective of the substance of the awards (i.e., as though the restricted shares are multiple awards with more than one requisite service period commencing at the grant date, with a cumulative charge for services rendered between grant and IPO date), rather than on a straight-line basis.  While management believes the effect of this error is immaterial to the Company’s previously issued Condensed Consolidated Financial Statements, the accompanying Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended (and related notes hereto) have been restated to correct the previously reported amounts.  See Note 1, Correction of Previously Issued Condensed Consolidated Financial Statements in Part I, Item 1. of this Form 10-Q/A for a detailed discussion of the effect of the correction.

Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended and for the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends Items 1, 2 and 4 of Part I of the Original Filing, in each case, as a result of, and to reflect the correction, as well as conforming changes to Item 1A of Part II.

Part II, Item 6. has been included herein to reflect new certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are filed and furnished herewith, respectively. This Amendment No. 1 speaks as of the Original Filing Date and does not reflect events that may have occurred subsequent to the Original Filing Date.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2018	September 30, 2019
ASSETS
CURRENT ASSETS:
Cash	$20,029	$35,686
Accounts receivable—net	1,403	3,152
Inventory	30,552	25,908
Prepaid and other current assets	5,418	6,736
Total current assets	57,402	71,482
PROPERTY AND EQUIPMENT—net	268	140
GOODWILL AND OTHER INTANGIBLES—net	—	1,071
OTHER NON-CURRENT ASSETS	337	135
TOTAL ASSETS	$58,007	$72,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$14,451	$13,640
Accounts payable	15,404	15,453
Accrued and other current liabilities	9,708	10,880
Total current liabilities	39,563	39,973
OTHER LIABILITIES	26	8
TERM LOANS	13,049	13,339
Total liabilities	52,638	53,320
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 11,534,190 shares outstanding at December 31, 2018; 500,000,000 shares authorized and 17,710,659 shares outstanding at September 30, 2019	1	2
Additional paid-in capital	76,348	130,703
Accumulated deficit	(71,020)	(111,263)
Accumulated other comprehensive income	40	66
Total stockholders’ equity	5,369	19,508
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,007	$72,828

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
NET REVENUE	$24,672	$40,603	$53,576	$88,817
COST OF GOODS SOLD	14,262	23,076	35,919	52,859
GROSS PROFIT	10,410	17,527	17,657	35,958
OPERATING EXPENSES:
Sales and distribution	11,560	18,111	28,516	41,094
Research and development	790	3,226	2,810	7,731
General and administrative	2,767	10,261	8,103	23,932
TOTAL OPERATING EXPENSES:	15,117	31,598	39,429	72,757
OPERATING LOSS	(4,707)	(14,071)	(21,772)	(36,799)
INTEREST EXPENSE—net	439	875	1,503	3,368
OTHER EXPENSE (INCOME)—net	(19)	21	(45)	53
LOSS BEFORE INCOME TAXES	(5,127)	(14,967)	(23,230)	(40,220)
PROVISION FOR INCOME TAXES	—	8	3	23
NET LOSS	$(5,127)	$(14,975)	$(23,233)	$(40,243)
Net loss per share, basic and diluted	$(0.49)	$(0.99)	$(2.40)	$(3.10)
Weighted-average number of shares outstanding, basic and diluted	10,532,926	15,134,422	9,687,078	12,971,641

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
NET LOSS	$(5,127)	$(14,975)	$(23,233)	$(40,243)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(19)	13	57	26
Other comprehensive income (loss)	(19)	13	57	26
COMPREHENSIVE LOSS	$(5,146)	$(14,962)	$(23,176)	$(40,217)

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—July 1, 2018	10,117,017	$1	$68,741	$(57,303)	$33	$11,472
Net loss	—	—	—	(5,127)	—	(5,127)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)		—	(17)	—	—	(17)
Issuance of 1,915,916 shares of series C-1 preferred stock in September 2018 which converted at 0.2564 per share into 491,260 shares of common stock as part of the Merger (see Note 1)	491,260	—	6,417	—	—	6,417
Issuance of common stock as part of the Merger (see Note 1)	897,435	—	—	—	—	—
Issuance of common stock to holders of series B preferred stock for anti-dilution rights as part of the Merger (see Note 1)	28,478	—	—	—	—	—
Stock-based compensation	—	—	141	—	—	141
Other comprehensive loss	—	—	—	—	(19)	(19)
BALANCE—September 30, 2018	11,534,190	$1	$75,282	$(62,430)	$14	$12,867

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—July 1, 2019	17,625,241	$2	$119,348	$(96,288)	$53	$23,115
Net loss	—	—	—	(14,975)	—	(14,975)
Issuance costs from Initial Public Offering		—	(21)	—	—	(21)
Issuance of 84,975 share of restricted common stock in August 2019 (see Note 7)	84,975	—	—	—	—	—
Stock-based compensation	—	—	11,374	—	—	11,374
Exercise of stock options	443	—	2	—	—	2
Other comprehensive income	—	—	—	—	13	13
BALANCE—September 30, 2019	17,710,659	$2	$130,703	$(111,263)	$66	$19,508

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2018	8,575,950	$1	$47,393	$(39,197)	$(43)	$8,154
Net loss	—	—	—	(23,233)	—	(23,233)
Issuance of 5,992,750 shares of series C preferred stock in April 2018 which converted at 0.2564 per share into 1,536,602 shares of common stock as part of the Merger (see Note 1)	1,536,602	—	20,972	—	—	20,972
Issuance of 1,915,916 shares of series C-1 preferred stock in September 2018 which converted at 0.2564 per share into 491,260 shares of common stock as part of the Merger (see Note 1)	491,260	—	6,417	—	—	6,417
Issuance of common stock as part of the Merger (see Note 1)	897,435	—	—	—	—	—
Issuance of common stock to holders of series B preferred stock for anti-dilution rights as part of the Merger (see Note 1)	28,478	—	—	—	—	—
Stock-based compensation	—	—	482	—	—	482
Exercise of stock options	4,465	—	18	—	—	18
Other comprehensive income	—	—	—	—	57	57
BALANCE—September 30, 2018	11,534,190	$1	$75,282	$(62,430)	$14	$12,867

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(40,243)	—	(40,243)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 7)	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,606	—	—	29,607
Issuance of 84,975 share of restricted common stock in August 2019 (see Note 7)	84,975	—	—	—	—	—
Stock-based compensation	—	—	24,747	—	—	24,747
Exercise of stock options	487	—	2	—	—	2
Other comprehensive income	—	—	—	—	26	26
BALANCE—September 30, 2019	17,710,659	$2	$130,703	$(111,263)	$66	$19,508

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2018	2019
OPERATING ACTIVITIES:
Net loss	$(23,233)	$(40,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	188	136
Provision for sales returns	128	236
Amortization of deferred financing costs and debt discounts	337	914
Stock-based compensation	482	24,747
Other	62	101
Changes in assets and liabilities:
Accounts receivable	48	(1,784)
Inventory	(515)	4,944
Prepaid and other current assets	(2,757)	(2,307)
Accounts payable, accrued and other liabilities	5,731	110
Cash used in operating activities	(19,529)	(13,146)
INVESTING ACTIVITIES:
Purchase of fixed assets	(25)	(48)
Purchase of Aussie Health Co. assets	—	(1,105)
Proceeds on sale of fixed assets	35	6
Cash provided by (used in) investing activities	10	(1,147)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	—	2
Proceeds from issuance of Series C preferred stock - converted to common stock	23,061	—
Proceeds from issuance of Series C-1 preferred stock - converted to common stock	8,364	—
Proceeds from Initial Public Offering	—	36,000
Proceeds received from exercise of stock options	18	—
Issuance costs of Series C preferred stock - converted to common stock	(3,000)	—
Issuance costs of Series C-1 preferred stock - converted to common stock	(1,036)	—
Issuance costs from initial public offering	—	(5,446)
Borrowings from Mid Cap credit facility	37,048	69,740
Repayments from Mid Cap credit facility	(32,519)	(71,082)
Repayments from Mid Cap term loan	(1,344)	—
Debt issuance costs from Mid Cap credit facility	(369)	(581)
Debt issuance costs from Horizon term loan	—	(900)
Deferred offering costs	(17)	—
Insurance financing proceeds	—	3,833
Insurance obligation payments	—	(1,818)
Capital lease financing proceeds	20	—
Capital lease obligation payments	(40)	(42)
Cash provided by financing activities	30,186	29,706
EFFECT OF EXCHANGE RATE ON CASH	—	1
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	10,667	15,414
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	5,797	20,708
CASH AND RESTRICTED CASH AT END OF PERIOD	$16,464	$36,122
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$15,785	$35,686
RESTRICTED CASH—Prepaid and other assets	550	307
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$16,464	$36,122
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,112	$2,467
Cash paid for taxes	$3	$15
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital lease	$25	$—
Note payable on acquisition		$195

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

Headquartered in New York, Mohawk’s offices can be found in China, Philippines, Israel, Poland, and the United States.

Correction of Previously Issued Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company's September 30, 2019 condensed consolidated financial statements, management of the Company concluded the recognition method used to recognize stock-based compensation expense for the restricted shares issued under the Company’s 2019 Equity Plan during the nine months ended September 30, 2019, as disclosed in Note 7, was inconsistent with the recognition criteria prescribed by Accounting Standards Codification (ASC) 718. In this regard, management concluded that the corresponding stock-based compensation expense associated with these equity awards is required to be recognized in a manner that is reflective of the substance of the awards (i.e., as though the restricted shares are multiple awards with more than one requisite service period commencing at the grant date, with a cumulative charge for services rendered between grant and IPO date), rather than on a straight-line basis. As a result, the amount previously recognized by the Company as stock-based compensation expense for restricted shares during the three and nine months ended September 30, 2019 of approximately $5.9 million and $7.1 million, respectively was understated for the three and nine months ended September 30, 2019 by approximately $3.7 million and $12.9 million, respectively.  While management believes the effect of this error is immaterial to the Company’s previously issued Condensed Consolidated Financial Statements, the accompanying Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine months ended (and related notes hereto) have been restated to correct the previously reported amounts.

The effect of the correction of this error on the Company’s previously issued Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Comprehensive Loss for the Three and Nine Months Ended September 30, 2019 is, as follows (in 000’s):

	Three Months Ended September 30, 2019
	As Previously Reported	Correction	As Restated
NET REVENUE	$40,603	$—	$40,603
COST OF GOODS SOLD	23,076	—	23,076
GROSS PROFIT	17,527	—	17,527
OPERATING EXPENSES:
Sales and distribution	17,307	804	18,111
Research and development	2,634	592	3,226
General and administrative	7,999	2,262	10,261
TOTAL OPERATING EXPENSES:	27,940	3,658	31,598
OPERATING LOSS	(10,413)	(3,658)	(14,071)
INTEREST EXPENSE—net	875	—	875
OTHER EXPENSE (INCOME)—net	21	0	21
LOSS BEFORE INCOME TAXES	(11,309)	(3,658)	(14,967)
PROVISION FOR INCOME TAXES	8	—	8
NET LOSS	$(11,317)	$(3,658)	$(14,975)
Net loss per share, basic and diluted	$(0.75)	$(0.24)	$(0.99)
Comprehensive loss	$(11,304)	$(3,658)	$(14,962)

	Nine Months Ended September 30, 2019
	As Previously Reported	Correction	As Restated
NET REVENUE	$88,817	$—	$88,817
COST OF GOODS SOLD	52,859	—	52,859
GROSS PROFIT	35,958	—	35,958
OPERATING EXPENSES:
Sales and distribution	38,409	2,685	41,094
Research and development	5,657	2,074	7,731
General and administrative	15,779	8,153	23,932
TOTAL OPERATING EXPENSES:	59,845	12,912	72,757
OPERATING LOSS	(23,887)	(12,912)	(36,799)
INTEREST EXPENSE—net	3,368	—	3,368
OTHER EXPENSE (INCOME)—net	53	—	53
LOSS BEFORE INCOME TAXES	(27,308)	(12,912)	(40,220)
PROVISION FOR INCOME TAXES	23	—	23
NET LOSS	$(27,331)	$(12,912)	$(40,243)
Net loss per share, basic and diluted	$(2.11)	$(0.99)	$(3.10)
Comprehensive loss	$(27,305)	$(12,912)	$(40,217)

The correction of this error had no effect on the Company’s provision for income taxes due to the Company’s net taxable loss position and full valuation reserve. In addition, the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019, the Condensed Consolidated Statement of Stockholders’ Equity for the three and nine months ended September 30, 2019, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019, and the financial information disclosed in Notes 7 and 8 for the three and nine months ended September 30, 2019, have been restated for the corresponding effect of the correction of this error on previously reported amounts as of and for the three and nine months ended September 30, 2019.

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

For the three and nine months ended September 30, 2019, the Company incurred operating losses of $14.1 million and $36.8 million, respectively.  As of September 30, 2019, the Company had accumulated deficit of $111.3 million, cash on hand of $35.7 million, and total outstanding borrowing from lenders of $27.0 million with a total available capacity on borrowings of $0.8 million.  On June 14, 2019, the Company completed its IPO, receiving net proceeds of approximately $29.6 million after deducting legal, underwriting and other offering expenses. As of September 30, 2019, the Company has raised over $102.3 million in equity financing to fund its operations since inception, including the net proceeds from the IPO.

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

The condensed consolidated balance sheet as of December 31, 2018 included herein was derived from the Company’s audited consolidated financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this

Quarterly Report on Form 10-Q/A should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2018, included in the Company’s final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended (the “Securities Act”), on June 13, 2019 (the “Prospectus”).

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

Stock-based compensation expense for restricted shares granted was $9.8 million and $20.3 million for the three and nine months ended September 30, 2019, respectively. No restricted shares vested during the nine months ended September 30, 2019.

The weighted-average grant date fair value of restricted shares granted during the nine months ended September 30, 2019 was $18.89 As of September 30, 2019, the total unrecognized compensation expense related to unvested restricted shares was $28.4 million , which the Company expects to recognize over an estimated weighted-average period of 1.06 years.

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

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function for the three and nine months ended September 30, 2018 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Sales and distribution expenses	5	2,421	11	5,218
Research and development expenses	8	1,920	21	3,952
General and administrative expenses	128	7,033	450	15,577
Total stock-based compensation expense	$141	$11,374	$482	$24,747

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2018	2019
	(in thousands)
Net loss	$(5,127)	$(14,975)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	10,532,926	15,134,422
Net loss per share, basic and diluted	$(0.49)	$(0.99)

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Net loss	$(23,233)	$(40,243)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	9,687,078	12,971,641
Net loss per share, basic and diluted	$(2.40)	$(3.10)

9.	COMMITMENTS AND CONTINGENCIES

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

	Three months ended September 30,	Three Months Ended September 30,	Nine months ended September 30,	Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Net revenue as reported	$24,672	$40,603	$53,576	$88,817
Aussie Health net revenue	$485	$1,350	$512	$1,759
Net revenue pro forma	$25,157	$41,953	$54,088	$90,576

Operating loss as reported	$(4,707)	$(14,071)	$(21,772)	$(36,799)
Aussie Health operating income	$90	$243	$85	$310
Operating loss pro forma	$(4,617)	$(13,828)	$(21,687)	$(36,489)

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

As described in Note 1 to the condensed consolidated financial statements in Item 1 of this form 10-Q/A, the Company corrected its financial statements for the three months ended and the nine months ended September 30, 2019 for the effect of an immaterial error as disclosed therein..  The impact of the correction is reflected in Management’s Discussion and Analysis of Financial Condition and Results of Operations below.

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

Since our founding in 2014, we have scaled our business in a rapid, capital-efficient manner, having raised $102.3 million of equity capital from inception through September 30, 2019. We have grown our net revenue each year since 2015, resulting in net revenue of $73.3 million in 2018, up 101.0% over 2017, with net losses of $31.8 million and $23.1 million for 2018 and 2017, respectively. For the three months ended September 30, 2019, we increased our net revenue by $15.9 million to $40.6 million from $24.7 million for the three months ended September 30, 2018, with net losses of $15.0 million and $5.1 million for the three months ended September 30, 2019 and September 30, 2018, respectively. For the nine months ended September 30, 2019, we increased our net revenue by $35.2 million to $88.8 million from $53.6 million for the nine months ended September 30, 2018, with net losses of $40.2 million and $23.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

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

Other Operating and Financial Data:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Direct	$24,420	$40,026	$49,662	$86,398
Wholesale	136	259	3,730	1,171
Managed SaaS	116	318	184	1,248
Net revenue	$24,672	$40,603	$53,576	$88,817

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Contribution margin (1)	$265	$3,230	$(6,807)	$4,172
Contribution margin as a percentage of net revenue (1)	1.1%	8.0%	(12.7)%	4.7%
EBITDA (1)	$(4,628)	$(14,051)	$(21,539)	$(36,716)
Adjusted EBITDA (1)	$(4,506)	$(2,656)	$(21,102)	$(11,916)
Adjusted EBITDA as a percentage of net revenue (1)	(18.3)%	(6.5)%	(39.4)%	(13.4)%

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

The following table provides a reconciliation of Contribution margin to operating loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Operating loss	$(4,707)	$(14,071)	$(21,772)	$(36,799)
Add (deduct)
General and administrative expenses	2,767	10,261	8,103	23,932
Research and development expenses	790	3,226	2,810	7,731
Sales and distribution fixed expenses, including stock-based compensation expense	1,415	3,814	4,052	9,308
Contribution margin	$265	$3,230	$(6,807)	$4,172
Contribution margin as a percentage of net revenue	1.1%	8.0%	(12.7)%	4.7%

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
Net loss	$(5,127)	$(14,975)	$(23,233)	$(40,243)
Add (deduct)
Provision for income taxes	—	8	3	23
Interest expense, net	439	875	1,503	3,368
Depreciation and amortization	60	41	188	136
EBITDA	(4,628)	(14,051)	(21,539)	(36,716)
Other expense (income), net	(19)	21	(45)	53
Stock-based compensation expense	141	11,374	482	24,747
Adjusted EBITDA	$(4,506)	$(2,656)	$(21,102)	$(11,916)
Adjusted EBITDA as a percentage of net revenue	(18.3)%	(6.5)%	(39.4)%	(13.4)%

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the three months ended September 30, 2018 and 2019, together with the changes in those items in dollars:

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$24,672	$40,603	$15,931	64.6%
Cost of goods sold	14,262	23,076	8,814	61.8
Gross profit	10,410	17,527	7,117	68.4
Sales and distribution expenses	11,560	18,111	6,551	56.7
Research and development expenses	790	3,226	2,436	308.4
General and administrative expenses	2,767	10,261	7,494	270.8
Operating loss	(4,707)	(14,071)	(9,364)	(198.9)
Interest expense, net	439	875	436	99.3
Other expense (income), net	(19)	21	40	210.5
Loss before income taxes	(5,127)	(14,967)	(9,840)	(191.9)
Provision for income taxes	—	8	8	n/a
Net loss	$(5,127)	$(14,975)	$(9,848)	(192.1)%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Three Months Ended September 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	57.8%	56.8%
Gross margin	42.2%	43.2%
Sales and distribution expenses	46.9%	44.6%
Research and development expenses	3.2%	7.9%
General and administrative expenses	11.2%	25.3%
Operating loss	(19.1)%	(34.6)%
Interest expense, net	1.8%	2.2%
Other expense, net	(0.1)%	0.1%
Loss before income taxes	(20.8)%	(36.9)%
Provision for income taxes	0.0%	0.0%
Net loss	(20.8)%	(36.9)%

Net Revenue

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$24,420	$40,026	$15,606	63.9%
Wholesale	136	259	123	90.4%
Managed SaaS	116	318	202	174.1%
Net revenue	$24,672	$40,603	$15,931	64.6%

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,
	2018	2019
	(in thousands)
Environmental appliances	$16,329	$27,083
Small home appliances	3,669	8,100
Cosmetics, skincare and heath supplements	80	2,569
Cookware, kitchen tools and gadgets	2,954	1,320
Hair appliances and accessories	935	732
Portable projectors, speakers and headphones	62	30
All others	527	451
Total net product revenue	24,556	40,285
Managed SaaS	116	318
Total net revenue	$24,672	$40,603

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

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$11,560	$18,111	$6,551	56.7%

Sales and distribution expenses increased by $6.6 million from $11.6 million for the three months ended September 30, 2018 to $18.1 million for the three months ended September 30, 2019. E-commerce platform commissions, online advertising and logistics expenses increased to $14.3 million for the three months ended September 30, 2019 from $10.1 million for the three months ended September 30, 2018.  These increases are attributable primarily to the increase in our net revenue. For the three months ended September 30, 2019, our sales and distribution fixed costs remained flat at $1.4 million versus the comparable prior year period. The three months ended September 30, 2019 includes an increase in stock-based compensation expense to $2.4 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Equity Plan”) and grants of restricted stock awards pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”), which we began to expense as of the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 44.6% for the three months ended September 30, 2019 from 46.9% for the three months ended September 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 35.2% for the three months ended September 30, 2019 as compared to 41.1% for the three months ended September 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging our direct fulfillment platform (i.e., FBM) instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$790	$3,226	$2,436	308.4%

Research and development expenses increased by $2.4 million from $0.8 million for the three months ended September 30, 2018 to $3.2 million for the three months ended September 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $0.5 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation expense of $1.9 million. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO. We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$2,767	$10,261	$7,494	270.8%

General and administrative expenses increased by $7.5 million from $2.8 million for the three months ended September 30, 2018 to $10.3 million for the three months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation expense of $6.9 million from the issuance of stock options to employees in the fourth quarter of 2018 and the increase of directors and officers insurance of $0.7 million which commenced as of the closing date of our IPO.  The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

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

Comparison of the Nine Months Ended September 30, 2018 and 2019

The following table summarizes our results of operations for the nine months ended September 30, 2018 and 2019, together with the changes in those items in dollars:

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$53,576	$88,817	$35,241	65.8%
Cost of goods sold	35,919	52,859	16,940	47.2
Gross profit	17,657	35,958	18,301	103.6
Sales and distribution expenses	28,516	41,094	12,578	44.1
Research and development expenses	2,810	7,731	4,921	175.1
General and administrative expenses	8,103	23,932	15,829	195.3
Operating loss	(21,772)	(36,799)	(15,027)	(69.0)
Interest expense, net	1,503	3,368	1,865	124.1
Other expense, net	(45)	53	98	217.8
Loss before income taxes	(23,230)	(40,220)	(16,990)	(73.1)
Provision for income taxes	3	23	20	666.7
Net loss	$(23,233)	$(40,243)	$(17,010)	(73.2)%

The following table sets forth the components of our results of operations as a percentage of revenue:

	Nine Months Ended September 30,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	67.0%	59.5%
Gross margin	33.0%	40.5%
Sales and distribution expenses	53.2%	46.3%
Research and development expenses	5.2%	8.7%
General and administrative expenses	15.1%	26.9%
Operating loss	(40.6)%	(41.5)%
Interest expense, net	2.8%	3.8%
Other expense, net	(0.1)%	0.1%
Loss before income taxes	(43.4)%	(45.3)%
Provision for income taxes	0.0%	0.0%
Net loss	(43.4)%	(45.3)%

Net Revenue

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$49,662	$86,398	$36,736	74.0%
Wholesale	3,730	1,171	(2,559)	(68.6)%
Managed SaaS	184	1,248	1,064	578.3%
Net revenue	$53,576	$88,817	$35,241	65.8%

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,
	2018	2019
	(in thousands)
Environmental appliances	$27,601	$52,757
Small home appliances	10,776	17,426
Cosmetics, skincare and heath supplements	84	8,346
Cookware, kitchen tools and gadgets	9,463	5,279
Hair appliances and accessories	2,991	2,590
Portable projectors, speakers and headphones	567	160
All others	1,910	1,011
Total net product revenue	$53,392	$87,569
Managed SaaS	184	1,248
Total net revenue	$53,576	$88,817

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

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$28,516	$41,094	$12,578	44.1%

Sales and distribution expenses increased by $12.6 million from $28.5 million for the nine months ended September 30, 2018 to $41.1 million for the nine months ended September 30, 2019. E-commerce platform commissions, online advertising and logistics expenses increased to $31.8 million for the nine months ended September 30, 2019 from $24.5 million for the nine months ended September 30, 2018. This increase is primarily attributable to the increase in our net revenue. For the nine months ended September 30, 2019, our sales and distribution fixed costs remained flat at $4.1 million versus the comparable prior year period. The nine months ended September 30, 2019 includes an increase in stock-based compensation expense to $5.2 million from $0.0 million in the comparable prior year period from stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 46.3% in the nine months ended September 30, 2019 from 53.2% in the nine months ended September 30, 2018. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 35.8% for the nine months ended September 30, 2019 as compared to 45.7% for the nine months ended September 30, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves leveraging our direct fulfillment platform (i.e. FBM) instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$2,810	$7,731	$4,921	175.1%

Research and development expenses increased by $4.9 million from $2.8 million for the nine months ended September 30, 2018 to $7.7 million for the nine months ended September 30, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $1.0 million as we continue to increase the number of developers used as part of our development work of AIMEE and stock-based compensation expense of $3.9 million. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan to technology development employees, which we began to expense as of the closing date of our IPO. We expect our total research and development expenses to increase over time.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$8,103	$23,932	$15,829	195.3%

General and administrative expenses increased by $15.8 million from $8.1 million for the nine months ended September 30, 2018 to $23.9 million for the nine months ended September 30, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation expense of $15.1 million from the issuance of stock options and the increase of directors and officers insurance of $1.0 million which commenced as of the closing date of our IPO, offset by $0.3 million in savings from professional fees and other support costs. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Equity Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

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

For the three and nine months ended September 30, 2019, we incurred operating losses of $14.1 million  and $36.8 million, respectively. For the three and nine months ended September 30, 2018, we incurred operating losses of  $4.7 million and $21.8 million, respectively. As of September 30, 2019, we had an accumulated deficit of $111.3 million, cash on hand of $35.7 million  and total outstanding borrowings from lenders of $15.1 million and total available capacity of $0.8 million.  As of September 30, 2019, we have raised over $102.3 million in equity financing to fund our operations, since inception, including the net proceeds from the IPO.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by the Original Filing of this Quarterly Report on Form 10-Q/A.

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

We experienced losses after tax of $23.1 million and $31.8 million in the years ended December 31, 2017 and 2018, respectively, and losses after tax of $23.2 million and $40.2 million in the nine months ended September 30, 2018 and 2019, respectively. We may continue to experience losses before and after tax in the future, and we cannot assure you that we will achieve profitability and may continue to incur significant losses in future periods. We cannot assure you that we will generate sufficient revenue to offset the cost of maintaining and further developing our platform and maintaining and growing our business.

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

There have been no material changes in the planned use of proceeds from the IPO from that described in the Final Prospectus, other than that we are no longer considering the acquisition of a home décor company and a personal wellness company described in the Final Prospectus and therefore no proceeds from our IPO will be used for such purpose.

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

10.1†+

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

10.2†+

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

†

Previously filed or furnished, as required, with the Company’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2019, filed with the Securities and Exchange Commission on November 11, 2019.

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