Form 10-K
period 2019-12-31
Mohawk Group Holdings, Inc.
filed 2020-03-30
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38937

Mohawk Group Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	83-1739858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

37 East 18th Street, 7th Floor

New York, NY 10003

(Address of principal executive offices and zip code)

(347) 676-1681

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	MWK	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 28, 2019 (the last trading day of the registrant’s second fiscal quarter of 2019), was approximately $63.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 25, 2020 was 17,696,169.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. Such definitive proxy statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year-ended December 31, 2019.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve and grow profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies;
•	our ability to effectively manage our growth and future expenses;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Mohawk e-Commerce Engine) software platform;
•	our ability to successfully launch new products, including our ability to successfully manage supply chain risks;
•	the potential impact to our business, revenues, and financial condition, including our supply chain and our operations due to the coronavirus disease 2019 (or COVID-19) global pandemic;
•	our ability to identify, complete, and integrate merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our estimated total addressable market;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report.

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Annual Report entitled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected, or that the plans, intentions or expectations disclosed, in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those expressed or implied by the forward-looking statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements except as required by law.

PART I

Item 1. Business.

Overview

Mohawk Group Holdings, Inc. and subsidiaries (“Mohawk”, the “Company”, “we”, “us”, and “our”) is a rapidly growing technology-enabled consumer products company (“CPG”). Mohawk was founded on the premise that if a CPG company was founded today, it would apply artificial intelligence (“A.I.”) and machine learning, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics.

We have launched and sold hundreds of SKUs on Amazon and other e-commerce platforms. Through the success of a number of those products, we have grouped them and have incubated four owned and operated brands: hOmeLabs, Vremi, Xtava and RIF6. These product categories include home and kitchen appliances, kitchenware, environmental appliances (i.e., dehumidifiers and air conditioners), beauty related products and, to a lesser extent, consumer electronics.

hOmeLabs Ice Maker	Vremi Kitchen Set	Xtava Infrared Hair Straightener	hOmeLabs Dehumidifier

We believe we are reinventing how to rapidly and successfully identify new product and market opportunities and to launch, autonomously market and sell products in the rapidly growing global e-commerce market by leveraging our proprietary software technology platform, known as AIMEE. AIMEE combines large quantities of data, A.I., machine learning and other automation algorithms, at scale, to allow rapid opportunity identification and automated online sales and marketing of consumer products.

AIMEE sources data from various e-commerce platforms, the internet and publicly available data, allowing it to estimate and determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. AIMEE is also connected, through application program interfaces (“APIs”), to multiple e-commerce platforms. This allows us to automate the purchase of marketing and to automate pricing changes on product listings.

We generate revenue primarily through the online sales of our various digital native consumer products and substantially all of our sales are made through the Amazon U.S. marketplace. AIMEE is integrated with marketplaces in the U.S., primarily Amazon and Walmart, among others, and other platforms like Shopify. We intend to launch products in the future, managed by AIMEE, on marketplaces outside the U.S. In 2018, predominantly through pilot programs, we began offering third party brands access to AIMEE through our managed software as a service (“SaaS”) business.

See the sections contained within this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” for further information.

Our History and Corporate Information

We were incorporated in Delaware under the name Mohawk Group Holdings, Inc. in March 2018. We have a single direct operating subsidiary, Mohawk Group, Inc., a Delaware corporation (“Mohawk Opco”), which was incorporated in Delaware in April 2014. As of December 31, 2019, we have multiple operating subsidiaries located in the United States, Canada, Ireland and China and conduct various aspects of our business in a number of other geographic locations including Philippines, Israel, Poland, France and Ukraine.

On September 4, 2018, pursuant to an Agreement and Plan of Merger and Reorganization among Mohawk Opco, MGH Merger Sub, Inc. and Mohawk Group Holdings, Inc., as amended by Amendment No. 1 dated as of April 1, 2018 (the “Merger Agreement”), MGH Merger Sub, Inc. merged with and into Mohawk Opco, with Mohawk Opco remaining as the surviving entity and becoming a wholly-

owned operating subsidiary of our Company (the “Merger”). The Merger was effective as of September 4, 2018 upon the filing of a Certificate of Merger with the Secretary of State of the State of Delaware (the “Effective Time”). Pursuant to the Merger, we acquired the business of Mohawk Opco, a rapidly growing technology-enabled consumer products company.

The Merger was a reverse recapitalization for financial reporting purposes. Before the Merger, we had no operations, no cash and no debt. No stockholder obtained control of our Company as a result of the Merger. Mohawk Opco stockholders obtained 92% of our voting interests and continued to control our Company after the Merger. As a result, no step-up in basis was recorded and the net assets of Mohawk Opco are stated at historical cost. The Merger was intended to be treated as a reorganization under Section 368(a) of the Internal Revenue Code of 1986, as amended.

The Merger is reflected in the financial statements and financial disclosures as if the Merger was effective as of the earliest period presented. Operations prior to the Merger are the historical operations of Mohawk Opco.

Our principal executive offices are located at 37 East 18th Street, 7th Floor, New York, NY 10003, and our telephone number is (347) 676-1681. Our website address is www.mohawkgp.com. We do not incorporate the information on, or accessible through, our website into this Annual Report, and you should not consider any information on, or accessible through, our website as part of this Annual Report. We have included our website address in this Annual Report on Form 10-K solely as an inactive textual reference.

Our Platform

AIMEE, our proprietary technology platform, allows us to identify product and market opportunities and to execute and manage online marketing strategies. In addition, AIMEE’s innovative data analytics platform provides real-time inventory visibility allowing us to automate and manage the life-cycle of our consumer product portfolio.

Using data and analysis provided by AIMEE, we determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. We contract manufacturers, through purchase orders, predominately in China, to manufacture our consumer products. We have employees in China that perform sourcing, product testing, manufacturer qualification, quality assurance and control and purchasing, among other things. We take ownership and import these goods from China through various transportation methods via third party transporters. We use a combination of Amazon warehouses, other third-party warehouses and logistics partners to fulfill direct-to-consumer orders through agreements or terms of services. Our scalable fulfillment services are integrated with AIMEE and are Amazon Prime Certified. We believe we can deliver products within two days of order through ground shipment across 95% of the U.S. market. In the fourth quarter of 2019, we began expanding our third-party warehouse network to add fulfillment by merchant (“FBM”) One Day Prime delivery. We believe this expansion will cover approximately 90% of the U.S. market shortly after the end of the first quarter of 2020.  We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers, as the average last mile shipping zones will decrease due to our increased reach. Our sales, marketing and fulfillment are substantially integrated into AIMEE, which allows us to automate price, media buying, search engine optimization and shipping.

AIMEE is being developed to be product agnostic and we believe it can help us identify opportunities in most product categories and its other lifecycle capabilities can be applied to most consumer products. To date, we have primarily focused more towards products that require limited research and development, where small but meaningful data-driven adjustments to the product can be leveraged to address customer needs. We aggressively market our products at launch to capture highly visible virtual shelf space. We believe that our marketing strategies, when combined with social proof for our product, can create longer term revenue streams for our business that will require limited human touch as AIMEE’s functionality continues to be developed to autonomously optimize certain proprietary online marketing strategies for the product. Our large and growing data set provides the foundation for proprietary algorithms that AIMEE is being developed to execute throughout our business, including algorithms that predict purchase behavior, forecast demand and optimize inventory. We believe that in the long term, technology will play a key factor in creating and sustaining our advantage in the mass market CPG industry. With the commoditization of product manufacturing and brand advertising, efficiency of supply chain through technology will be a significant differentiator. CPG companies that can harness large amounts of data and apply analytics, automation and machine learning to better understand consumer needs, automate marketing processes and reduce fixed costs will prevail.

AIMEE’s functionality is comprised of three modules that are in various stages of development and that operate today in combination with human judgment and oversight:

Market Research. AIMEE’s idea generator functionality quickly analyzes and filters millions of shopping-related data points to identify product opportunities, including relevant product specifications, based on consumer sentiment, product trends and attributes and competitive landscape analysis, among other things.

Financial Planning & Analysis. AIMEE’s financial planning and analysis functionality is being developed to perform product cash flow projections at the individual product level to provide visibility into the product pipeline and to compare projections against real-time results.

Automated Marketing Strategy Execution. AIMEE’s algorithms select and execute online marketplace trading strategies to optimize product sales and contribution margin. These algorithms, for a significant number of our products, run at intervals of approximately one minute to one hour, price, media buying, product listing health, SEO and inventory levels. AIMEE’s architecture continues to be developed to learn new skills and to execute complex tactics and strategies.

We continue to develop AIMEE’s capabilities, including with respect to forecasting, inventory management, online marketing and other aspects, which today involve human judgment and oversight. We believe that AIMEE can be applied to other non-competing products and have launched pilot programs for our managed SaaS business with third-party brands.

Our Business Model

Mass market consumers have access to increasingly more data and select products based on their analysis of value and price as opposed to relying primarily on brand equity. In light of this, we believe that the model followed by CPG brands in the past, leveraging TV, magazine and other advertising campaigns to make consumers feel comfortable with their purchase through non-measurable claims of quality, will become obsolete. Thanks to the technologies powering retail today, consumers can make purchasing decisions based on a combination of other customer ratings (which we believe provide measurable claims of quality), price, feature comparison and other factors.

Our mission is to create brands that deliver to our customers superior products than the incumbents by infusing technology throughout the entire value chain. We believe that this makes it possible for us to launch evergreen products with features that customers have indicated are the most important to them and with profitable unit economics. With scale, we gain purchasing power both at the product level and at the overall fulfillment level, which improves our operating results.

We believe in continuously automating and optimizing every aspect of our business through technology so that our overhead remains modest in relation to the number of products we create and manage. AIMEE allows us to track unit economics, which we believe, combined with the automation of our fixed costs, will allow us to disrupt and scale the business model of CPG.

Our product lifecycle can be summarized as follows:

1.

We use AIMEE to analyze shopping-related data points, assist in performing product cash flow projections at the product level and to detect product opportunities in e-commerce markets on which we sell, primarily the US Amazon marketplace.

2.

We contract manufacture products under our owned and operated brands based on the data analyzed by AIMEE and aim to commercially launch such products within six to eight months after an idea has been identified.

3.	Each of our products then typically goes through the Launch phase and depending on its level of success is moved to one of the other phases as further described below:
i.

Launch phase: During this phase, we leverage our technology to target opportunities identified using AIMEE. During this period of time, and due to the combination of discounts and investment in marketing, our net margin for a product could be as low as approximately negative 35%. Net margin is calculated by taking net revenue less cost of goods sold, less fulfillment, online advertising and selling expenses. These costs primarily reflect the estimated variable costs related to the sale of a product.
ii.

Sustain phase: Our goal is for every product we launch to enter the sustain phase and become profitable, with a target average of positive 10% net margin, within three months of launch on average. Net margin reflects a combination of manual and automated adjustments in price and marketing spend. Over time, our products benefit from economies of scale stemming from purchasing power both with manufacturers and with fulfillment providers.

iii.

Milk phase or Liquidate phase: If a product does not enter the sustain phase or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell the remaining inventory. In order to enter the milk phase, we believe that a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. As of the date of this Annual Report on Form 10-K, none of our products have achieved the milk phase and we can provide no assurance that any of our products will do so in the future.

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

Time to Market Advantage vs Incumbents

Market Opportunity & Industry

The e-Commerce Industry is Experiencing Massive Growth and Technology is Driving Transformation Across Consumer Product Industries and Marketplaces

According to eMarketer’s June 2019 publication, as consumers shift to digital marketplaces, the global e-commerce market is forecasted to grow to approximately $6.5 trillion in 2023, from $2.9 trillion in 2018, representing a compound annual growth rate of 17.5%. Technological innovation has profoundly impacted how consumers discover and purchase products, forcing businesses to adapt in order to engage effectively with online consumers. We believe that the future of the consumer product industry will be driven by the ability of companies to quickly synthesize massive quantities of data in real time to create actionable insights that address consumer needs in a dynamically changing marketplace. We believe that new, highly powered data driven business models that embrace these changes and deeply focus on the consumer will be the winners in this rapidly changing environment. We also believe that human beings cannot accurately and efficiently process the massive quantities of various data points required to address real-time dynamic marketplace changes. We believe that our data-driven approach, facilitated by AIMEE, positions us for success to address these structural shifts as consumers move to digital marketplaces to satisfy their needs.

Many CPG Companies Have Failed to Adapt to Changing Consumer Behavior in the e-Commerce Market

In recent years, the traditional brick-and-mortar CPG industry has experienced a number of structural shifts and trends. E-commerce continues to take market share from brick-and-mortar CPG companies. We believe the traditional brick-and-mortar CPG industry has been slow to react to changing consumer needs in the digital age. In addition, smaller digital native brands, brands whose products are only sold online, are also taking market share from traditional incumbent consumer product companies. Digital native brands that sell direct-to-consumer with competitive pricing and product features, meanwhile, can garner significant social proof in the form of reviews and have deeper relationships with their consumer base. According to the Catalina Report for the year-ended June 2015, the top 100 CPG companies across various product categories, as a group, experienced a decline in sales and most experienced a decline in market share. We believe this is due to increasing consumer preference for online marketplaces where these incumbent CPG companies have been less successful in competing. The creation of online marketplaces has removed certain barriers to entry for new businesses in the CPG industry. Newer, more agile, data driven CPG companies, like Mohawk, have the ability to better understand what consumers are looking for in real time and to make our products visible to consumers on the right virtual shelves and at efficient costs.

The Consumer Journey is Data-Driven and No Longer Relies Primarily on Brand Value to Drive Buying Decisions

We believe online consumers in the mass market CPG industry are becoming less brand-focused due to the availability of data search engines that allow consumers to make more informed buying decisions for competitive offerings based on price discovery, product features and social proof in the form of product ratings and consumer reviews, among other things. According to Adeptmind’s May 2018 research, approximately 46.7% of consumers’ product searches began with Amazon and approximately 34.6% began with Google. We believe a majority of millennials have no real preference between private-label and national brands. In addition, according to Google’s 2015 published research, approximately 40% of product searches are for broad category queries like bedroom furniture or women’s athletic clothing instead of brand focused searches. Instead, the consumer journey begins with a search for specific features that speak to customer needs.  Further, in July 2019, Marketplace Pulse published research that stated that 78% of keyword searches done on Amazon are for generic goods and 78% of the top 100,000 search terms did not include a brand within the search.  We believe our platform addresses these changes in shopping behavior in a precise and scalable way. AIMEE has the ability to synthesize large quantities of data relating to relevant features and trends in consumer preferences, which allows us to quickly develop products that delight consumers. AIMEE’s algorithms also allow us to manage the online marketing strategies of our products to optimize visibility for relevant searches.

Consumer Products

We have used AIMEE to create a portfolio of four owned and operated consumer product brands and have hundreds of SKUs available for sale. AIMEE’s idea generator has been developed to be product agnostic and we believe can generate product opportunities in most product categories

Managed SaaS

We believe that many brands have under-invested in their marketplace strategy due to the inherent complexities of managing businesses on Amazon and a fundamental misunderstanding of the accretive relationship between Amazon and other sales channels.  Moreover, we believe a number of macro-environmental factors, including the rising costs of customer acquisition on traditional digital channels and the growth of the Amazon Prime program, will push many brands to more fully embrace Amazon as a critical component of an omni-channel distribution strategy.  We believe AIMEE is uniquely equipped to add value to brands in this emerging paradigm, leveraging real-time analytics and marketing automation to help brands more effectively manage their marketplace strategy.

We believe that our managed SaaS solution, which includes combined access to our team’s expertise and AIMEE software, could provide a significant advantage over other competitors in this industry. We believe this is because many incumbent CPG companies have historically operated as business-to-businesses and have not invested sufficiently to succeed on online marketplaces. With a managed technology solution, we believe we can bridge this operational gap by offering our technology combined with our substantial know-how in managing business-to-consumer supply chains, marketing, and customer service, among other things.

Beginning in 2018, predominantly through pilot programs, we began offering third party brands access to AIMEE through our managed SaaS business.  Our offering provides substantially the same capabilities utilized for our owned and operated portfolio of products. We currently structure our offering as a standalone managed SaaS service or, in cases where the client’s third-party’s logistics do not allow for fulfillment direct-to-consumer, as a managed SaaS service suite which includes a standard reseller agreement that leverages our integrated direct-to-consumer fulfillment program.

Acquisitions

Acquisition Strategy

While we intend to pursue growth from our existing product portfolio and from new product launches, we also intend to pursue growth through strategic acquisitions of digital native brands that have the potential to be quickly on-boarded onto our e-commerce platform. When looking at new potential product categories and potential acquisition targets, we typically apply a make-or-buy analysis based on the data provided from our AIMEE technology platform combined with our assessment of the risks and costs of successfully launching products in the new product category. We intend to pursue acquisitions when the target meets our financial and other criteria, including potential cost saving synergies, revenue sustainability and risk mitigation. Cost saving synergies are derived primarily from reduced labor costs because we expect that we will not hire many of the target company’s employees, if any. We expect that these consumer product businesses will typically have built a significant presence on at least one e-commerce marketplace around one or more product categories. We expect that the products of these businesses will have strong unit economics, high product quality and stable supply chains, have developed significant social proof in the form of customer reviews and high search ranking for relevant key words and are in product categories where frequent product improvement is not required. They also tend to have significant concentration risk due to limited product categories, have limited ability to scale as they do not have a technology platform enabling automation and have limited working capital to further enable growth.

On September 10, 2019, we completed the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”), whose products sell primarily on the Amazon US marketplace, for total consideration of $1.3 million, which was approximately 3.25 times the business’ last trailing twelve months EBITDA.  The purchase price was comprised of cash of $1.1 million and a promissory note for $0.2 million, which accrues interest at a rate of 8% per annum and matures on June 10, 2020. We also paid $0.1 million in the form of a working capital payment related to the inventory purchased.

Our ability to complete any acquisition typically depends on the seller providing seller financing in the form of a seller note, our ability to use debt and equity financing, and permission from our existing lenders.

Intellectual Property

We rely primarily on a combination of trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements (including open source software) to protect our intellectual property in the United States and internationally. We generally do not pursue patent applications as a means of protecting our intellectual property. We have applied to register or have registered certain of our trademarks in the United States and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

Customers

Our customers are primarily individual online consumers who purchase our products primarily on Amazon US, and to a lesser extent on our owned and operated websites and other marketplaces. In 2018, approximately 95% of our revenue was through or with the Amazon sales platform and in 2019, 95% of our revenue was through or with the Amazon sales platform. Customers in our managed SaaS business consist of third-party consumer product companies who are primarily engaged in pilot programs.

Seasonality

Our individual product categories are typically affected by seasonal sales trends primarily resulting from the timing of the summer season for certain of our environmental appliance products and the fall and holiday season for our small kitchen appliances and accessories. With our current mix of environmental appliances, the sales of those products tend to be significantly higher in the summer season. Further, our small kitchen appliances and accessories tend to have higher sales during the fourth quarter, which includes Thanksgiving and the December holiday season. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, weather conditions, shifts in the timing of certain holidays and changes in our product mix.

Sales and Marketing

Our sales and marketing strategy and approach is substantially integrated into AIMEE and also involves human judgment. AIMEE is being developed to allow us to automate price, media buying, search engine optimization and a/b testing leveraging our proprietary technology software and algorithms we have built into AIMEE. We believe this automation will bring significant competitive advantages for our products and managed SaaS customers alike. For our SKUs, our advertising investment is focused on online channels and e-commerce platforms. Currently our primary focus on advertising spend is online across Amazon, Google and Facebook. Our spend and approach on advertising is different depending on the life cycle of products on our platform. We view and classify products into categories such as launch, sustain, milk or liquidate.

The launch phase is where we classify new products being introduced into the marketplace. The advertising spend during this stage is aggressive and can last for three months on average to ensure the product launch is successful, with a focus on search optimization and the development of social proof that our products are meeting customer needs. Once our products reach the sustain phase, our sales and marketing strategy then focuses on managing price and pay-per-click optimization, along with a corresponding reduction in spending on search optimization and social proof.

Third-Party Manufacturing & Logistics

As of December 31, 2019, we contract, through purchase orders, with approximately 40 manufacturers, predominately in China, for substantially all of our consumer products. As of December 31, 2019, we have an operations team of approximately 30 people in Shenzhen, China that performs sourcing, product testing, manufacturer qualification, quality assurance and control and purchasing, among other things. In general, we do not use master agreements with vendors and aim to have flexibility in our supply chain to match our forecasting needs.

We use a combination of Amazon warehouses, other third-party warehouse and logistics partners to fulfill direct-to-consumer orders, through agreements or terms of services. In addition to fulfillment by Amazon warehouses, in 2018 we began utilizing three geographically distributed third-party warehouses to allow us to deliver orders within two days through ground shipment to approximately 95% of the U.S. market. Warehouse selection for any particular product depends on the size and other aspects of the products to be warehoused, with a focus on optimizing storage and fulfillment costs. We are focused on driving manufacturing and logistics costs down as we grow, scale and improve our purchasing power.  In the fourth quarter of 2019, we began expanding our third-party warehouse network to add FBM One Day Prime delivery. We believe this expansion will cover approximately 90% of the U.S. market by approximately the end of the first quarter of 2020.  We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers as the average last mile shipping zones will decrease due to our increased reach.

Competition

The consumer goods and e-commerce markets are very competitive, including the market for potential M&A opportunities. Our competitors include traditional and non-traditional consumer good companies, discount stores, traditional retailers, the online platforms of these traditional retail competitors, independent retail stores and e-commerce companies. The market for SaaS services relating to e-commerce, and the U.S. Amazon marketplace in particular, is also very competitive with a variety of well-funded entrants in the space.  The market landscape is diverse, with competitors selling into brands, agencies, manufacturers and retailers alike. The services offered by these competitors vary, with some offering point solutions for specific aspects related to selling on Amazon, including research and business intelligence, Amazon services and listing management, while others focus on a more holistic approach.  Some of these competitors leverage proprietary software to execute their services, while others offer personnel with relevant expertise. In addition, Amazon also offers its sellers a variety of tools that are generally free.

We believe that our owned and operated products business and our managed SaaS business gives us an advantage as we are able to quickly develop new algorithms and test them on our own products to ensure their efficacy before delivering them to managed SaaS clients. By having our owned and operated businesses, we are able to better predict and develop features that we believe our will deliver results for managed SaaS clients.

With regard to our CPG business, we believe our competitors are Amazon, Helen of Troy, Newell Brands, Frigidaire, Trademark Global and any CPG company that sells products similar to ours in the e-commerce space. There has also been an increase in the number of sellers who are based in China that sell products similar to ours. For our managed SaaS business, we believe our competitors are Feedvisor, CommerceIQ, Channel Advisor, Teikametrics, Jungle Scout, and Helium10. We believe that we are able to compete effectively because of our expertise, platform, our A.I. and other automation.

Regulatory Matters/Governmental Regulations

We are subject to a variety of U.S. federal, state and local laws and international laws, including but not limited to those governing the processing of payments, consumer protection, the privacy of consumer information and other laws regarding unfair and deceptive trade practices. We are also subject to various environmental laws, rules and regulations, such as California’s Proposition 65.

The products sold by us are also subject to regulation by United States governmental agencies, including the U.S. Consumer Product Safety Commission, the Federal Trade Commission, United States Food and Drug Administration, the U.S. Department of Energy and similar state and international regulatory authorities, such as the California Energy Commission. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future.

We are also subject to regulations relating to our supply chain. For example, the California Transparency in Supply Chains Act requires retail sellers that do business in California to disclose their efforts to eradicate slavery and human trafficking in their supply chains. As part of our vendor qualification process, we review suppliers’ operations for compliance with applicable labor and workplace standards and other applicable laws, including laws prohibiting child labor, forced labor and unsafe working conditions.

Substantially all of our products are currently manufactured in China, which may result in additional costs, if international trade negotiations result in adverse tariffs on our products.

Although we have not suffered any material restriction from doing business in the past due to government regulation, significant impediments may arise in the future as we expand product offerings.

From time to time, we dispose of obsolete inventory, which is disposed of or destroyed in compliance with applicable laws and regulations.

People

As of December 31, 2019, we had 61 full-time and part-time employees and 83 independent contractors. Of our employees and contractors, 49 are engaged in research and development, 73 are engaged in sales, marketing and operations and 22 are in general corporate and administrative positions.

As of December 31, 2019, our employees and contractors are based in five offices, including shared workspaces, in seven countries, including 32 in research and development, sales, marketing, operations, general corporate and administration in our New York office, which is our corporate headquarters, 31 in China where we perform operations and manufacturers inspections, 2 in Canada where we perform research and development and recruiting functions, four in Israel where we perform certain sale operations and research and development functions and 40 in the Philippines where we perform customer service, sales and marketing and other logistics functions. We also contract 35 consultants predominately for research and development functions in Ukraine and Poland.

Our employees are not represented by any collective bargaining agreements or labor unions.

Item 1A. Risk Factors.

Risks Relating to Our Businesses

We have historically operated at a loss and we may never achieve or sustain profitability or positive cash flows, further we and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.

We have historically operated at a loss and experienced losses after tax of $31.8 million and $58.8 million in the years ended December 31, 2018 and 2019, respectively. While we have experienced revenue growth from period-to-period, the level of growth has at times been inconsistent. In addition, our costs may increase in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and manufacturing of products, our technology infrastructure, research and development, including the development of new features for our AIMEE software platform, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure achieve or sustain profitability could have a material adverse effect on our business.

Our growth strategy has resulted in operating losses and negative cash flows from operations that raised substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2019, that raised substantial doubt about our ability to continue as a going concern.  If we are unable to continue as a going concern, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or significantly reduce our business. Further, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We have a short operating history in an evolving industry.

We have a short operating history in a rapidly evolving and highly competitive industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	manage our inventory effectively;
•	successfully develop, retain and expand our consumer product offerings and geographic reach;
•	compete effectively;
•	anticipate and respond to macroeconomic changes;
•	effectively manage our growth;
•	hire, integrate and retain talented people at all levels of our organization;
•	avoid interruptions in our business from information technology downtime, cybersecurity breaches or labor stoppages;
•	maintain the quality of our technology infrastructure and the quality of our consumer products;
•	develop new features to enhance AIMEE’s functionality; and
•	retain our existing manufacturing vendors and attract new manufacturing vendors.

In addition, our managed SaaS business is still nascent and we may be unable to successfully maintain or grow our managed SaaS business.   Our managed SaaS business is primarily comprised of three brands under the control of single party primarily relating to supplements.  We can provide no assurance that we will be successful in growing or retaining this business which would result in the loss of managed SaaS and associated reseller revenues. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described elsewhere in this “Risk Factors” section, our business, financial condition and our operating results will be adversely affected.

We have significant operational exposure relating to the COVID-19 pandemic and the impact from this risk could have a material adverse impact on our business, financial condition, operating results and prospects.

Our people, business and operations, and the people, business and operations of our suppliers, logistics providers, marketplaces and other business partners, may be adversely affected by the recent coronavirus (or COVID-19) pandemic. The future impact on the Company’s people, business and global operations, and on the Company’s suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the pandemic, it is possible that any and every aspect of our value chain could be disrupted, and such impact could have a material adverse impact on our business, financial condition, operating results and prospects. For example, we may be unable to launch new products, to replenish inventory for existing products, to ship into, or receive inventory in, our third-party warehouses, or to ship or sell products to customers, in each case on a timely basis or at all. In addition, the majority of our people are currently working remotely which creates challenges in the way we operate our business, including with respect to the manner in which we ensure the quality of our products. If any of our key personnel contracts the virus, we could experience impacts to our ability to execute our operations. Further, we are currently seeking to preserve our liquidity and capital resources through various actions which may include negotiating the delay of payments to certain vendors the effect of which could have an adverse impact on our business, including our relationships with these vendors. In addition, our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and accordingly we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans. In light of the uncertainty as to the severity and duration of the pandemic, we may be unable to remain in compliance with the terms of our existing credit facilities and may be unable to secure a waiver which could have an adverse impact on our business, prospects and financial condition and we may seek additional financing options. We expect that any financing, if successful, will be expensive and/or dilutive. We also may be unable to forecast demand for our products during the pendency of this pandemic and we may experience a substantial decrease in the demand for our products most of which are considered not essential.

We may not be able to sustain our revenue growth rate.

Our recent revenue growth should not be considered indicative of our future performance. Specifically, our net revenue increased by 56.2% in 2019 compared to 2018, 101.0% in 2018 compared to 2017. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include our inability to successfully launch new products that reach our sustain phase and to keep those products in the sustain phase or to grow our managed SaaS business, as well as the maturation of our business.

We believe that during 2019 investors have placed significant focus on the ability of certain private and newly public companies to demonstrate sustained profitability instead of continuing higher levels of revenue growth at the expense of profitability. We may decide to delay certain investments in order to more quickly achieve profitability, and while such decisions may accelerate profitability on a sustained basis, we can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

We intend to continue making investments, while balancing the need to achieve profitability, to support our business growth and may require additional funds to maintain, grow and respond to business challenges. Accordingly, we need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, we expect our existing stockholders to suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to raise sufficient equity or equity-like capital without first seeking shareholder approval which could limit our ability to complete such transaction, or to complete such transaction on a timely basis. Any debt financing secured by us in the future would require the consent of our existing lenders, and also could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to maintain, grow and respond to business challenges would be significantly limited, and our business and prospects could fail or be adversely affected. If we require additional borrowings in order to achieve continued growth, but are unable to satisfy conditions required by MidCap or Horizon, we can provide no assurance that we will be able to access borrowings in excess of the $25.0 million cap available under the MidCap revolving credit facility, or on terms that will be acceptable to us, or that we would be able to refinance the MidCap facility or Horizon term loans, on terms acceptable to us, or at all. In addition, if we were to breach either of our existing credit facilities, either or both lenders could exercise remedies against us which could result in our having to prepay our existing loans earlier than required or could result in reduced availability under the MidCap facility.

Substantially all of our revenues are from sales of products on Amazon’s U.S. Marketplace and any change, limitation or restriction, even if temporary, on our ability to operate  on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

We sell substantially all of our products on Amazon’s U.S. marketplace and are subject to Amazon’s terms of service and various other Amazon seller policies and services that apply to third parties selling products on Amazon’s marketplace. Amazon has the right to terminate or suspend its agreement with us at any time and for any reason. Amazon may take other actions against us such as suspending or terminating a seller account or product listing and withholding payments owed to us indefinitely. While we endeavor to materially comply with the terms of services of the marketplaces on which we operate, and to provide our consumers with a great experience, we can provide no assurances that these marketplaces will have the same determination with respect to our compliance.

Amazon or any other marketplace on which we choose to sell can make changes to their respective platforms that could require us to change the manner in which we operate, limit our ability to successfully launch new products or increase our costs to operate and such changes could have an adverse effect on our business, results of operations, financial condition and prospects. Examples of changes that could impact us relate to platform fee charges (i.e., selling commissions), exclusivity, inventory warehouse availability, excluded products and limitations on sales and marketing.  Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, results of operations, financial condition and prospects.

We also rely on services provided by Amazon’s fulfillment platform, including Prime Certification, which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. For products that we fulfill ourselves, we have qualified to offer our products for sale with Prime Certification delivery. Any inability to market our products for sale with expedited delivery provided under Prime Certification could have a material impact on our business, results of operations, financial condition and prospects. For example, in the third and fourth quarter of 2019, we temporarily experienced the loss of our Prime Certification delivery, and in addition, certain of our products were deemed not be eligible for Prime delivery based on Amazon’s determination of expected shipping dates. Failure to remain compliant with the best fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects.

In addition, in response to the Covid-19 pandemic, Amazon has recently implemented changes to its fulfillment services platform such that certain products deemed non-essential have extended delivery times and Amazon is currently not accepting goods to any of its warehouses that are deemed non-essential. The impact of this change could have a material effect on our revenues, profitability and financial condition.

We may not accurately forecast revenues, profitability and appropriately plan our expenses.

We base our current and future expense levels primarily on our operating forecasts and estimates of sales. Sales and operating results are difficult to forecast because they generally depend on a number of factors including our ability to launch new products on a timely basis and to accurately predict the success of those launches, which are uncertain. Additionally, our business is affected by general economic, business and other conditions around the world, in particular in the U.S and China. We may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in sales and operating results. If actual results differ from our estimates, our operating results and financial condition could be adversely impacted.

If we are unable to manage our inventory effectively, our operating results and financial condition could be adversely affected.

To ensure timely delivery of products, we generally issue purchase orders to contract manufacturers. As a result, we are vulnerable to demand and pricing shifts and to suboptimal selection and timing of product purchases. In the past, we have not always predicted the appropriate demand for our products by consumers with accuracy, which has resulted in inventory shortages, excess inventory write offs and lower gross margins. We rely on our procurement team to order products and we rely on our data analytics to decide on the levels and timing of inventory we purchase, including when to reorder items that are selling well and when to write off items that are not selling well. We rely on our contract manufacturers who are often responsible for conducting a number of traditional operations with respect to their respective products, including maintaining raw materials and inventory for shipment to us. In these instances, we may be unable to ensure that these suppliers will continue to perform these services to our satisfaction in a manner that provides our customer with an appropriate brand experience or on commercially reasonable terms. If so, our business, reputation and brands could suffer. If our sales and procurement teams do not accurately predict demand or if our algorithms do not help us reorder the right products or write off the right products timely, we may not effectively manage our inventory, which could result in inventory excess or shortages, and our operating results and financial condition could be adversely affected.

Given the uncertainty of the Covid-19 pandemic, we may expect to experience inventory shortages and our operating results and financial condition could be adversely affected.

We may not be able to manage our growth effectively, and our failure to do so may adversely affect our results of operations and financial condition, business, and culture.

We have rapidly and significantly expanded our operations and anticipate expanding further as we pursue our growth strategies. Such expansion increases the complexity of our business and places a significant strain on our management, operations, technical systems, financial resources and internal control over financial reporting functions. Our current and planned personnel, systems, procedures and controls may not be adequate to support and effectively manage our future operations, especially as we employ personnel in several geographic locations. We are currently in the process of transitioning certain of our business and financial systems to systems on a scale reflecting the increased size, scope and complexity of our operations, and the process of migrating our legacy systems could disrupt our ability to timely and accurately process and report information, which could adversely affect our results of operations and cause harm to our reputation. As a result, we may not be able to manage our expansion effectively.

We have previously identified material weaknesses in our internal control over financial reporting. Such material weaknesses may cause us to fail to timely and accurately report our financial results or result in a material misstatement of our financial statements.

As previously reported and continuing as of December 31, 2019, we and our independent registered public accounting firm identified control deficiencies in the design and operation of our internal control over financial reporting that constituted in material weaknesses. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

We have identified material weaknesses set forth below in our internal control over financial reporting:

•

We did not maintain effective monitoring controls over user access within the information technology (“IT”) systems and program change-management over certain IT systems that support our financial reporting processes;

•

We lacked proper review controls over account reconciliations and journal entries.  Further due to the limited size of the accounting and finance department there is a lack of segregation of duties that existed in regard to posting journal entries;

•	We did not have effective controls to ensure there was comprehensive analysis, documentation, and review over the recognition of stock-based compensation expense; and

•	We did not have effective review controls over consideration of the relevant accounting and disclosure guidance.

We cannot assure you that the steps we are taking will be sufficient to remediate our material weaknesses or prevent future material weaknesses or significant deficiencies from occurring.

If we identify future material weaknesses in our internal controls over financial reporting or fail to meet the demands that will be placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”), we may be unable to accurately report our financial results or report them within the timeframes required by law or stock exchange regulations. Failure to comply with Section 404 of the Sarbanes-Oxley Act could also potentially subject us to sanctions or investigations by the Securities and Exchange Commission (the “SEC”) or other regulatory authorities. If additional material weaknesses exist or are discovered in the future, and we are unable to remediate any such material weakness, our reputation, financial condition and operating results could suffer.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, importing and warehousing.

We currently source all of the products we offer from third-party vendors and, as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the prices of our products, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these news areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to customers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of raw materials used in the manufacture of our products, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters, or pandemics, have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our products. Further capacity fluctuations driven by various factors such as seasonality, tariffs, hedging or other factors can cause importing delays, which can lead to volatility in ocean freight rates and availability, causing us to incur additional expense and adversely affecting our operating results. In addition, our third-party warehouse providers may not have sufficient capacity to store our goods or may seek to increase our pricing rates. Any delays, interruption, damage to or increased costs in the manufacture of the product we offer could result in higher prices to acquire the product or non-delivery of product altogether and could adversely affect our operating results.

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

Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.

We depend on our ability to provide our customers with a wide range of products from qualified suppliers in a timely and efficient manner. Our agreements with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers or directly to consumers  themselves. There can be no assurance that our current suppliers will continue to seek to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. For example, in 2019 we switched manufacturers for two of our products. Our ability to develop and maintain relationships with reputable suppliers and offer high quality products to our customers is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to offer a sufficient amount and variety of quality products on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our growth prospects and financial performance, would be materially adversely affected.

We also are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. For example, a significant number of our products are subject to import tariffs from China of 25%, and the remainder of our products, including our dehumidifier line of products, may be subject to tariffs if the previously announced and subsequently postponed, increases are enacted in the future. Our competitors may have greater existing inventory positions and other advantages that may allow them to price more competitively relative to our products. In addition, we may not be able to shift production for our products to other countries not subject to tariffs or other disruptions or be able to obtain competitive pricing and sufficient quality. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. We are also subject to volatility in ocean freight rates that are driven, in part, by seasonality, capacity availability and other factors, including fuel-related regulations affecting the shipping industry. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, pandemics and similar factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our clients could become dissatisfied and cease using our products or services, which would adversely affect our business and operating results.

We are dependent on third-party manufacturers, which are located in China, and any inability to obtain products from any such manufacturers could have a material adverse effect on our business, operating results and financial condition.

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

We rely on AIMEE and other information technologies and systems to operate our business and to maintain our competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm our business.

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

Our future success also depends on our ability to adapt AIMEE, our services and infrastructure, including our research, sales and marketing, and logistics and fulfillment platform which leverages AIMEE, to meet rapidly evolving e-commerce trends and demands while continuing to improve our software’s performance, features and reliability. The emergence of alternative platforms may require us to continue to invest in new and costly technology. We may not be successful, or we may be less successful than our competitors, in developing technologies that operate effectively across multiple e-commerce platforms, which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing providers, could also make it easier for competitors to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace our current systems or introduce new technologies and systems as quickly or cost effectively as we would like. Failure to invest in and adapt to technological developments and industry trends may have a material adverse effect on our business, results of operations, financial condition and prospects.

We rely on data provided by third parties, the loss of which could limit the functionality of our platforms, cause us to invest in the wrong product or disrupt our business.

We use AIMEE, our proprietary software, to determine market trends and what markets to enter into. Our ability to successfully use AIMEE depends on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, primarily, Google and Amazon. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. The majority of this data is sourced for free or for de minimis amounts. AIMEE sources significant amounts of data through application program interfaces (“APIs”) or through other standard data upload/downloads methods. This source of data allows us, leveraging AIMEE, to determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. The connection to multiple e-commerce platforms through APIs allows us to develop the automation of the purchase of marketing and to automate pricing changes on product listings on those e-commerce platforms.

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

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, the U.S. Postal Service and other third-party delivery agents as well as online retailers such as Amazon and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. We may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities, as we and other consumer product companies experienced during the fourth quarter of 2019 when Amazon placed limitations on the ability to use certain Fed Ex services.  In addition, because we rely on national, regional and local transportation companies for the delivery of some of our other products, we are also subject to risks of breakage or other damage during delivery by any of these third parties. If these third parties do not meet our or our customers’ expectations, our brands may suffer irreparable damage. In addition, maintaining and enhancing these brands may require us to make substantial investments, and these investments may not be successful. If we fail to promote and maintain our brands, or if we incur excessive expenses in this effort, our business, operating results and financial condition may be materially adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brands may become increasingly difficult and expensive. Maintaining and enhancing our brands will depend largely on our ability to anticipate market trends and customer demand and to provide high quality products to our customers and a reliable, trustworthy and profitable sales channel to our suppliers, which we may not be able to do successfully.

Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices,  customer support or marketing strategies, even if not accurate, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer view of our product listings and result in harm to our brands. From time to time, incumbent competitors that we disrupt on the Amazon marketplace allege or may allege that we have engaged in unfair business practices, and though we believe such claims are without merit, time, resources or other actions we may take to defend against such claims may have an impact on our financial results and financial condition. Customers may also make safety-related claims regarding products sold through our online retail partners, such as Amazon, which may result in an online retail partner removing the product from its marketplace. We have from time to time experienced such removals and such removals may materially impact our financial results depending on the product that is removed and length of time that it is removed. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control.

Our efforts to acquire or retain consumers, and our efforts to sell new products or increase sales of our existing products, may not be successful, which could prevent us from maintaining or increasing our sales or improving our financial results or condition.

If we do not successfully promote and sustain our new and/or existing product listings and brands through marketing and other tools, we may fail to maintain or increase our sales. Promoting and positioning our brands and product listings will depend largely on the success of our marketing efforts, including any limitations on our marketing efforts by marketplaces or regulators, our ability to attract consumers cost effectively and our ability to consistently provide a high-quality product and maintain consumer satisfaction. In order to grow our business and to acquire and retain consumers, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. We also use promotions to drive sales, which may not be effective and may adversely affect our gross margins. In addition, while we believe are marketing strategies comply with relevant terms of service and laws relating to marketing, we can provide no assurance that we will be able to continue our practices in the event a marketplace or regulator determines otherwise. Our investments in marketing may not effectively reach potential consumers, potential consumers may decide not to buy our products or the spending of consumers that purchase from us may not yield the intended return on investment, any of which could negatively affect our financial results. The failure of our marketing activities could also adversely affect our ability to promote our product listings and sell our products, and to develop and maintain relationships with our consumers, retailers and brands, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

If we fail to acquire new customers or retain existing customers, or fail to do so in a cost-effective manner, we may not be able to achieve profitability.

Our success depends on our ability to acquire and retain customers in a cost-effective manner. In order to expand our customer base, we must appeal to and acquire customers who have historically used other channels to purchase the wide variety of products we offer and may prefer alternatives to our offerings, such as those offered by other vendors on Amazon and Walmart, traditional brick-and-mortar retailers, and the websites of our competitors or our suppliers’ own websites. We expect competition in e-commerce generally to continue to increase. Competitors have introduced lower cost or differentiated products that are perceived to compete with our products. In addition, certain competitors engage in so-called “black hat” tactics that violate marketplace terms of service and FTC regulations. Such activities in general could put us at a competitive disadvantage. Black hat activities typically include tactics that are used to unfairly influence the ranking or review score of a product being sold on an online marketplace. These tactics include, among other things, the usage of click farms, fake buyer accounts, software bots pretending to buy products, and compensating consumers specifically in exchange for providing a positive product review. Other tactics include attacks on competitor listings intended to have the listing removed or lower the review score of a product listing generally such as by providing false negative reviews.

Further, if we are unable to correctly anticipate market trends and customer demand, our ability to sell our products could be impaired. We have made investments related to customer acquisition and expect to continue to spend significant amounts to acquire additional customers. Our paid advertising efforts consist primarily of online channels, including search engine marketing, display advertising and paid social media. These efforts are expensive and may not result in the cost-effective acquisition of customers. We cannot assure you that the net profit from new customers we acquire will ultimately exceed the cost of acquiring those customers. If we fail to deliver quality products, or if consumers do not perceive the products we offer to be of high value and quality, we may not be able to acquire new customers. If we are unable to acquire new customers who purchase products in numbers sufficient to grow our business, we may not be able to generate the scale necessary to drive beneficial network effects with our suppliers, our net revenue may decrease and our business, financial condition and operating results may be materially adversely affected.

We believe new customers can originate from word-of-mouth and other non-paid referrals from existing customers. Therefore, we must ensure that our existing customers remain loyal to us in order to continue receiving those referrals. If our efforts to satisfy our existing customers are not successful, we may not be able to acquire new customers in sufficient numbers to continue to grow our business, or we may be required to incur significantly higher marketing expenses in order to acquire new customers. For example, since 2016, Amazon has maintained a policy whereby they will purge all reviews they believe are paid for or are fake reviews. We do remind customers to leave a review post purchase, through Amazon’s dedicated review request mechanisms and through our chatbot customer service follow up conversations. However, we do not compensate customers specifically in exchange for leaving a review.  We have from time to time had reviews removed by Amazon because Amazon’s software algorithms believed they were questionable or not authentic. We have also experienced from time to time, Amazon reinstating customer reviews that it had previously removed. If Amazon continues to purge reviews or if we are unable to maintain our positive reviews, it may adversely affect our ability to acquire new customers.  In addition, we believe that Amazon has, from time to time, placed limitations on the daily volume of reviews that may be provided for any specific product listing. This limitation or others relating to customer engagement with our product listings could impact the success of our product listings, which could adversely impact our financial performance.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Our refund liability for sales returns was $0.3 million, and $0.5 million as of December 31, 2018 and December 31, 2019, respectively, which is included in accrued liabilities and represents the expected value of refunds that may be due to our customers. If we experience significant product returns, we would incur significant expenses and our results of operation and financial condition would be adversely affected.

Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands, products and services and by expanding our existing offerings into new geographies. Our strategy is to use our proprietary software to determine which markets to enter and optimize the mix of products that we offer.  Further, we are considering launching products that are outside the current core of home and kitchen appliances and kitchenware, beauty-related products and consumer electronics. Launching new brands, products and services requires significant upfront investments, including investments in marketing, information technology and additional personnel. We operate in highly competitive industries with relatively low barriers to entry and must compete successfully in order to grow our business. We may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands, products and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks will become increasingly complex and operating them will become more challenging. There can be no assurance that we will be able to operate our networks effectively. We have also entered and may continue to enter new markets and provide product offerings in which we have limited or no experience, which may not be successful or appealing to our customers. In addition, we may face difficulties in integrating AIMEE into a SaaS client’s supply chain, which would reduce the ability of our managed SaaS business to generate revenues.

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

Increased emphasis on the sale of new products could distract us from sales of our existing products in existing markets, negatively affecting our overall sales. We have invested and expect to continue to invest in new businesses, products, features, services and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new strategies and offerings are inherently risky, no assurance can be given that they will be successful. Our new features or enhancements could fail to attain sufficient market acceptance for many reasons, including:

•	delays in introducing products including in new markets;
•	failure to accurately predict market demand or end consumer preferences;
•	defects, errors or failures in our manufacturing;
•	introduction of competing products;
•	poor financial conditions for our customers or poor general macroeconomic conditions;
•	changes in legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our products;
•	failure of our brand promotion activities or negative publicity about the performance or effectiveness of our existing features; and
•	disruptions or delays in the online retailers and, or in addition to, logistics providers distributing our products.

There is no assurance that we will successfully identify new opportunities or develop and bring new products to market on a timely basis, which could materially and adversely affect our business, financial condition and operating results and compromise our ability to generate revenue.

Expansion of our operations internationally will require management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating internationally or selling our merchandise outside of the United States, and if we choose to expand internationally, we would need to adapt to different local cultures, standards and policies. The business model and technology we employ and the merchandise we currently offer may not be successful with consumers outside of the United States. Furthermore, to succeed with consumers and clients in international locations, it will likely be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities and personnel before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	localization of our merchandise offerings and technology, including translation into foreign languages and adaptation for local practices;
•	availability of data, including at reasonable costs;
•	different consumer demand dynamics, which may make our business model, technology and the merchandise we offer less successful compared to the United States;
•	competition from local incumbents that understand the local market and may operate more effectively;
•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, import and export quotas, custom duties or other trade restrictions or any unexpected changes thereto;

•	laws and regulations regarding anti-bribery and anti-corruption compliance;
•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;
•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information;
•	changes in a specific country’s or region’s political or economic conditions, including changes to or limits on access to internet connectivity; and
•	risks resulting from changes in currency exchange rates.

If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

Use of social media and emails may adversely impact our reputation or subject us to fines or other penalties.

We use social media and emails as part of our omnichannel approach to marketing. As laws and regulations rapidly evolve to govern the use of these channels, the failure by us, our employees or third parties acting at our direction to abide by applicable terms of services, laws and regulations in the use of these channels could adversely affect our reputation or subject us to fines or other penalties. In addition, our employees or third parties acting at our direction may knowingly or inadvertently make use of social media in ways that could lead to the loss or infringement of intellectual property, as well as the public disclosure of proprietary, confidential or sensitive personal information of our business, employees, consumers or others. Any such inappropriate use of social media and emails could also cause reputational damage.

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

In addition, in making employment decisions, particularly in the software industry, job candidates often consider the value of the stock options or other equity incentives they are to receive in connection with their employment. Their perceptions of the value of our stock or its volatility may impact adversely our ability to attract or retain key employees. Also, as employee options vest and lock-ups expire, we may have difficulty retaining key employees, in particular if the value of vested awards does not meet their expectations.

Currently, the strike price for a substantial amount of option awards provided under the 2018 Equity Plan are significantly under water and we may determine it is appropriate to execute an option exchange program to ensure incentivization and retention.  If we fail to attract new personnel or fail to retain and motivate our current personnel, our growth prospects could be severely harmed.

Our operating results are subject to seasonal and quarterly variations in our net revenue and operating income and, as a result, our quarterly results may fluctuate and could be below expectations.

Our business can be seasonal based on our product mix and may become more seasonal depending on our product mix; specifically, we have realized a disproportionate amount of our net revenue and earnings for prior fiscal years during warmer weather and summer seasons, and we expect this seasonal impact on our operations to continue in the future. If we experience lower than expected net revenue these periods, it may have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our quarter operating results during these periods, including disruptions in our brands or our supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations and our financial condition for our entire fiscal year.

In anticipation of increased sales activity during the third and fourth quarter, we may incur significant additional expenses, including additional marketing and additional staffing in our customer support operations. In addition, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. At peak periods, there could also be further delays in processing orders, which could leave us unable to fulfill consumer orders due to being out of inventory which could lead to lower consumer satisfaction and lost sales. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and production activities and may cause a shortfall in net revenue as compared with expenses in a given period, which could substantially harm our business, results of operations, financial condition and prospects.

Our quarterly results of operations may also fluctuate significantly as a result of a variety of other factors, including those described above. As a result, historical period-to-period comparisons of our sales and operating results are not necessarily indicative of future period-to-period results. You should not rely on the results of any single fiscal quarter as an indication of our annual results or our future performance.

The terms of our revolving credit facility and term loan contain restrictive covenants that may limit our operating flexibility.

On November 23, 2018, we entered into an Amended and Restated Credit and Security Agreement with MidCap, as amended, pursuant to which we received access to a $25.0 million revolving credit facility. On December 31, 2018, we entered into a Venture Loan and Security Agreement with Horizon Technology Finance Corporation (“Horizon Loan Agreement”) pursuant to which we received term loans in an aggregate amount of $15.0 million. Both of these credit facilities contain affirmative and restrictive covenants that limit our operating ability including to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, modify organizational documents, pay dividends, incur additional indebtedness and liens and enter into new businesses.  We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders.  In addition, both credit facilities are secured by all of our assets and require us to satisfy certain covenants, including maintaining a $5.0 million minimum cash balance. There is no guarantee that we will be able to meet our  covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in our credit facilities or to refinance them would adversely affect our business.  Further, at any time, if we violate the terms of credit facilities or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects.

General economic factors may adversely affect our business, financial performance and results of operations.

Our business, financial performance and results of operations depend significantly on worldwide macroeconomic conditions and their impact on consumer spending. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative national or global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality and could cause them to raise prices, lower production levels or cease their operations.

Economic factors such as increased commodity prices, shipping costs, inflation, higher costs of labor, insurance and healthcare, and changes in or interpretations of other laws, regulations and taxes may also increase our cost of goods sold and our selling, general and administrative expenses, and otherwise adversely affect our financial condition and results of operations. Any significant increases in costs may affect our business disproportionately than our competitors. Changes in trade policies or increases in tariffs, including those enacted by the United States and China, may have a material adverse effect on global economic conditions and the stability of global financial markets and may reduce international trade.

Natural disasters or other unexpected events may adversely affect our operations, particularly our supply chain and shipping efforts.

Natural disasters, such as earthquakes, hurricanes, tornadoes, floods and other adverse weather and climate conditions; unforeseen public health crises, such as pandemics and epidemics; political crises, such as terrorist attacks, war and other political instability; or other catastrophic events, whether occurring in the United States or internationally, could disrupt our operations in any of our offices and fulfillment centers or the operations of one or more of our third-party providers or vendors. In particular, these types of events could impact our supply chain, including our ability to ship merchandise to clients from or to the impacted region, and could impact our ability or the ability of third parties to operate our sites and ship merchandise. For example, we receive and warehouse a portion of our inventory in California. If any such disaster were to impact this facility, our operations would be disrupted. In addition, these types of events could negatively impact consumer spending in the impacted regions. To the extent any of these events occur, our business and operating results could be adversely affected.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results.

On September 10, 2019, we completed the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”). We may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and would require additional financing, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, existing contracts and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the Aussie Health Assets or any other acquired business due to a number of factors, including:

•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology, including issues related to intellectual property, regulatory compliance practices, product quality and safety, revenue recognition or other accounting practices, or employee or client issues;

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

We use open source software in our proprietary software, AIMEE, and other of our sophisticated information technologies and systems, and will use open source software in the future. We may use open source software that may require that source code that is developed using open source software be made available to the public and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition and operating results.

Assertions by third parties of infringement or misappropriation by us of their intellectual property rights or confidential know how could result in significant costs and substantially harm our business and results of operations.

Third parties have asserted, and may in the future assert, that we have infringed or misappropriated their trademarks, copyrights, confidential know how, trade secrets, patents or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations, whether or not they are successful. If we are forced to defend against any infringement or other claims relating to the trademarks, copyright, confidential know how, trade secrets, patents or other intellectual property rights of third parties, whether they are with or without merit or are determined in our favor, we may face costly litigation or diversion of technical and management personnel. Furthermore, the outcome of a dispute may be that we would need to cease selling a product or use of some portion of our technology, develop non-infringing technology, pay damages, costs or monetary settlements or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all, and we may be unable to successfully develop non-infringing technology. In addition, Amazon and other marketplaces may remove a product listing if they determine, whether or not accurate, that we are infringing on the intellectual property of others. In the fourth quarter of 2019, Amazon removed one of our product listings in connection with an alleged patent infringement and we have entered into a license with a third party in order to sell the remaining inventory on hand of such product. Any such assertions or litigation could materially adversely affect our business, results of operations, financial condition and prospects.

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

We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our marketplace platforms and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurances that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

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

In May 2019, we received notice from the California Energy Commission (the “CEC”) that certain of our products had not been listed in the CEC’s Modernized Appliance Efficiency Database System (the “MAEDbS”) and therefore we were not in compliance with a CEC regulation. In order for an appliance to be listed in the MAEDbS, it must be tested at a lab approved by the CEC and the test data must be submitted to the CEC’s Appliance Efficiency Program. Although we believe that a number of the products identified in the CEC’s notice are, and have been, listed in the MAEDbS and comply with applicable CEC regulations, we may be subject to a financial penalty imposed by the CEC with respect to certain of our products that are not currently listed and may not otherwise currently meet applicable CEC energy regulations. We cannot be certain that our insurance coverage will fully cover any financial liability actually incurred. In addition, if we are required to list these additional products in the MAEDbS, we may not be permitted to sell them in the State of California until they are listed. We are in the process of negotiating the payment of a penalty with the CEC.

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

Our products are subject to regulation by the U.S. Consumer Product Safety Commission (the “CPSC”) and similar state and international regulatory authorities, and these products sold on our platform could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety including concerns about the safety of products manufactured in developing countries, could lead us to recall selected products. Recalls and government, customer or consumer concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition and prospects. For example, in May 2018, the board of directors of Mohawk Group, Inc., our wholly-owned subsidiary (“Mohawk Opco”), approved a voluntary recall of the Xtava Allure Hair Dryer. In June 2018, Mohawk Opco filed an application for a voluntary recall with the CPSC pursuant to Section 15(b) of the Consumer Product Safety Act (“CPSA”). Mohawk

Opco received approval from the CPSC to provide consumers with replacement units and publicly announced the recall on August 15, 2018. Mohawk Opco estimated it would incur approximately $1.6 million in costs related to the recall for procurement, manufacturing, fulfillment and delivery to consumers who apply and qualify for the recall costs. Mohawk Opco recorded the expense in 2018. As of December 31, 2019, the remaining recall liability is $0.1 million as we have reversed $1.4 million of this accrual during the fiscal year ended December 31, 2019, as the recall program for the Xtava Allure Hair Dryer has materially completed.

We may be subject to product liability claims if people or property are harmed by the products we sell. Some of the products we sell may expose us to product liability claims and litigation (including class actions) or regulatory action relating to safety, personal injury, and death or environmental or property damage. For example, in August 2018, we announced a voluntary recall of certain hair dryers that were alleged to have overheated or caused fires. Although no claims have been brought, pursuant to the CPSC and the guidelines set forth by the CPSA, we may be subject to a late reporting penalty if the CSPC decides to perform a late reporting investigation and determines we failed to meet all reporting requirements. If we are determined to have violated the reporting guidelines, a penalty may be material to the consolidated financial statements. In August 2019, we received notice that we have materially completed our obligation on the recall program and, as a result, have eliminated a substantial portion of the remaining liability pertaining to the program. As such, we believe the likelihood that a late reporting investigation will be initiated by the CPSC is remote but we can make no guarantee that CPSC will not open an investigation in the future.

Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In general, our agreements with members of our supply chain do not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

Any failure by us or our vendors to comply with product safety, consumer protection or other laws, or our standard vendor terms and conditions, or to provide safe factory conditions for our or their workers may damage our reputation and brand and harm our business.

The products we sell to our clients are subject to regulation by the CPSC, the Federal Trade Commission (“FTC”) and similar state and international regulatory authorities. As a result, such products could be in the future subject to recalls and other remedial actions, including the manner in which we market our products. Product safety or labeling concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, suspension of our seller accounts on Amazon and other online marketplaces, lost sales, diverted resources, potential harm to our reputation and increased client service costs and legal expenses, which could have a material adverse effect on our operating results.

Some of the products we sell may expose us to product liability claims and litigation or regulatory action relating to personal injury or environmental or property damage. Although we maintain liability insurance and have implemented a quality assurance program that includes obtaining necessary certifications, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms or at all. In addition, our agreements with our vendors in general do not indemnify us from product liability for a particular vendor’s products or our vendors may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

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

We collect personally identifiable information and other data from our consumers and prospective consumers. We collect this info automatically through the automated sales processes with e-commerce marketplaces. We, at times, may use this information to provide, support, expand and improve our business, customer service and tailor our marketing and advertising efforts.

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

In the United States, federal and various state governments have adopted or are considering laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California recently passed the California Consumer Privacy Act, effective as of January 1, 2020, introduced substantial changes to privacy law for businesses that collect personal information from California residents. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices.

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

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online behavioral advertising, and laws in this area are also under reform. Such regulations may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing, may increase the cost of operating a business that collects or uses such information and undertakes online marketing, may also increase regulatory scrutiny and may increase potential civil liability under data protection or consumer protection laws.

We could incur substantial costs to comply with these regulations. The changes could require significant systems changes, limit the effectiveness of our marketing activities, adversely affect our margins, increase costs and subject us to additional liabilities.

We are subject to new, stringent privacy regulations in China that are broader than those of our other operations.

In China, the China Specification came into force on May 1, 2018. Although the China Specification is not a mandatory regulation, it nonetheless has a key implementing role in relation to China’s Cyber Security Law in respect of protecting personal information in China. Furthermore, it is likely that the China Specification will be relied on by Chinese government agencies as a standard to determine whether businesses have abided by China’s data protection rules. This China Specification has introduced many concepts and protection rules for personal information, such as “Data Controller” from GDPR. From a consent perspective the China Specification and GDPR are similar, but the China Specification has broadened the scope of personal sensitive information (“PSI”) as compared to GDPR (including but not limited to phone number, transaction record and purchase history, bank account, browser history and e-ID info such as system account, email address and corresponding password) and thus, the application of explicit consent under the China Specification is more far reaching. Furthermore, under the China Specification, the Data Controller must provide the purpose of collecting and using personal information, as well as business functions of such purpose, and the China Specification requires the Data Controller to distinguish its core function from additional functions to ensure the Data Controller will only collect personal information as needed. Our failure to comply with the China Specification could result in governmental enforcement actions, litigation, fines and penalties, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We have [$14.2 million] net operating loss carryforwards as of December 31, 2019, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, such as research and development credit carryforwards, before utilization.

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

Risks Relating to the Ownership of our Common Stock

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies or smaller reporting companies could make our common stock less attractive to investors.

We are an emerging growth company and, for as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including:

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

We intend to take advantage of these and other exemptions until we are no longer an “emerging growth company”. We could be an emerging growth company until as long as December 31, 2024 (up to the end of the fiscal year in which the fifth anniversary of the completion our IPO occurs), although we expect to not be an emerging growth company sooner. Our status as an emerging growth company will end as soon as any of the following takes place:

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

We cannot predict if investors will find our common stock less attractive by our reliance on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

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

Our share price may be volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from approximately $1.80 to $10.74 per share from June 12, 2019 to March 24, 2020. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or perceived impact on our business due to the COVID-19 pandemic;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	the financial projections we may provide to the public, and any changes in projected operational and financial results;
•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of technological innovations or new offerings by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	additions or departures of key personnel;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	reaction to our press releases and filings with the SEC;
•	changes in accounting principles;
•	lawsuits threatened or filed against us;
•	fluctuations in operating performance and the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in laws or regulations applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	the expiration of contractual lock-up periods;

•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events; and
•	general economic and market conditions.

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

An active trading market for our common stock may not be sustained, and you may not be able to resell your common stock at a desired market price.

Our shares of common stock began trading on the Nasdaq Capital Market on June 12, 2019. Prior to our IPO, there was no public market for our common stock. Although our common stock is listed on the Nasdaq Capital Market, an active trading market for our shares may not be sustained. If an active market for our common stock is not sustained, you may not be able to sell your shares quickly or at a desired market price. If no active trading market for our common stock is sustained, you may be unable to sell your shares when you wish to sell them or at a price that you consider attractive or satisfactory. The lack of an active market may also adversely affect our ability to raise capital by selling securities in the future or impair our ability to acquire businesses or technologies using our shares as consideration.

If securities or industry analysts either do not publish research about us, discontinue research coverage, or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

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

Net revenue and operating results are difficult to forecast because they generally depend on the volume, timing and type of orders we receive, all of which are uncertain. We base our expense levels and investment plans on our estimates of total net revenue and gross margins using human judgment combined with our machine learning, natural language processing and data analytics. We cannot be sure the same growth rates, trends and other key performance metrics are meaningful predictors of future growth. If our assumptions and calculations prove to be wrong, we may spend more than we anticipate acquiring and retaining customers or may generate less net revenue than anticipated, any of which could have a negative impact on our business and results of operations. In addition, as we enter a new consumer product market, we may initially provide discounts to customers to gain market traction, and the amount and effect of these discounts may vary greatly. Finally, we are evaluating our total addressable market with respect to new product offerings and new markets. These estimates of total addressable market and growth forecasts are subject to significant uncertainty, are based on assumptions and estimates that may not prove to be accurate and are based on data published by third parties that we have not independently verified. Even if the market in which we compete meets the size estimates and growth forecasted in our publicly-filed documents, our business could fail to grow at similar rates, if at all.

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

Future sales and issuances of our capital stock, or the perception that such sales may occur, could cause our stock price to decline.

Our officers and directors have agreed, subject to specified exceptions, not to dispose of or hedge any of our common stock until June 12, 2020 (the date that is twelve months after the date of the final prospectus for our IPO, dated as of June 12, 2019, and filed with the SEC pursuant to Rule 424(b)(4) on June 13, 2019 (File No. 333-231381) (the “Final Prospectus”)). Certain holders of our outstanding securities have agreed, subject to specified exceptions, not to dispose of or hedge our common stock until (i) March 12, 2020 (a period of 9 months after the date of the Final Prospectus), (ii) June 12, 2020 (a period of 12 months after the date of the Final Prospectus), (iii) September 12, 2020 (a period of 15 months after the date of the Final Prospectus), (iv) December 12, 2020 (a period of 18 months after the date of the Final Prospectus), or (v) March 12, 2021 (a period of 21 months after the date of the Final Prospectus). However, Roth Capital Partners, LLC, may release all or any portion of the shares subject to the lock-up restrictions prior to the expiration of the restricted periods.

We may issue additional securities following the date of this Annual Report on Form 10-K. Our amended and restated certificate of incorporation authorizes us to issue up to 500,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock.

Future sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock is eligible for sale as are shares of common stock issuable under vested and exercisable stock options. An aggregate of 2,426,015 shares of restricted common stock granted to certain of our employees, including certain of our executive officers, pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) will vest in four equal installments on March 13, 2020, June 14, 2020, December 14, 2020 and June 14, 2021, and we expect our stock-based compensation expense to increase materially in the future from the issuance and vesting of restricted common stock granted pursuant to the 2019 Equity Plan. In addition, an aggregate of 149,957 shares of restricted common stock granted to certain of our employees, including certain of our executive officers and directors pursuant to the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan will, (i) with respect to 64,982 shares of restricted common stock, vest in full on June 14, 2020 and (ii) with respect to 84,975 shares of restricted common stock, vest monthly in equal installments starting one month after the one year anniversary of the vesting commencement date, with one-fourth of the award vesting on the one year anniversary of the vesting commencement date. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate, or at all.

Moreover, we filed a registration statement for the public resale by stockholders owning 66.8% of our outstanding common stock on December 10, 2019, which was declared effective on December 30, 2019. Registration of these shares under the Securities Act of 1933, as amended (the “Securities Act”), resulted in the shares becoming freely tradable without restriction under the Securities Act, except for shares held by our affiliates and subject to certain other conditions, such as the lock-up restrictions described above. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Substantial blocks of our total outstanding shares may be sold into the market when the lock-up period ends. If there are substantial sales of shares of our common stock, or the market perception that such sales may occur, the price of our common stock could decline.

The price of our common stock could decline if there are substantial sales of our common stock, particularly sales by our directors, executive officers and significant stockholders, or if there is a large number of shares of our common stock available for sale and the market perceives that sales will occur. Certain shares held by our directors, officers and stockholders and holders of options are currently restricted from resale as a result of a contractual “lock-up” restriction. These shares will become available to be sold at varying times following the expiration of the applicable lock-up period.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business. In addition, our revolving credit facility and term loan contain restrictive covenants that limit our ability to pay dividends. Consequently, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of December 31, 2019, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially own approximately 57.6% of our common stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders, oppose them. Additionally, these stockholders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. This control may materially adversely affect the market price of our common stock.

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

The Delug Voting Agreement became effective on June 12, 2019, and it will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Delug’s death. The definition of “Deemed Liquidation Event” in the Delug Voting Agreement is the same as the definition in the Restated Voting Agreement. In addition, the rights and obligations under the Delug Voting Agreement will terminate with respect to shares of capital stock sold by Mr. Delug in connection with any arm’s length transaction to a third party that is not an affiliate of Mr. Delug or any other individual or party that has a direct or indirect familial relationship with Mr. Delug.

We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. We expect that compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

We believe that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2019, we had offices, including shared workspaces, in five locations.

Our New York office with approximately 5,200 square feet of space is our corporate headquarters and is leased for a term of five years expiring in March 2020. In February 2020, we have extended our New York office lease by one year to March 31, 2021. Our China office is leased for a term of two years expiring in June 2021. Our other offices are either shared workspaces or leases with a short-term commitment (month to month).

Item 3. Legal Proceedings.

From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations, primarily with respect to the sale of our consumer products. We believe that there are no pending lawsuits or claims that, individually or in the aggregate, may have a material effect on our business, financial condition or operating results.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “MWK”.

Holders of Record

As of December 31, 2019, there were approximately 257 holders of record of our common stock.

Stock Performance Graph

We are a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide a performance graph.

Dividends

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings, if any, to finance the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors or any authorized committee thereof after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors or such committee deems relevant, and subject to the restrictions contained in our current or future financing instruments.

Pursuant to the Amended and Restated Credit and Security Agreement, dated as of November 23, 2018, with MidCap Funding X Trust as Agent (“MidCap”) and the lenders party thereto, as amended (the “MidCap Credit Agreement”), we are prohibited from paying any dividends without the prior written consent of MidCap. Additionally, pursuant to the Venture Loan and Security Agreement, dated December 31, 2018 with Horizon Technology Finance Corporation (“Horizon”) as lender and collateral agent (the “Horizon Loan Agreement”), we are prohibited from paying any dividends without the prior written consent of Horizon.

Unregistered Sales of Equity Securities and Use of Proceeds

In addition to the issuance of the securities disclosed on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, since our incorporation in March 2018 we have issued the following securities (after giving effect to the 1-for-3.9 reverse stock split effected on May 24, 2019) that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1) On March 26, 2018, we issued and sold an aggregate of 897,435 shares of common stock at a price of $0.00039 per share to accredited investors for aggregate gross proceeds of approximately $350.

The issuance of shares of our common stock in the above transaction was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the Securities and Exchange Commission (the “SEC”).

(2) On September 4, 2018, pursuant to the Merger Agreement, MGH Merger Sub, Inc. merged with and into Mohawk Opco, with Mohawk Opco remaining as the surviving entity and becoming a wholly-owned operating subsidiary the Registrant. The Merger became effective as of the Effective Time.

At the Effective Time, each outstanding share of Mohawk Opco’s common and preferred stock (other than shares of Mohawk Opco’s Series C Preferred Stock) issued and outstanding immediately prior to the closing of the Merger was exchanged for 0.31310798 shares of our common stock, each outstanding share of Mohawk Opco’s Series C Preferred Stock issued and outstanding immediately prior to the closing of the Merger was exchanged for 0.2564103 shares of our common stock and each outstanding warrant to purchase shares of Mohawk Opco’s Series C Preferred Stock was exchanged for a warrant to purchase 0.2564103 shares of our common stock and retained the exercise price per share of $15.60. As a result, an aggregate of 10,636,755 shares of our common stock were issued to the holders of Mohawk Opco’s capital stock after adjustments due to rounding for fractional shares and warrants to purchase 44,871 shares of our common stock were issued to former holders of warrants to purchase shares of Mohawk Opco’s Series C Preferred Stock. In addition, pursuant to the Merger Agreement, options to purchase 302,911 shares of Mohawk Opco’s common stock issued and outstanding immediately prior to the closing of the Merger with a weighted average exercise price of $7.49 were assumed and exchanged for options to purchase 369,885 shares of our common stock with a weighted average exercise price of $6.16.

The issuance of shares of our common stock and options to purchase shares of our common stock to holders of Mohawk Opco’s capital stock and options in connection with the Merger was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC. Of the 10,636,755 shares of our common stock issued to holders of Mohawk Opco’s capital stock, (1) 10,630,919 shares of our common stock were issued to 208 stockholders, each of which was an “accredited investor” as defined in Rule 501(a) under the Securities Act (the “Accredited Stockholders”), and (2) 5,836 shares of our common stock were issued to six stockholders (the “Other Stockholders”). The shares of our common stock were issued to (1) the Accredited Investors pursuant to Rule 506(b) of Regulation D promulgated by the SEC, and (2) the Other Stockholders pursuant to Section 4(a)(2) of the Securities Act. Each of the Other Stockholders received an information statement regarding the Merger, Mohawk Opco and our company prior to the issuance of our common stock.

(3) On September 4, 2018, we issued warrants to purchase an aggregate of 196,364 shares of our common stock with an exercise price of $15.60 per share to certain accredited investors as consideration for providing certain placement agent services to Mohawk Opco.

The issuance of shares of our common stock and warrants in the above transaction was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC.

(4) On December 31, 2018, we issued warrants to purchase an aggregate of 76,923 shares of its common stock with an exercise price of $15.60 per share to Horizon as part of the Horizon Loan Agreement.

The issuance of the warrants to purchase shares of our common stock in the above transaction was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506(b) of Regulation D promulgated by the SEC.

(5) On December 28, 2018, we granted to certain of our directors, officers, employees, consultants and other service providers options to purchase an aggregate of 1,547,938 shares of our common stock under the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) with an exercise price of $9.72 per share.

The issuances of the options to purchase shares of our common stock pursuant to the above were not registered under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

(6) On March 20, 2019, we issued an aggregate of 2,406,618 restricted shares of our common stock to certain of our directors, officers, employees, consultants and other service providers pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”).

The issuances of the restricted shares of our common stock pursuant to the above were not registered under the Securities Act in reliance upon Rule 701 promulgated under the Securities Act pursuant to benefit plans and contracts relating to compensation as provided under Rule 701.

Use of Proceeds from Registered Securities

On June 12, 2019, our registration statement on Form S-1 (File No. 333-231381), as amended, relating to our initial public offering (“IPO”) of common stock was declared effective by the SEC. The IPO closed on June 14, 2019, at which time we issued 3,600,000 shares of our common stock at an initial offering price to the public of $10.00 per share for gross proceeds of $36.0 million. We received net proceeds from the IPO of approximately $29.4 million, after deducting the underwriting discount of $2.5 million and other estimated offering-related expenses paid or payable by us of $4.1 million. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities, or to their associates, or to our affiliates. Roth Capital Partners, LLC and A.G.P./Alliance Global Partners acted as joint book-running managers, with National Securities Corporation as co-manager for the offering.

Shares of our common stock began trading on the Nasdaq Capital Market on June 12, 2019. The shares were registered under the Securities Act on a registration statement on Form S-1 (File No. 333-231381), as amended.

As of December 31, 2019, we have used $11.8 million of the net offering proceeds.

There have been no material changes in the planned use of proceeds from the IPO from that described in our final prospectus for our IPO, dated as of June 12, 2019, and filed with the SEC pursuant to Rule 424(b)(4) on June 13, 2019 (File No. 333-231381) (“Final Prospectus”), other than that we are no longer considering the acquisition of a home décor company and a personal wellness company described in the Final Prospectus and therefore no proceeds from our IPO will be used for such purpose.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in Part I, “Item 1A. Risk Factors” in this Annual Report on Form 10-K. All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us as of the time we file this Annual Report on Form 10-K and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

Mohawk is a rapidly growing technology-enabled consumer products company. Mohawk was founded on the premise that if a CPG company was founded today, it would apply A.I. and machine learning, the synthesis of massive quantities of data and the use of social proof to identify and validate high caliber product offerings and market opportunities, as opposed to over-reliance on brand value and other traditional marketing tactics.

We have launched and sold hundreds of SKUs on Amazon and other e-commerce platforms. Through the success of a number of those products, we have grouped them and have incubated four owned and operated brands: hOmeLabs, Vremi, Xtava and RIF6. These product categories include home and kitchen appliances, kitchenware, environmental appliances (i.e., dehumidifiers and air conditioners), beauty related products and, to a lesser extent, consumer electronics.

We believe we are reinventing how to rapidly and successfully identify new product and market opportunities, and to launch, autonomously market and sell products in the rapidly growing global e-commerce market by leveraging our proprietary software technology platform, known as AIMEE. AIMEE combines large quantities of data, A.I., machine learning and other automation algorithms, at scale, to allow rapid opportunity identification and automated online sales and marketing of consumer products.

AIMEE sources data from various e-commerce platforms, the internet and publicly available data, allowing us to estimate and determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. AIMEE is also connected, through APIs, to multiple e-commerce platforms. This allows us to automate the purchase of marketing, automate various parts of our fulfillment and logistics operations and to automate the pricing changes on product listings. We generate revenue primarily through the online sales of our various digital native consumer products and substantially all of our sales are made through the Amazon U.S. marketplace.

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

Each of our products typically goes through the Launch phase and depending on its level of success is moved to one of the other phases as further described below:

i.

Launch phase: During this phase, we leverage our technology to target opportunities identified using AIMEE. During this period of time and due to the combination of discounts and investment in marketing, our net margin for a product could be as low as approximately negative 35%. Net margin is calculated by taking net revenue less cost of goods sold, less fulfillment, online advertising and selling expenses. These costs primarily reflect the estimated variable costs related to the sale of a product.

ii.

Sustain phase: Our goal is for every product we launch to enter the sustain phase and become profitable, with a target average of positive 10% net margin, within approximately three months of launch on average. Net margin reflects a combination of manual and automated adjustments in price and marketing spend. Over time, our products benefit from economies of scale stemming from purchasing power both with manufacturers and with fulfillment providers.

iii.

Milk phase or Liquidate phase: If a product does not enter the sustain phase or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell the remaining inventory. In order to enter the milk phase, we believe that a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. As of the date of this Annual Report on Form 10-K, none of our products have achieved the milk phase and we can provide no assurance that any of our products will do so in the future.

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

The following table shows the number of launches of new products included in our net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year. The growth in our direct net revenue versus the comparable prior year period is the period over period growth of direct sales channel (i.e. direct to consumer sales).

	Year-Ended December 31,
	2018	2019

Launches of new products	11	32
Growth in direct net revenue versus comparable previous year period	92.0%	61.3%

Our growth in direct revenue can be impacted by the timing and the season in which products are launched.  For example, 18 of our 32 products launches for the year-ended December 31, 2019, occurred in December 2019 the last month of the year. For the year-ended December 31, 2018, 10 of the 11 product launches occurred during the third and fourth quarter of 2018, five in each quarter.

Financial Operations Overview

Net Revenue

We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct to consumer sales, which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all our sales made through Amazon.com. For our consumer product sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

In 2018, predominantly through pilot programs, we began offering third party brands access to AIMEE through our managed SaaS business.

Cost of Goods Sold—Cost of goods sold is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. The Office of the U.S. Trade Representative (“USTR”) has imposed additional tariffs on products imported from China. We contract manufacturers, through purchase orders, predominantly in China, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impacts a significant number of our products. If proposed increases are enacted, the tariffs would impact all of our products. We believed tariff increases that were previously announced and subsequently postponed by the USTR would have impacted our cost of goods sold at the end of the third quarter of 2019 as we expected to sell-through our pre-tariff inventory. We planned our inventory purchases to delay the tariff impact and once we sold through our pre-tariff inventory we expected to raise prices to offset the tariff impact. Our pricing actions were intended to offset the full gross margin impact of tariff increases, if they were enacted. However, there were no assurances that these pricing actions would not reduce customer orders if these tariffs were implemented or if additional tariffs are implemented in the future.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, warehouse costs and employee compensation and benefits. Costs associated with our advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. Shipping and handling expense is included in our condensed consolidated statements of operations in sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms (“FBA”) or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., FBM, or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”). After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. In the fourth quarter of 2019, we began expanding our third-party warehouse network to add FBM One Day Prime delivery. We believe this expansion will cover approximately 90% of the U.S. market by approximately the end of the first quarter of 2020.  We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers as the average last mile shipping zones will decrease due to our increased reach.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal and human resources, facility costs, travel, professional service fees and other general overhead costs, including the costs of being a public company.

Interest Expense, Net— Interest expense, net includes the interest cost from our credit facility and term loans and includes amortization of deferred finance costs and debt discounts from our current and prior credit facilities and prior term loan with MidCap and our current term loan with Horizon.

Inflation and Changing Prices

We believe that inflation and changing prices have had an immaterial effect on our net revenue or our business, financial condition or results of operations during the years-ended December 31, 2018 and 2019.

Other Operating and Financial Data:

We have presented the following non-GAAP measures to assist investors in understanding our core net operating results on an on-going basis: (i) Contribution Margin; (ii) Contribution margin as a percentage of net revenue; (iii) Adjusted EBITDA; and (iv) Adjusted EBITDA as a percentage of net revenue. These non-GAAP financial measures may also assist investors in making comparisons of the Company’s core operating results with those of other companies.

We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue are useful to investors in assessing the operating performance of our business without the effect of non-cash items, while Contribution margin and Contribution margin as a percentage of net revenue are useful to investors in assessing the operating performance of our products as they represent our operating results without the effects of fixed costs and non-cash items.  Contribution margin, Contribution margin as a percentage of net revenues, EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue, should not be considered in isolation or as alternatives to net loss, loss from operations or any other measure of financial performance calculated and prescribed in accordance with GAAP.

We recognize that both EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue, have limitations as analytical financial measures. For example, neither EBITDA nor Adjusted EBITDA reflects:

•	our capital expenditures or future requirements for capital expenditures or merger and acquisitions;
•	the interest expense or the cash requirements necessary to service interest expense or principal payments, associated with indebtedness;

•

depreciation and amortization, which are non-cash charges, although the assets being depreciated and amortized will likely have to be replaced in the future, or any cash requirements for the replacement of assets; or

•	changes in cash requirements for our working capital needs.

Additionally, Adjusted EBITDA excludes non-cash expense for stock-based compensation, which is an element of our overall long-term incentive compensation package.

	Year-Ended December 31,
	2018	2019

Contribution margin	$(7,789)	$2,489
Contribution margin as a percentage of net revenue	(10.6)%	2.2%
EBITDA	$(29,162)	$(54,191)
Adjusted EBITDA	$(28,557)	$(19,469)
Adjusted EBITDA as a percentage of net revenue	(39.0)%	(17.0)%

Contribution Margin

Contribution margin represents operating loss plus general and administrative expenses, research and development expenses and fixed sales and distribution expenses. Contribution margin as a percentage of net revenues represents Contribution margin divided by net revenue. The following table provides a reconciliation of Contribution margin to operating loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Year-Ended December 31,
	2018	2019

Operating loss	$(29,429)	$(54,333)
Add:
General and administrative expenses	11,290	33,506
Research and development expenses	3,655	10,661
Sales and distribution fixed expenses, including stock-based compensation expense	6,695	12,655
Contribution margin	$(7,789)	$2,489
Contribution margin as a percentage of net revenue	(10.6)%	2.2%

Adjusted EBITDA

EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense.  Adjusted EBITDA represents EBITDA plus stock-based compensation expense and other expense, net.  As used herein, Adjusted EBITDA as a percentage of net revenues represents Adjusted EBITDA divided by net revenue.  The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Year-Ended December 31,
	2018	2019

Net loss	$(31,823)	$(58,789)
Add (deduct)
Provision for income taxes	55	29
Interest expense, net	2,353	4,386
Depreciation and amortization	253	183
EBITDA	(29,162)	(54,191)
Other (Income) expense, net	(14)	41
Stock-based compensation	619	34,681
Adjusted EBITDA	$(28,557)	$(19,469)
Adjusted EBITDA as a percentage of net revenue	(39.0)%	(17.0)%

Results of Operations

Comparison of Years Ended December 31, 2018 and 2019

The following table summarizes our results of operations for the years ended December 31, 2018 and 2019, together with the changes in those items in dollars:

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Net revenue	$73,279	$114,451	$41,172	56.2%
Cost of goods sold	47,296	69,411	22,115	46.8
Gross profit	25,983	45,040	19,057	73.3
Sales and distribution expenses (1)	40,467	55,206	14,739	36.4
Research and development expenses (1)	3,655	10,661	7,006	191.7
General and administrative expenses (1)	11,290	33,506	22,216	196.8
Total operating expenses	55,412	99,373	43,961	79.3
Operating loss	(29,429)	(54,333)	(24,904)	84.6
Interest expense, net	2,353	4,386	2,033	86.4
Other (income) expense, net	(14)	41	55	(392.9)
Loss before income taxes	(31,768)	(58,760)	(26,992)	85.0
Provision for income taxes	55	29	(26)	(47.3)
Net loss	$(31,823)	$(58,789)	$(26,966)	84.7%

(1)Amounts include stock-based compensation expense as follows:

	Years-end December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$69	$7,358	$7,289	10563.8%
Research and development expenses	25	5,711	5,686	22,744.0
General and administrative expenses	525	21,612	21,087	4,016.6
Total stock-based compensation expense	$619	$34,681	$34,062	5502.7%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Year-Ended December 31,
	2018	2019
Net revenue	100.0%	100.0%
Cost of goods sold	64.5	60.6
Gross margin	35.5	39.4
Sales and distribution expenses	55.2	48.2
Research and development expenses	5.0	9.3
General and administrative expenses	15.4	29.3
Total operating expenses	75.6	86.8
Operating loss	(40.1)	(47.4)
Interest expense, net	3.2	3.8
Other (income) expense, net	0.0	0.0
Loss before income taxes	(43.3)	(51.2)
Provision for income taxes	0.1	0.0
Net loss	(43.4)%	(51.2)%

Net Revenue

Revenue by Sales Channels: The following table sets forth our net revenue disaggregated by sales channels:

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Direct	$69,055	$111,358	$42,303	61.3%
Wholesale	3,728	1,408	(2,320)	(62.2)
Managed SaaS	496	1,685	1,189	239.7
Net revenue	$73,279	$114,451	$41,172	56.2%

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

	Year-Ended December 31,
	2018	2019
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$34,017	$64,521
Small home appliances	14,800	24,621
Cosmetics, skincare, and health supplements	2,464	11,195
Cookware, kitchen tools and gadgets	11,463	6,872
Hair appliances and accessories	6,510	3,341
All others	3,529	2,216
Total net product revenue	72,783	112,766
Managed SaaS	496	1,685
Total net revenue	$73,279	$114,451

Net revenue increased $41.2 million, or 56.2%, to $114.5 million during the year-ended December 31, 2019 compared to $73.3 million for the year-ended December 31, 2018. The increase was primarily attributed to increased direct sales volume of $42.3 million from new products launched in 2019 and the full year 2019 impact of products released in 2018. We also saw a decrease in wholesale revenue of $2.3 million versus the prior year. Although the wholesale market is not a strategic focus, we may market mature products within our portfolio that reach liquidation phase via wholesale arrangements. Finally, we saw an increase in managed SaaS revenue of $1.2 million for 2019 from full year revenue of brands signed in late 2018 and certain AIMEE pilot programs offered to third party brands in 2019.

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $34.0 million in net revenue in 2018 and accounted for $64.5 million in net revenue for 2019, an increase of  89.7% versus 2018 from new products launched and growth in our existing products. We continued to expand our small home appliances products, which increased in net revenue to $24.6 million in 2019, an increase of 66.4% as compared to 2018. We started to sell cosmetics, skincare, and health supplements in 2018 which generated $2.5 million in net revenue for 2018 and $11.2 million in net revenue in 2019, an increase of $8.7 million. Net revenue from cookware, kitchen tools and gadgets decreased year-over-year by approximately $4.6 million as we focused the products in the category to only the most profitable SKUs. We recorded fewer sales of hair appliances and accessories and all other categories as we continue to focus our overall product portfolio, reducing net revenue from $10.0 million in 2018 to $5.6 million in 2019, a decrease of $4.5 million.

Cost of Goods Sold and Gross Margin

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Cost of goods sold	$47,296	$69,411	$22,115	46.8
Gross profit	$25,983	$45,040	$19,057	73.3

Cost of goods sold increased $22.1 million, or 46.8%, to $69.4 million during the year-ended December 31, 2019 compared to $47.3 million for the year-ended December 31, 2018. The increase was primarily attributed to increased sales volume from new products launched in 2019 and the full year 2019 impact of products released in 2018.

Gross margin increased to 39.4% for the year-ended December 31, 2019 compared to 35.5% for the year-ended December 31, 2018.  The improvement in gross margin was due to the increase in direct sales, which carry better margins than our wholesale business, improved product unit economics, as compared to the year-ended December 31, 2018, and the increase in our managed SaaS business. The year-ended December 31, 2018 includes a recall charge of $1.6 million.  The year-ended December 31, 2019 includes the recall reserve reversal of $1.4 million, an accrual for governmental agency penalties of $0.3 million, liquidation charges of certain older products and expired health supplement products of $0.8 million. In addition, our gross margin may be impacted by our product mix (i.e., number of products in the sustain or launch phase).

Sales and Distribution Expenses

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Sales and distribution expenses	$40,467	$55,206	$14,739	36.4

Sales and distribution expenses increased by $14.7 million from $40.5 million for the year-ended December 31, 2018 to $55.2 million for the year-ended December 31, 2019. The increase in sales and distribution expenses for the year-ended December 31, 2019 compared to the prior year period was primarily attributable to the increase in sales volumes and the resulting increase in net revenue, which increased e-commerce platform commissions, online advertising and logistic expenses by $8.8 million to $42.6 million for the year-ended December 31, 2019 from $33.7 million in 2018 and an increase in stock-based compensation which rose from $0.1 million for the year-ended December 31, 2018 to $7.4 million for the year-ended December 31, 2019. Sales and distribution expenses fixed costs (i.e., salary, office expenses) decreased by $1.3 million from $6.6 million for the year-ended December 31, 2018 to $5.3 million for the year-ended December 31, 2019 as we relocated certain creative and operation functions to lower costs regions. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Plan and grants of restricted stock awards pursuant to the 2019 Plan, which we began to expense as of the closing date of our IPO.

As a percentage of net revenue, sales and distribution expenses decreased to 48.2% in the year-ended December 31, 2019 from 55.2% in the year-ended December 31, 2018. E-commerce platform commissions, online advertising and logistic expenses included within sales and distribution expenses, as a percentage of net revenue, were 37.2% for the year-ended December 31, 2019 as compared to 46.1% for the year-ended December 31, 2018. These variable costs decreased as we started, late in the second quarter of 2018, to fulfill product sales ourselves, leveraging our direct fulfillment platform (i.e., FBM), instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. We have also been expanding our automation of online advertising spend as part of our product management, including launches, which reduces our marketing spend per product. We may see future period improvements in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Research and development expenses	$3,655	$10,661	$7,006	191.7

Research and development expenses increased by $7.0 million from 3.7 million for the year-ended December 31, 2018 to $10.7 million for the year-ended December 31, 2019. The increase in research and development expenses was attributable to an increase in our developers and related development support costs of $1.3 million as we continue to invest in AIMEE and stock-based compensation expense of $5.7 million. The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan which we began to expense as of the closing date of our IPO.

General and Administrative Expenses

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
General and administrative expenses	$11,290	$33,506	$22,216	196.8

General and administrative expenses increased by $22.2 million from $11.3 million for the year-ended December 31, 2018 to $33.5 million for the year-ended December 31, 2019. The increase in general and administrative expenses was primarily attributable to an increase in stock-based compensation expense of $21.1 million from the issuance of stock options to employees and an increase in insurance expense, primarily related to directors and officers insurance, of $2.0 million which commenced as of the closing date of our IPO, offset by a decrease in salary, office costs and professional fees of $0.9 million.  The increase in stock-based compensation expense relates to stock options granted in December 2018 pursuant to the 2018 Plan and grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

Total Operating Expenses

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Total operating expenses	$55,412	$99,373	$43,961	79.3

Total operating expenses increased by $44.0 million from $55.4 million for the year-ended December 31, 2018 to $99.4 million for the year-ended December 31, 2019.  The increase is attributable to the increase in sales volumes and the resulting increase in net revenue, which increased e-commerce platform commissions, online advertising and logistic expenses (i.e., variable expenses) by $8.8 million for the year-ended December 31, 2019, an increase in stock-based compensation expense of $34.1 million from the issuance of stock options to employees in the fourth quarter of 2018 and slight increase in fixed costs, predominately research and development expenses, of $1.1 million.

Interest expense, net

	Year-Ended December 31,		Change
	2018	2019	Amount	%
	(in thousands)
Interest expense, net	$2,353	$4,386	$2,033	86.4

Interest expense, net increased by $2.0 million from $2.4 million for the year-ended December 31, 2018 to $4.4 million for the year-ended December 31, 2019. The increase was primarily related to interest expense from increased borrowings from our credit facility with MidCap and our term loan with Horizon. We expect interest expense to continue to increase as we continue to utilize our credit facility and purchase additional inventories as part of our growth strategy.

Liquidity and Capital Resources

Cash Flows for Years Ended December 31, 2018 and 2019

The following table provides information regarding our cash flows for the years ended December 31, 2018 and 2019, respectively (in thousands):

	Year- Ended December 31,
	2018	2019
	(in thousands)
Cash used in operating activities	$(30,345)	$(25,200)
Cash used in investing activities	(26)	(1,284)
Cash provided by financing activities	45,293	36,566
Effect of exchange rate on cash	(11)	(1)
Net change in cash and restricted cash for period	$14,911	$10,081

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.2 million for the year-ended December 31, 2019 compared to $30.3 million of net cash used in operating activities for the year-ended December 31, 2018. The decrease of $5.1 million in cash used in operating activities was primarily due to the decrease in cash operating losses in the year-ended December 31, 2019 of $7.5 million as compared to prior year. Cash used in operating activities was impacted by a decrease in working capital of $2.4 million as compared to the prior year from inventory, offset by accounts payable, accruals and other liabilities.

Net Cash Used in Investing Activities

Net cash used in investing activities was $1.3 million for the year-ended December 31, 2019 and was primarily attributable to the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”).

Net Cash Provided by Financing Activities

For the year-ended December 31, 2018, cash provided by financing activities was $45.3 million primarily due to the proceeds from Mohawk Opco’s Series C financing of $27.4 million, net of expenses, borrowings from the New Credit Facility (as defined below) of $10.9 million and proceeds from the Term Loan (as defined below) of $14.8 million, net of expenses, for the year-ended December 31, 2018, offset by the repayments of the 2017 Term Loan of $6.8 million and payments of $0.9 million equity offering costs which were deferred.

For the year-ended December 31, 2019, cash provided by financing activities of $36.6 million was primarily from the net proceeds of our IPO of $30.6 million, net proceeds from insurance financing of $1.0 million and $5.0 million in credit facility borrowings net of payments related to debt issuance costs.

Sources of Liquidity

Liquidity and Going Concern- We are an early-stage growth company. Accordingly, we endeavor to continuously invest in the launch of new products, the development of our software, and the expansion of our sales and distribution infrastructure in order to accelerate revenue growth and scale operations to support such growth. To fund these investments, we have historically obtained financing and raised capital since our inception with the expectation that we will generate profits in the future. We intend to continue to our strategy of investing in growth by launching new products, developing our software and expanding our sales and distribution operations for the foreseeable future.

As a result of our historical investments, we incurred operating losses of $54.3 million for the year-ended December 31, 2019, an accumulated deficit of $129.8 million, cash on hand of $30.4 million, and total outstanding borrowing from lenders of $35.1 million with no available capacity on borrowings as of December 31, 2019. Since inception through December 31, 2019, we have raised $102.0 million in equity financing to fund our operations, including the net proceeds from our IPO.

At the time of the preparation of our December 31, 2019 consolidated financial statements, management’s financial forecast for the next 12 months includes a number of actions to improve results of operations and cash flow. However, the COVID-19 virus and other factors creates significant uncertainty regarding our ability to implement and execute on our plans which include:

•	Revenue growth from existing product sales and new product launches;
•	Improvement in gross margins thorough better costing and product mix;
•	Improvement in fulfillment-related costs; and
•	Extension of certain vendor terms with certain manufacturers.

In addition, while we anticipate we will remain in compliance with the covenants prescribed by its existing financing arrangements, there can be no assurance that our operating forecast and cash flows for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that we will be able to maintain compliance with these covenants or generate sufficient liquidity to fund its ongoing operations.  These negative financial conditions raise substantial doubt about our ability to continue as a going concern as of December 31, 2019.

Management plans to continue to closely monitor our operating forecast and cash flows, and we may pursue additional sources of financing and/or capital to fund our operations.  If we are unable to improve our operating results, increase our operating cash inflows, and/or obtain additional sources of financing and capital on acceptable terms (if at all), we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or otherwise significantly reduce the scope of our business.

Coronavirus Outbreak

In January 2020, the recent outbreak of a novel strain of coronavirus was first identified that had an unfavorable impact to our key manufacturing partners.  Substantially all of our products are sourced and manufactured in China, including new products that it expects to launch during 2020. In addition, we rely upon our team in Shenzhen for a number of functions relating to product sourcing and development, among other things. Our key manufacturing partner in China that was re-opened as of February 10, 2020 and reached over 90% capacity early in March 2020. This key manufacturer is expected to manufacture over 30% of our inventory in 2020.

In late March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States. COVID-19 (coronavirus) has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 (coronavirus), and there are many unknowns. In light of the uncertainty as to the severity and duration of the pandemic, the impact on our revenues, profitability and financial position is uncertain at this time.

MidCap Credit Facility and Term Loan

On November 23, 2018, we exited the three-year, $15.0 million revolving credit facility (the “2017 Credit Facility”) with MidCap pursuant to the MidCap Credit Agreement and entered into the three-year, $25.0 million revolving credit facility (the “Credit Facility”) with MidCap. The Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of our eligible accounts receivable and eligible inventory. The Credit Facility bears interest at LIBOR plus 5.75% for outstanding borrowings. We are required to pay a facility availability fee of 0.5% on the average unused portion of the facility. The Credit Facility contains a minimum liquidity financial covenant that requires us to maintain a minimum of $5.0 million in cash on hand or availability in the Credit Facility. In 2018, we incurred approximately $1.3 million in debt issuance costs which has been offset against the debt and will be expensed over the term of the facility. Unamortized debt issuance costs of $0.7 million, relating to the 2017 Credit Facility, will be amortized in accordance with the terms of the Credit Facility. As of December 31, 2018, there was $14.5 million outstanding on the Credit Facility and an available balance of approximately $0.8 million. As of December 31, 2018, we were in compliance with the financial covenants contained in the Credit Facility. As of December 31, 2019, there was $21.7 million  outstanding on the Credit Facility and an available balance of approximately $0.0 million. As of December 31, 2019, we were in compliance with the financial covenants contained in the Credit Facility.

We recorded interest expense from the credit facilities of approximately $1.2 million and  $2.5 million for the year-ended December 31, 2018 and 2019, respectively, which included $0.4 million and $0.7 million relating to issuance costs, respectively.

On December 31, 2018, we repaid the $7.0 million term loan (the “2017 Term Loan”) with MidCap for $4.9 million as part of the entering into the Horizon Loan Agreement, including $0.1 million of a prepayment penalty. We expensed the remaining debt issuance costs related to the 2017 Term Loan of $0.2 million including warrants. We recorded interest expense from the 2017 Term Loan of less than $0.8 million and $0.0 million for the year-ended December 31, 2018 and 2019, respectively, which included less than $0.1 million and less than $0.0 million relating to debt issuance costs, respectively.

Horizon Term Loan

On December 31, 2018, we entered into the Horizon Loan Agreement with Horizon. As part of the Horizon Loan Agreement, we obtained a four-year, $15.0 million term loan (the “Term Loan”). The Term Loan bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50% for outstanding borrowings. Payments on principal are made on a monthly basis and the maturity date of the Term Loan is January 2023. The Horizon Loan Agreement contains minimum required EBITDA financial covenants that require us to achieve EBITDA of certain amounts based on the amount that we are permitted to borrow under the Credit Facility (the “Revolving Line Indebtedness Cap”). The Horizon Loan Agreement also requires minimum cash on hand at all times of $5.0 million and contains a cash collateral covenant that requires us to maintain a cash collateral account with an amount based on the Revolving Line Indebtedness Cap. The Horizon Loan Agreement also contains restrictive covenants that limit our ability to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, acquire other companies, pay dividends, incur additional indebtedness and liens and enter into new businesses, without Horizon’s consent.

As of December 31, 2018, there was $15.0 million outstanding on the Term Loan and we were in compliance with the financial covenants contained in the Term Loan. We recorded interest expense from the Term Loan of $1.5 million for the year-ended December 31, 2018, which included $0.1 million relating to debt issuance costs. As of December 31, 2019, there was $15.0 million outstanding on the Term Loan and we were in compliance with the financial covenants contained in the Term Loan. We recorded interest expense from the Term Loan of  $1.5 million for the year-ended December 31, 2019, which included $0.3 million relating to debt issuance costs.

Contractual Obligations

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

2019 Equity Plan and Former Transaction Bonus Plan

Effective March 20, 2019, we established the 2019 Equity Plan. All awards previously allocated under our Transaction Bonus Plan, effective July 9, 2018 (the “Transaction Bonus Plan”) were replaced with grants under the 2019 Equity Plan.

The 2019 Equity Plan was adopted (i) to retain the best available personnel to ensure our success and accomplish our goals, and (ii) to incentivize our employees, directors and consultants with long-term equity-based compensation to align their interests with the interests of our stockholders, in both cases providing for additional compensation for which value will be recognized upon a liquidity event.

A total of 2,426,036 shares of our common stock have been reserved for issuance under the 2019 Equity Plan. The shares of our common stock to be issued under the 2019 Equity Plan shall be authorized, but unissued or reacquired shares, including shares that we repurchased on the open market or otherwise. Any shares that are forfeited, cancelled or are subject to an award that expires shall again be available for issuance under the 2019 Equity Plan. The only type of award permitted under the 2019 Equity Plan is an award of restricted stock (i.e., shares of our common stock that are subject to vesting).

Our board of directors or a committee appointed by our board of directors determines the terms and conditions of awards to be granted under the 2019 Equity Plan and which of our employees, directors and consultants shall receive awards. Notwithstanding the foregoing, our board of directors has approved a standard set of terms and conditions for awards granted under the 2019 Equity Plan, as described below.

In the event of a change in control, each outstanding award shall vest in full, and the participants shall be entitled to receive the same per-share consideration as our common stockholders.

The 2019 Equity Plan contains various provisions permitting our board of directors to terminate or otherwise recapture awards in the event of certain actions by a plan participant, including misuse of confidential information, a participant’s solicitation of certain of our employees and other service providers following termination of employment, or breaches of duties owed to us.

The 2019 Equity Plan terminates by its terms on March 20, 2022, or such earlier date as may be determined by our board of directors. Individual awards may not be modified to the detriment of the participant unless either (i) the participant consents to the modification in writing, or (ii) the modification applies uniformly to all participants and is approved by participants holding at least 70% of the shares subject to awards issued under the 2019 Equity Plan.

Recognizing that awards under the 2019 Equity Plan are intended to replace awards under the Transaction Bonus Plan, our board of directors has determined that the terms of awards to be granted under the 2019 Equity Plan shall, in general, match the terms of awards previously granted under the Transaction Bonus Plan. Restricted shares granted under the 2019 Equity Plan shall vest in substantially equal installments on March 13, 2020, June 14, 2020, December 14, 2020 and June 14, 2021.

Notwithstanding the foregoing, in the event a participant’s service is terminated due to an “involuntary termination”, which is generally defined as a termination by us without “cause”, a resignation by the participant for “good reason” or the participant’s death or disability, then all of such participant’s unvested restricted shares shall vest on the date of such involuntary termination unless, within three business days of such termination, (1) the board of directors unanimously determines that such vesting shall not occur and (2) participants holding restricted share awards covering at least 70% of the restricted shares issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture of shares granted under the 2019 Equity Plan, such shares are automatically reallocated to other participants in proportion to the number of shares covered by outstanding awards that each such participant holds. By its terms, the 2019 Equity Plan prohibits participants from making 83(b) elections under the Internal Revenue Code of 1986, as amended, which means that participants will recognize ordinary income equal to the fair market value of shares as shares vest and then any additional gain or loss upon subsequent disposition will be long-term capital gain or loss income if shares are held for more than 12 months following vesting, and the 2019 Equity Plan requires that participants make arrangements satisfactory to us to satisfy applicable tax withholding obligations.

Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to our common stock generally, irrespective of any vesting requirement.

On March 20, 2019, we issued, pursuant to our 2019 Equity Plan, an aggregate of 2,406,618 shares of restricted common stock to the former holders of Participation Units. On April 11, 2019, 69,141 shares of restricted common stock were forfeited and returned to the pool of shares of restricted common stock reserved for awards available for future issuance under our 2019 Equity Plan, and on May 17, 2019, 88,548 shares of restricted common stock were issued pursuant to our 2019 Equity Plan.

See Item 11 of Part II of this Annual Report on Form 10-K for additional information regarding the 2019 Equity Plan.

Effective July 9, 2018, we established the Transaction Bonus Plan to provide a means by which select employees may be given incentives to remain with Mohawk through a liquidity transaction. Under the Transaction Bonus Plan, our board of directors could, by unanimous approval, grant contractual rights to receive payments (each right, a “Participation Unit”) to any full-time employees or independent contractors that had at least three months of service with us. Each Participation Unit represented a proportional interest in the amount set aside for participants of the Transaction Bonus Plan (the “Plan Pool”). Participation Units were deemed vested (meaning the units were then eligible to vest upon, or following, a subsequent liquidity event) in nine monthly installments on each of the nine monthly anniversaries of the date of grant, subject to continued employment with us or a subsidiary of ours. Upon the closing of a Sale of the Company (as defined in the Transaction Bonus Plan), the Participation Units would immediately and fully vest, subject to continued employment with us or a subsidiary of ours. Upon the closing of a Qualified IPO (as defined in the Transaction Bonus Plan), the Participation Units would immediately vest in full. Following a Qualified IPO, on each of the first four six-month anniversaries of the Qualified IPO, a participant was entitled to payments and distributions equal to 25% of the participant’s proportional interest of the Plan Pool, subject to continued service with us, but subject to earlier payment in the event of certain terminations of employment. If payments were triggered by the occurrence of a Qualified IPO, the Plan Pool would have been deemed funded one-third in cash and two-thirds in our common stock. The Transaction Bonus Plan was replaced by the 2019 Equity Plan and all awards previously allocated under the Transaction Bonus Plan were replaced with grants under the 2019 Equity Plan.

As of December 31, 2018, we had allocated 99.20% of the total Participation Units under the Transaction Bonus Plan, including 66.65% of the total Participation Units to our executive officers. No expense was recorded as of December 31, 2018, as the Transaction Bonus Plan was contingent on closing of the Sale of the Company or a Qualified IPO and the amount shares to be issued and value of such shares was to be determined based upon the value of such Qualified IPO or Sale of the Company. The Transaction Bonus Plan has subsequently been replaced by our 2019 Equity Plan. Under ASC Topic 718, we will treat each award in substance as multiple awards as a result of the graded vesting and that there is more than one requisite service period.  Upon prerequisite service period becoming probable, the day of the IPO, we recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting.

Stock-based compensation expense for restricted shares granted, which is primarily comprised of the 2019 Equity Plan, as we completed a “Qualified IPO” in June 2019, was $28.4 million for the year-ended December 31, 2019. No restricted shares vested during the year-ended December 31, 2019. As of December 31, 2019, the total unrecognized compensation expense related to unvested restricted shares was $19.4 million, which the Company expects to recognize over an estimated weighted-average period of 1.23 years.

Off-Balance Sheet Arrangements and Variable Interest Entities

We do not currently have any off-balance sheet arrangements and did not have any such arrangements during the years-ended December 31, 2018 and 2019. We have not entered any off-balance sheet arrangements during the year-ended December 31, 2019 and do not have any holdings in variable interest entities.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of our financial statements requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. The most significant estimates relate to the determination of fair value of our common stock and stock-based compensation, prior to our IPO. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, will be reflected in the financial statements prospectively from the date of change in estimates.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report on Form 10-K, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

Revenue Recognition—We account for revenue in accordance with Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers. Our revenue is generated from the sale of finished product to customers, through online retail channels and through wholesale channels. Those sales contain a single delivery element and revenue is recognized at a single point in time when ownership, risks and rewards transfer. Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. Our refund liability for sales returns was $0.3 million and $0.5 million at December 31, 2018 and 2019, respectively, which is included in accrued liabilities and represents the expected value of the refund that will be due to our customers.

Inventory and cost of goods sold—Our inventory consists almost entirely of finished goods. We currently record inventory on our balance sheet on a first-in first-out (“FIFO”) basis, or net realizable value, if it is below our recorded cost. Our costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders and freight costs associated with transporting the product from our manufacturers to our warehouses, as applicable.

Stock-Based Compensation—Stock-based compensation expense to employees is measured based on the grant-date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the award). We estimate the fair value of stock options granted using the Black-Scholes option valuation model. Compensation expense is recognized over the vesting period of the applicable award using the straight-line attribution method.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of our underlying common stock, the expected term of stock options, the expected volatility of the price of our common stock, risk-free interest rates and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•

Fair Value of Common Stock. Using the methodology discussed below in the section of this Annual Report on Form 10-K titled “Critical Accounting Policies and Use of Estimates—Stock-Based Compensation—Common Stock Valuation”;

•

Risk-Free Interest Rate. We base the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon bonds with an equivalent remaining term of the stock options for each stock option group.

•

Expected Term. We determine the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as we do not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•

Expected Volatility. Because our common stock recently began trading publicly, we determine the price volatility factor based on the historical volatility of publicly-traded industry peers. To determine our peer group of companies, we consider public companies in the technology industry and select those that are similar to us in size, stage of life cycle and financial leverage. We do not rely on implied volatilities of traded options in our industry peers’ common stock because the volume of activity is relatively low.

•	Expected Dividend Yield. We have not paid and do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes option-pricing model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. We recognize forfeitures as they occur, which results in a reduction in compensation expense at the time of forfeiture.

Common Stock Valuation Prior to our IPO, the fair value of our common stock underlying stock options has historically been determined by our board of directors, with assistance from management and contemporaneous third-party valuations. Given the absence of a public trading market for our common stock and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid, our board of directors has exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of our common stock at each grant date. These factors include:

•	contemporaneous third-party valuations of our common stock;
•	our operating and financial performance;
•	current business conditions and projections;
•

the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of our company, given prevailing market conditions;

•	the lack of marketability of our common stock;
•	the market performance of comparable publicly-traded e-commerce and technology companies; and
•	the U.S. and global economic and capital market conditions and outlook.

In determining the fair value of our common stock, our board of directors estimated the enterprise value of our business using the market approach and the income approach. Under the income approach, forecasted cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analysis determines discrete free cash flows over several years based on forecast financial information provided by our management and a terminal value for the residual period beyond the discrete forecast, which are discounted at our estimated weighted-average cost of capital to estimate our enterprise value. Under the market approach, we select a group of guideline publicly-traded companies with similar financial and operating characteristics as us, and calculate valuation multiples based on the guideline public companies’ financial information and market data. Based on the observed valuation multiples, an appropriate multiple was selected to apply to our historical and forecasted revenue results. The estimated enterprise value is then allocated to the common stock using the Option Pricing Method (“OPM”), and the Probability Weighted Expected Return Method (“PWERM”), or the hybrid method. The hybrid method applied the PWERM utilizing the probability of an exit scenario, and the OPM was used in the remaining private scenario.

For options granted prior to October 2018, we have used a hybrid method to determine the fair value of our common stock. Under the hybrid method, multiple valuation approaches were used and then combined into a single probability weighted valuation using a PWERM. Our approach for options granted starting in October 1, 2018 included the use of an initial public offering scenario and a scenario assuming continued operation as a private entity.

Subsequent to the completion of our IPO in June 2019, the fair value per share of our common stock for purposes of determining stock-based compensation is the closing price of our common stock as reported on the applicable grant date.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (“EGC”) can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act, for complying with new or revised accounting standards. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

In addition, as an EGC, we have taken advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our IPO, or December 31, 2024; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the SEC (i.e., the first day of the fiscal year after we have (1) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, and (2) been public for at least 12 months).

Recent Accounting Pronouncements

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company or until we affirmatively and irrevocably opt out of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Adopted Accounting Standards

In November 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-18 requires retrospective application for all periods presented and as a result we have recasted our condensed statement of cash flows for the year-ended December 31, 2018 to reflect the adoption of ASU 2016-18, which was implemented on January 1, 2019.

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

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In July 2019, the FASB delayed the effective date for this ASU. This ASU is effective for all annual reporting periods beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the effect that the updated standard will have on our consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for all annual reporting periods beginning after December 15, 2019, with early adoption permitted. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC Topic 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expands the scope of ASC Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses (Topic 326). This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. Financial Statements and Supplementary Data.

MOHAWK GROUP HOLDINGS, INC.

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Year-Ended December 31, 2018 and 2019	F-30

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mohawk Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mohawk Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2019, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s stated growth strategy has resulted in operating losses and negative cash flows from operations since inception which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York

March 30, 2020

We have served as the Company’s auditor since 2017.

* * * * * *

MOHAWK GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2018	December 31, 2019
ASSETS
CURRENT ASSETS:
Cash	$20,029	$30,353
Accounts receivable—net	1,403	1,059
Inventory	30,552	36,212
Prepaid and other current assets	5,418	5,395
Total current assets	57,402	73,019
PROPERTY AND EQUIPMENT—net	268	175
GOODWILL AND OTHER INTANGIBLES—net	—	1,055
OTHER NON-CURRENT ASSETS	337	175
TOTAL ASSETS	$58,007	$74,424
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$14,451	$21,657
Accounts payable	15,404	21,064
Term loan	—	3,000
Accrued and other current liabilities	9,708	7,505
Total current liabilities	39,563	53,226
OTHER LIABILITIES	26	4
TERM LOANS	13,049	10,467
Total liabilities	52,638	63,697
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 11,534,190 shares outstanding at December 31, 2018; 500,000,000 shares authorized and 17,736,649 shares outstanding at December 31, 2019	1	2
Additional paid-in capital	76,348	140,477
Accumulated deficit	(71,020)	(129,809)
Accumulated other comprehensive income	40	57
Total stockholders’ equity	5,369	10,727
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,007	$74,424

See notes to consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2018	2019
NET REVENUE	$73,279	$114,451
COST OF GOODS SOLD	47,296	69,411
GROSS PROFIT	25,983	45,040
OPERATING EXPENSES:
Research and development	3,655	10,661
Sales and distribution	40,467	55,206
General and administrative	11,290	33,506
TOTAL OPERATING EXPENSES:	55,412	99,373
OPERATING LOSS	(29,429)	(54,333)
INTEREST EXPENSE—net	2,353	4,386
OTHER (INCOME) EXPENSE— net	(14)	41
LOSS BEFORE INCOME TAXES	(31,768)	(58,760)
PROVISION FOR INCOME TAXES	55	29
NET LOSS	$(31,823)	$(58,789)
Net loss per share, basic and diluted	$(3.13)	$(4.35)
Weighted-average number of shares outstanding, basic and diluted	10,160,879	13,516,844

See notes to consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2018	2019
NET LOSS	$(31,823)	$(58,789)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	83	17
Other comprehensive income	83	17
COMPREHENSIVE LOSS	$(31,740)	$(58,772)

See notes to consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—January 1,2018	8,575,950	$1	$47,393	$(39,197)	$(43)	$8,154
Net loss	—	—	—	(31,823)	—	(31,823)
Issuance of 5,992,750 of preferred shares of series C in April 2018 converted at 0.2564 per share into common stock as part of the Merger (1)	1,536,602	—	20,972	—	—	20,972
Issuance of 1,915,916 of preferred shares of series C-1 in September 2018 converted at 0.2564 per share into common stock as part of the Merger (1)	491,260	—	6,417	—	—	6,417
Issuance of common shares—Merger (1)	897,435	—	—	—	—	—
Issuance of common shares to holders of series B for anti-dilution rights as part of Merger (1)	28,478	—	—	—	—	—
Issuance of warrants related to debt	—	—	929	—	—	929
Stock-based compensation	—	—	619	—	—	619
Exercise of stock options	4,465	—	18	—	—	18
Other comprehensive income	—	—	—	—	83	83
BALANCE—December 31, 2018	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(58,789)	—	(58,789)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 11)	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 11)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 11)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019, net of professional fees and offering costs (see Note 11)	3,600,000	1	29,446	—	—	29,447
Issuance of 84,975 shares of restricted common stock in August 2019 (see Note 11)	84,975	—	—	—	—	—
Issuance of 74,510 shares of restricted common stock in November 2019 and forfeiture of 48,520 shares of restricted common stock (see Note 11)	25,990
Stock-based compensation	—	—	34,681	—	—	34,681
Exercise of stock options	487	—	2	—	—	2
Other comprehensive income	—	—	—	—	17	17
BALANCE—December 31, 2019	17,736,649	$2	$140,477	$(129,809)	$57	$10,727

See notes to consolidated financial statements.

(1)	See note 10 accompanying the financial statements

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year-Ended December 31,
	2018	2019
OPERATING ACTIVITIES:
Net loss	$(31,823)	$(58,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253	183
Provision for sales returns	78	134
Amortization of deferred financing cost and debt discounts	667	1,218
Stock-based compensation	619	34,681
Allowance for doubtful accounts	—	35
Other	90	59
Loss on early extinguishment on Midcap term loan	97	—
Changes in assets and liabilities:
Accounts receivable	(70)	309
Inventory	(9,974)	(5,360)
Prepaid and other current assets	(1,153)	(1,004)
Accounts payable, accrued and other liabilities	10,871	3,334
Cash used in operating activities	(30,345)	(25,200)
INVESTING ACTIVITIES:
Purchase of fixed assets	(61)	(114)
Cash consideration for acquisition of Aussie Health	—	(1,176)
Proceeds on sale of fixed assets	35	6
Cash used in investing activities	(26)	(1,284)
FINANCING ACTIVITIES:
Proceeds from Initial Public Offering	—	36,000
Issuance costs from Initial Public Offering	—	(5,446)
Borrowings from Mid Cap credit facility	62,665	98,663
Repayments from Mid Cap credit facility	(50,784)	(92,165)
Debt issuance costs from Mid Cap credit facility	(926)	(581)
Debt issuance costs from Horizon term loan	(215)	(900)
Insurance financing proceeds	—	3,833
Insurance obligation payments	—	(2,783)
Capital lease obligation payments	(54)	(55)
Capital lease financing proceeds	20	—
Proceeds from issuance of Series C stock—see Note 10	23,969	—
Proceeds from issuance of Series C-1 stock—see Note 10	7,660	—
Issuance costs of Series C stock—see Note 10	(2,997)	—
Issuance costs of Series C-1 stock—see Note 10	(1,243)	—
Proceeds from exercise of stock options	18	—
Repayments from MidCap term loan	(6,776)	—
Prepayment penalty incurred with the Midcap term loan extinguishment	(97)	—
Borrowings from Horizon term loan	15,000	—
Deferred offering costs	(947)	—
Cash provided by financing activities	45,293	36,566
EFFECT OF EXCHANGE RATE ON CASH	(11)	(1)
NET CHANGE IN CASH AND RESTRICTED CASH FOR THE YEAR	14,911	10,081
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	5,797	20,708
CASH AND RESTRICTED CASH AT END OF YEAR	$20,708	$30,789
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$20,029	$30,353
RESTRICTED CASH—Prepaid and other current assets	550	307
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$20,708	$30,789
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,555	$3,201
Cash paid for taxes	$3	$21
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity fundraising costs not paid	$—	$160
Debt issuance costs not paid	$1,388	$—
Discount of debt relating to warrants issuance	$929	$—
Capital lease	$25	$—
Notes payable on acquisition	$—	$195

See notes to consolidated financial statements.

Mohawk Group Holdings, Inc.

Notes to consolidated financial statements

FOR THE YEARS ENDED DECEMBER 31, 2018 and 2019

(In thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

Mohawk Group Holdings, Inc. and subsidiaries (“Mohawk” or the “Company”) is a rapidly growing technology-enabled consumer products company that uses machine learning, natural language processing, and data analytics to design, develop, market and sell products. Mohawk predominately operates through online retail channels such as Amazon and Walmart.

Headquartered in New York, Mohawk’s other offices can be found in China, Philippines, Israel, and Poland.

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

Initial Public Offering—On June 14, 2019, the Company completed its initial public offering (“IPO”), selling 3,600,000 shares of common stock at a public offering price of $10.00 per share. Net proceeds to the Company from the offering were approximately $29.4 million, after deducting legal, underwriting and other offering expenses.

Liquidity and Going Concern— The Company is an early-stage growth company. Accordingly, the Company endeavors to continuously invest in the launch of new products, the development of its software, and the expansion of its sales and distribution infrastructure in order to accelerate revenue growth and scale operations to support such growth. To fund these investments, the Company has historically obtained financing and raised capital since its inception with the expectation that the Company will generate profits in the future. The Company intends to continue to its strategy of investing in growth by launching new products, developing its software and expanding its sales and distribution operations for the foreseeable future.

As a result of its historical investments, the Company has incurred operating losses since its inception, which includes an operating loss of $54.3 million for the year ended December 31, 2019 and had an accumulated deficit of $129.8 million, cash on hand of $30.4 million, and total outstanding borrowing from lenders of $35.1 million with no available capacity as of December 31, 2019. The Company has raised $102.0 million in equity financing to fund its operations since inception, including the net proceeds from the IPO, through December 31, 2019.

In addition, while the Company anticipates it will remain in compliance with the covenants prescribed by its existing financing arrangements (See Note 9 – Credit Facility and Term Loans), there can be no assurance that the Company’s operating forecast and cash flows for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that the Company will be able to maintain compliance with these covenants or generate sufficient liquidity to fund its ongoing operations.  These negative financial conditions raise substantial doubt about the Company’s ability to continue as a going concern as of December 31, 2019.

Management plans to continue to closely monitor its operating forecast and cash flows, and may pursue additional sources of financing and/or capital to fund its operations.  If the Company is unable to improve its operating results, increase its operating cash inflows, and/or obtain additional sources of financing and capital on acceptable terms (if at all), the Company may have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business.   The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  See Note 17 – Subsequent Events.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Use of Estimates—Preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period covered by the financial statements and accompanying notes. The most significant estimates relate to the determination of fair value of the Company’s common stock and stock-based compensation. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Fair Value of Financial Instruments—The Company’s financial instruments, including cash, restricted cash, net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At December 31, 2018 and 2019, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The term loans and credit facility are carried at amortized cost and at December 31, 2019, the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

Assets and liabilities recorded at fair value on a recurring basis in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Fair value is defined as the exchange price that would be received for an asset or an exit price that would be paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The authoritative guidance on fair value measurements establishes a three-tier fair value hierarchy for disclosure of fair value measurements as follows:

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

The Company has the option to perform a qualitative assessment to determine whether it is necessary to perform the quantitative goodwill impairment test. However, the Company may elect to perform the quantitative goodwill impairment test even if no indications of a potential impairment exist. The Company performed its goodwill impairment test in the fourth quarter of 2019. No material changes have occurred since testing and it was determined that there was no impairment for the year-ended December 31, 2019.

Restricted Cash—The Company has restricted cash with its primary banks for use as collateral with its credit cards and required minimum restricted capital for its Chinese subsidiary. As of December 31, 2018, the Company has classified $0.6 million in prepaid and other current assets for collateral of its credit cards and $0.1 million cash for its Chinese subsidiary, within other non-current assets, as restricted cash. As of December 31, 2019, the Company has classified in restricted cash consisting of   $0.3 million for collateral with its credit cards in prepaid and other current assets and $0.1 million  related to its Chinese subsidiary, within other non-current assets on the Consolidated Balance Sheets.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. At December 31, 2018 and 2019, the allowance for doubtful accounts was $0.0 million and $0.0 million, respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash and restricted cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions.

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years ended December 31, 2018 and 2019, the Company had no customer that accounted for 10% or more of total net revenue. In addition, as of December 31, 2018 and 2019, the Company has no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2018 and 2019, approximately 79% and 74%, respectively, of its accounts receivable is held by the Company’s sales platform vendor Amazon, which collects money on the Company’s behalf from its customers.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2018, approximately 95% of the Company’s revenue was through or with the Amazon sales platform and in 2019, 95% of its net revenue was through or with the Amazon sales platform.

Property and Equipment—Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets. Capital leases and leasehold improvements are amortized using the straight-line method over the shorter of the lease term or estimated useful life of the asset. Costs of maintenance and repairs that do not improve or extend the lives of the respective assets are expensed as incurred.

The estimated useful lives for significant property and equipment categories are as follows:

Computer equipment and software	3 years
Furniture, fixtures, and equipment	3-5 years
Leasehold improvements and capital leases	Shorter of remaining lease term or estimated useful life

Income Taxes—The Company accounts for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to operating loss carry-forwards and temporary differences between financial statement bases of existing assets and liabilities and their respective income tax bases. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in the income tax rates on deferred tax asset and liability balances is recognized in income in the period that includes the enactment date of such rate change. A valuation allowance is recorded for loss carry-forwards and other deferred tax assets when it is determined that it is more likely than not that such loss carry-forwards and deferred tax assets will not be realized. The Company recognizes the tax benefits on any uncertain tax positions taken or expected to be taken in the consolidated financial statements when it is more likely than not the position will be realized upon ultimate settlement with the tax authority assuming full knowledge of the position and relevant facts. The tax benefits recognized in the consolidated financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. The Company recognizes estimated interest and penalties related to uncertain tax positions as a part of the provision for income taxes.

Revenue Recognition—The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers. The Company adopted ASC Topic 606 as of January 1, 2017 using the full retrospective method. The standard did not affect the Company’s consolidated net loss, financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.3 million and $0.5 million at December 31, 2018 and 2019, respectively, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expense and are not recorded as a reduction of revenue because it owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon and similarly with other 3rd party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. Any returns made by customers directly to Logistic Providers is the responsibility of the Company to make customers whole and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods.

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for year-end December 31, 2018 and 2019 were $0.0 million and $0.0 million, respectively.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

All of the Company’s direct and wholesale revenue for the years ended December 31, 2018 and 2019 are recognized at a point in time.

Sales taxes—Consistent with prior periods, sales taxes collected from customers are presented on a net basis and as such are excluded from net revenue.

Net Revenue by Category: The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Year Ended December 31, 2018
	Direct	Wholesale	Managed SaaS	Total
North America	$68,884	$3,666	$496	$73,046
Other	171	62	—	233
Total net revenue	$69,055	$3,728	$496	$73,279

	Year Ended December 31, 2019
	Direct	Wholesale	Managed SaaS	Total
North America	$111,168	$1,408	$1,685	$114,261
Other	190	—	—	190
Total net revenue	$111,358	$1,408	$1,685	$114,451

Net Revenue by Product Categories: The following table sets forth the Company’s net revenue disaggregated by product categories:

	Year-ended December 31,
	2018	2019
Environmental appliances (i.e., dehumidifiers and air conditioners)	$34,017	$64,521
Small home appliances	14,800	24,621
Cosmetics, skincare, and health supplements	2,464	11,195
Cookware, kitchen tools and gadgets	11,463	6,872
Hair appliances and accessories	6,510	3,341
All others	3,529	2,216
Total net product revenue	72,783	112,766
Managed SaaS	496	1,685
Total net revenue	$73,279	$114,451

Inventory and cost of goods sold—The Company’s inventory consists almost entirely of finished goods. The Company currently records inventory on its balance sheet on a first-in first-out (“FIFO”) basis, or net realizable value, if it is below the Company’s recorded cost. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable.

The “Cost of goods sold” line item in the consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that the Company use net realizable value as the basis for recording inventory, it bases its estimates on expected future selling prices less expected disposal costs.

Sales and Distribution—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, including shipping and handling, warehouse costs and employee compensation and benefits. Costs associated with the Company’s advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. For the years ended

December 31, 2018 and 2019, the Company recognized $4.5 million and $4.8 million, respectively, for advertising costs, which consists primarily of online advertising expense. Shipping and handling expense are included in the Company’s consolidated statements of operations within sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by the Company’s own fulfillment operations. The Company’s expense for shipping and handling was $11.4 million and $17.2 million during fiscal 2018 and 2019, respectively.

Research and Development—Research and development expenses include compensation and employee benefits for technology development employees, travel related costs, and fees paid to outside consultants related to development of the Company’s owned intellectual property.

General and Administrative—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, travel, professional service fees and other general overhead costs.

Stock-Based Compensation—Stock-based compensation expense to employees is measured based on the grant-date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the award). The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model.

The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the fair value of the Company’s underlying common stock, the expected term of stock options, the expected volatility of the price of its common stock, risk-free interest rates and the expected dividend yield of its common stock. The assumptions used in the Company’s option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, the Company’s stock-based compensation expense could be materially different in the future.

These assumptions are estimated as follows:

•	Fair Value of Common Stock. Because the Company’s common stock is not publicly traded, it must estimate the fair value of common stock, as discussed in the section “Common Stock Valuation” below.
•

Risk-Free Interest Rate. The Company based the risk-free interest rate used in the Black-Scholes valuation model on the implied yield available on U.S. Treasury zero-coupon bonds with an equivalent remaining term of the stock options for each stock option group.

•

Expected Term. The Company determines the expected term based on the average period the stock options are expected to remain outstanding generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as it does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

•

Expected Volatility. The Company determines the price volatility factor based on the historical volatility of publicly-traded industry peers. To determine its peer group of companies, the Company considers public companies in the technology industry and selects those that are similar to the Company in size, stage of life cycle and financial leverage. The Company does not rely on implied volatilities of traded options in its industry peers’ common stock because the volume of activity is relatively low.

•	Expected Dividend Yield. The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes option-pricing model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The Company recognizes forfeitures as they occur, which results in a reduction in compensation expense at the time of forfeiture.

Common Stock Valuation The fair value of the Company’s common stock underlying stock options has historically been determined by its board of directors, with assistance from management and contemporaneous third-party valuations. Given the absence of a public trading market for its common stock prior to the Company’s IPO in 2019, and in accordance with the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately Held Company Equity Securities Issued as Compensation, or the Practice Aid, the Company’s board of directors has exercised reasonable judgment and considered numerous objective and subjective factors to determine the best estimate of the fair value of its common stock at each grant date. These factors include:

•	contemporaneous third-party valuations of the Company’s common stock;
•	the Company’s operating and financial performance;
•	current business conditions and projections;
•

the likelihood of achieving a liquidity event for the shares of common stock underlying these stock options, such as an initial public offering or sale of the company, given prevailing market conditions;

•	the lack of marketability of the Company’s common stock;
•	the market performance of comparable publicly-traded e-commerce and technology companies; and
•	the U.S. and global economic and capital market conditions and outlook.

In determining the fair value of the Company’s common stock, it estimated the enterprise value of its business using the market approach and the income approach. Under the income approach, forecast cash flows are discounted to the present value at a risk-adjusted discount rate. The valuation analyses determine discrete free cash flows over several years based on forecast financial information provided by the Company’s management and a terminal value for the residual period beyond the discrete forecast, which are discounted at its estimated weighted-average cost of capital to estimate its enterprise value. Under the market approach, a group of guideline publicly-traded companies with similar financial and operating characteristics as the Company is selected, and valuation multiples based on the guideline public companies’ financial information and market data are calculated. Based on the observed valuation multiples, an appropriate multiple was selected to apply to the Company’s historical and forecasted revenue results. The estimated enterprise value is then allocated to the common stock using the Option Pricing Method (OPM), and the Probability Weighted Expected Return Method (PWERM), or the hybrid method. The hybrid method applied the PWERM utilizing the probability of an exit scenario, and the OPM was used in the remaining private scenario.

For options granted prior to October 2018, the Company has used a hybrid method to determine the fair value of its common stock. Under the hybrid method, multiple valuation approaches were used and then combined into a single probability weighted valuation using a PWERM. The Company’s approach for options granted starting in October 1, 2018 included the use of an initial public offering scenario and a scenario assuming continued operation as a private entity. Following the closing of the Company’s initial public offering, the fair value per share of its common stock for purposes of determining stock-based compensation will be the closing price of its common stock as reported on the applicable grant date.

Deferred offering costs—Deferred offering costs, which consist of direct incremental legal, consulting, banking and accounting fees relating to anticipated equity offerings, are capitalized and will be offset against proceeds upon the consummation of the offerings within stockholders’ equity. In the event an anticipated offering is terminated, deferred offering costs will be expensed. As of December 31, 2018, there were $1.2 million of deferred offering costs categorized in prepaids and other current assets in the consolidated balance sheets.  As of December 31, 2019, there were no remaining deferred offering costs categorized in prepaids and other current assets in the consolidated balance sheets.

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as a foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive income loss. Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other expense, net in the consolidated statements of operations. The Company recorded net loss from foreign currency transactions of less than $0.1 million and less than $0.1 million for the years ended December 31, 2018 and 2019.

Net Loss Per Share—The Company computes basic earnings per share using the weighted-average number of shares of common stock outstanding during the period. For periods in which the Company reports net losses, diluted net loss per share attributable to stockholders is the same as basic net loss per share attributable to stockholders, because potentially dilutive common shares are not assumed to have been issued if their effect is anti-dilutive.

Segment Information—The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting.” The Company has one reportable segment.

Recent Accounting Pronouncements

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to use this extended transition period until it is no longer an emerging growth company or until it affirmatively and irrevocably opts out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Adopted Accounting Standards

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), or ASU 2016-18. ASU 2016-18 requires that the statement of cash flows explains the change during the period in the total cash and restricted cash. Therefore, amounts generally described as restricted cash should be included with cash when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. ASU 2016-18 requires retrospective application for all periods presented and as a result the Company has recasted its statement of cash flows for the years-ended December 31, 2018 to reflect the adoption of ASU 2016-18, which was implemented on January 1, 2019.

In May 2017, the FASB issued ASU No. 2017-09, “Compensation—Stock Compensation (Topic 718) Scope of Modification Accounting,” which provides guidance on the various types of changes which would trigger modification accounting for share-based payment awards. In summary, an entity would not apply modification accounting if the fair value, vesting conditions, and classification of the awards are the same immediately before and after the modification. The guidance is effective for annual periods beginning after December 15, 2018, and interim periods within those annual periods. The amendments are applied prospectively to awards modified on or after the adoption date. The new guidance was adopted on January 1, 2019 and this standard did not have a material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In July 2019, the FASB delayed the effective date for this ASU and will be effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, it does not expect it to have a material impact on its consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the December 22, 2017 Tax Act on items within accumulated other comprehensive income (loss). The guidance will be effective for all annual reporting periods beginning after December 15, 2019, with early adoption permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, it does not expect it to have a material impact on its consolidated financial statements.

On August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. While the Company has not completed its evaluation of the impact of adoption of this standard, it does not expect it to have a material impact on its consolidated financial statements.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. Early adoption is permitted for any eliminated or modified disclosures upon issuance of this ASU. While the Company has not completed its evaluation of the impact of adoption of this standard, it does not expect it to have a material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses (Topic 326). This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. This standard is effective for interim and annual reporting periods beginning after December 15, 2019. While the Company has not completed its evaluation of the impact of adoption of this standard, it does not expect it to have a material impact on its consolidated financial statements.

3.	INVENTORY

Inventory consisted of the following as of December 31, 2018 and 2019:

	December 31, 2018	December 31, 2019
Inventory on-hand	$24,595	$29,370
Inventory in-transit	5,957	6,842
Inventory	$30,552	$36,212

The Company’s Inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s Inventory on-hand held by Amazon is approximately $6.1 million and $4.7 million as of December 31, 2018 and December 31, 2019, respectively.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2018 and 2019:

	December 31, 2018	December 31, 2019
Trade accounts receivable	$1,403	$1,094
Allowance for doubtful accounts	—	(35)
Accounts receivable—net	$1,403	$1,059

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2018 and 2019:

	December 31, 2018	December 31, 2019
Computer equipment and software	$454	$524
Furniture, fixtures and equipment	311	94
Leasehold improvements	47	52
Subtotal	812	670
Less: accumulated depreciation and amortization	(544)	(495)
Property and equipment—net	$268	$175

Depreciation expense for property and equipment totaled $0.3 million and $0.2 million during the years ended December 31, 2018 and 2019, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of Level 1 assets at December 31, 2018 and 2019. The Company’s cash and restricted cash was $20.7 million and $30.8 million and included savings deposits and overnight investments at December 31, 2018 and 2019.

7.	PREPAID AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2018 and 2019:

	December 31, 2018	December 31, 2019
Prepaid inventory	$2,284	$2,195
Restricted cash	550	307
Deferred offering costs	1,218	—
Prepaid Insurance	433	1,967
Other	933	926
Prepaid and other current assets	$5,418	$5,395

8.ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2018 and 2019:

	December 31, 2018	December 31, 2019
Accrued compensation costs	$2,585	$300
Accrual for deferred financing fees	936	—
Accrued professional fees and consultants	484	400
Accrued logistics costs	1,424	2,326
Product related accruals	1,042	1,518
Sales tax payable	707	507
Sales return reserve	322	456
Accrued recall liability	1,512	90
Seller note from acquisition (Note 16)	—	195
Prepaid insurance financing	—	1,031
All other accruals	696	682
Accrued and other current liabilities	$9,708	$7,505

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match nor make any contributions to the 401(k) plan.

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

In May 2018, the Company’s board of directors approved a voluntary recall of the Xtava Allure Hair Dryer. In June 2018, the Company filed an application for a voluntary recall with the US Consumer Product Safety Commission (“CPSC”) pursuant to Section 15(b) of the Consumer Product Safety Act (“CPSA”). The Company received approval from the CPSC to provide consumers with replacement units and publicly announced the recall on August 15, 2018. The Company had estimated that it would incur approximately $1.6 million in costs related to the recall for procurement, manufacturing, fulfillment and delivery to consumers who apply and qualify for the recall costs. The Company has incurred and settled all but one consumer legal matter related to Xtava Allure Hair Dryer for insignificant amounts. As of December 31, 2019, the Company has incurred $0.1 million in recall costs. In August 2019, the Company received notice that it has materially completed its obligations under the recall program and, as a result, has reversed $1.4 million of the remaining liability pertaining to the program. As of December 31, 2019, the remaining recall liability is $0.1 million.

9.	CREDIT FACILITY AND TERM LOANS

Credit facility and term loans consisted of the following as of December 31, 2018 and 2019:

	December 31, 2018	December 31, 2019
Mid Cap Credit facility	$16,455	$22,953
Less: deferred debt issuance costs	(1,960)	(1,268)
Less discount associated with issuance of warrants	(44)	(28)
Total Mid Cap credit facility	$14,451	$21,657

Horizon Term loan	15,000	15,000
Less: deferred debt issuance costs	(1,022)	(836)
Less discount associated with issuance of warrants	(929)	(697)
Total Horizon term loan	13,049	13,467
Less-current portion	—	(3,000)
Term loan-non current portion	$13,049	$10,467

MidCap Credit Facility and Term Loan

On October 16, 2017, the Company entered into a three-year $15.0 million revolving credit facility (“Credit Facility”) with Midcap pursuant to a Credit and Security Agreement (the “Credit and Security Agreement”). The Credit Facility can be, subject to certain conditions, increased to $30.0 million.

As part of the Credit and Security Agreement entered into on October 16, 2017, the Company also obtained a three-year $7.0 million term loan (“Term Loan”) with MidCap. The Term Loan bears interest at LIBOR plus 9.75% for outstanding borrowings and payments on principal are made on a monthly basis. The maturity date of the Term Loan is October 2020.

On November 23, 2018, the Company exited the Credit Facility with MidCap and entered into a new three-year $25.0 million revolving credit facility (“New Credit Facility”) with MidCap. The New Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the New Credit Facility are determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The New Credit Facility bears interest at LIBOR plus 5.75% for outstanding borrowings. The Company is required to pay a facility availability fee of 0.5% on the average unused portion of the facility. The New Credit Facility contains a minimum liquidity financial covenant that requires the Company to maintain a minimum of $5.0 million in cash on hand or availability in the New Credit Facility. In 2018, the Company incurred approximately $1.3 million in debt issuance costs which has been offset against the debt and will be expensed over the three years. Unamortized debt issuance costs of $0.7 million, relating to the previous Credit Facility, will be amortized in accordance with the terms of the New Credit Facility. As of December 31, 2018, there was $16.5 million outstanding on the Credit Facility and an available balance of approximately $1.4 million. As of December 31, 2019, there was $23.0 million outstanding on the Credit Facility and an available balance of approximately $0.0 million.  The Company was in compliance with the financial covenants contained within the New Credit Facility as of December 31, 2019.

The Company recorded interest expense from the credit facilities of approximately $1.2 million and $2.5 million for the year-ended December 31, 2018 and 2019, respectively, which included $0.4 million and $0.7 million relating to debt issuance costs, respectively.

On the December 31, 2018, the Company repaid the Term Loan with MidCap for $4.9 million as part of the entering into a new term loan with Horizon Technology Finance Corporation, including $0.1 million of a prepayment penalty. The Company expensed the remaining debt issuance costs related to the Term Loan of $0.2 million, including warrants. The Company recorded interest expense from the Term Loan of less than $0.8 million for the year-ended December 31, 2018, which included less than $0.1 million and less than $0.1 million relating to debt issuance costs.

Horizon Term Loan

On December 31, 2018, the Company entered into a new term loan agreement with Horizon (the “Horizon Loan Agreement”). As part of the agreement, the Company obtained a four-year $15.0 million term loan (“Horizon Term Loan”). The Horizon Term Loan bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50% for outstanding borrowings and payments on principal are made on a monthly basis. The maturity date of the Horizon Term Loan is January 2023.

The Horizon Term Loan contains minimum required EBITDA financial covenants that require the Company to achieve EBITDA of certain amounts based on the amount that the Company is permitted to borrow under the New Credit Facility (the “Revolving Line Indebtedness Cap”). The Horizon Loan Agreement also contains a cash collateral covenant that requires the Company to maintain a cash collateral account with an amount based on the Revolving Line Indebtedness Cap. The term loan payments of principal under the Horizon Term Loan as of December 31, 2019 are as follows:

Year-Ending December 31
2020	$3,000
2021	6,000
2022	6,000
2023	—
Thereafter	—
Total term loan payments	$15,000

In connection with the Horizon Loan Agreement, the Company issued warrants to purchase 76,923 shares of its common stock at an exercise price of $15.60 per share. The warrants are exercisable and expire ten years from the date of issuance. The Company utilized the Binomial option-pricing model to determine the fair value of the warrants. The fair value of the warrants on issuance was $0.9 million, which has been recorded as a debt discount against the Horizon Term Loan.

The Company incurred approximately $1.0 million in debt issuance costs which has been offset against the debt and will expense over the term of the loan.

The New Credit Facility and Horizon Term Loan contain a minimum liquidity covenant that requires the Company to maintain at minimum $5.0 million in unrestricted cash at all times, subject to increases based on amounts drawn. Further, there are additional covenants that, among other things, restrict the ability of the Company and certain of its subsidiaries to (i) incur, assume or guarantee additional indebtedness; (ii) pay dividends or redeem or repurchase capital stock; (iii) make other restricted payments; (iv) incur liens; (v) redeem debt that is junior in right of payment to the notes; (vi) sell or otherwise dispose of assets, including capital stock of subsidiaries; (vii) enter into mergers or consolidations; and (viii) enter into transactions with affiliates. These covenants are subject to a number of important exceptions and qualifications.

As of December 31, 2019, there was $15.0 million outstanding on the Horizon Term Loan and the Company was in compliance with the financial covenants contained within the loan. The Company recorded interest expense from the Horizon Term Loan of $0.0 million and $2.0 million for the year-ended December 31, 2018 and 2019, respectively, which included $0.5 million and $0.3 million, respectively, relating to debt issuance costs.

Interest expense, net

Interest expense, net consisted of the following for the years-ended December 31, 2018 and 2019:

	December 31, 2018	December 31, 2019
Interest expense	$2,354	$4,532
Interest income	(1)	(146)
Total Interest expense, net	$2,353	$4,386

10.	STOCKHOLDERS’ EQUITY

Common Shares—The Company has one class of common shares issued and available. Each share of common stock has the right to one vote per share.

On September 4, 2018, under the Merger Agreement, all outstanding common shares, preferred shares and warrants, excluding MGI’s Series C preferred stock (“Series C”) and warrants for Series C, converted to new common shares of the Company at a ratio of 1 to 0.3131 (the “Conversion”). All outstanding Series C, including any warrants for Series C converted on a one to 0.2564 basis to new common shares of the Company. At the time of the merger, the Company had 0.9 million shares outstanding held by certain Series C holders.

The Merger is reflected in the financial statements and financial disclosures as if the merger was effective on January 1, 2017, including the Conversion. Operations prior to the Merger are the historical operations of MGI.

After the completion of the Merger and within sixty days of the effective date of the Merger, the Company was required to file with the Securities and Exchange Commissions (the “SEC”) a registration statement on Form S-1 and must have filed becoming effective with the SEC within a one hundred and thirty-five days from such initial filing. If the Company’s filings and registrations are not completed timely, the Company may be subject to liquidation damages to Series C holders which are capped at 8% of the total proceeds invested by Series C holders. To date, the Company has met its milestone and expects that all remaining milestones will be met.

The outstanding common shares as of December 31, 2018 and 2019 were 11,534,190, and 17,736,649 respectively, derived predominantly from the initial public offering (“IPO”) and conversions below.

MGI Common Shares—MGI had one class of common shares at the time of the merger. At the date of the merger, 1.1 million common shares were converted into 1.3 million shares of common shares of the Company. These shares have been reflected in the financial statements and related disclosures to have converted as follows: 1.3 million shares converted as of January 1, 2017 and less than 0.1 million shares, resulting from the exercise of stock options, was converted as of September 2018.

MGI Preferred Shares—In 2014, the MGI issued approximately 18.3 million shares of Series A preferred stock (“Series A”) with an original issuance prices of $1.44 for a total of $26.3 million, net of transaction expenses. On September 4, 2018, these preferred shares converted into 5.7 million shares of common stock of the Company at the time of the merger. These shares have been reflected in the financial statements and related disclosures to have converted as of January 1, 2017.

In March 2017, MGI issued approximately 2.9 million shares of Series B preferred stock (“Series B”) with original issuance prices of $2.98 for a total of $8.4 million, net of transaction expenses. On September 4, 2018, these preferred shares converted into 0.9 million shares of common stock of the Company at the time of the merger. These shares have been reflected in the financial statements and related disclosures to have converted as of the date of issuance.

In August 2017, MGI issued approximately 2.1 million shares of Series B-1 preferred stock (“Series B-1”) with original issuance prices of $5.03 for a total of $10.6 million, net of transaction expenses. On September 4, 2018, these preferred shares converted into 0.7 million of common stock of the Company at the time of the merger. These shares have been reflected in the financial statements and related disclosures to have converted as of the date of issuance.

In April 2018, MGI commenced a Series C fundraise, which allowed it to issue 15.0 million shares or $40.0 million in Series C preferred stock. As of April 2018, MGI issued approximately 6.0 million shares of Series C preferred stock with original issuance prices of $4.00 for a total of $21.0 million, net of transaction expenses. On September 4, 2018, these preferred shares converted into 1.5 million shares of common stock of the Company at the time of the merger. These shares have been reflected in the financial statements and related disclosures to have converted as of the date of issuance.

On September 4, 2018, MGI raised additional funds as part of its Series C preferred stock financing and issued approximately 1.9 million shares of Series C preferred stock with an original issuance price of $4.00 for a total of $6.4 million, net of transaction expenses. On September 4, 2018, these preferred shares converted into 0.5 million shares of common stock of the Company at the time of the merger. These shares have been reflected in the financial statements and related disclosures to have converted as of the date of issuance. In addition, on September 4, 2018, the Company issued warrants to purchase an aggregate of 196,364 shares of its common stock with an exercise price of $15.60 per share to certain accredited investors as consideration for providing certain placement agent services to MGI.

In connection with the Credit and Security Agreement and as amended through the Merger, warrants for 44,871 shares of the Company’s common stock at an exercise price of $15.60 per share were issued. The warrants are currently exercisable and expire ten years from the date of issuance. The Company utilized the Binomial option-pricing model to determine the fair value of the warrants. The fair value of the warrants on issuance was $0.1 million.

In connection with the Horizon Loan Agreement, the Company issued warrants to purchase 76,923 shares of its common stock at an exercise price of $15.60 per share. The Company utilized the Binomial option-pricing model to determine the fair value of the warrants. The fair value of the warrants on issuance was $0.9 million.

On June 14, 2019, the Company completed its IPO, selling 3,600,000 shares of common stock at a public offering price of $10.00 per share. Net proceeds to the Company from the offering were approximately $29.4 million, after deducting legal, underwriting and other offering expenses.

11.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of MGI, a subsidiary of the Company adopted, and MGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, MGI’s board of directors adopted, and MGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Mohawk 2014 Plan”). As of December 31, 2019, options to purchase an aggregate of 365,420 shares of the Company’s common stock were outstanding and 3,978 shares were reserved for awards available for future issuance under the Mohawk 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “Mohawk 2018 Plan”) on October 11, 2018. The Mohawk 2018 Plan was approved by its stockholders on May 24, 2019. As of December 31, 2019, 175,957 shares subject to restricted stock awards and options to purchase 1,497,149 shares of the Company’s common stock were outstanding and 35,040 shares were reserved for awards available for future issuance under the Mohawk 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of December 31, 2019, an aggregate of 2,426,015 shares of restricted common stock were outstanding, with no shares reserved for future issuance. Restricted shares granted under the 2019 Equity Plan vest in substantially equal installments on the 6th, 12th, 18th and 24th month anniversaries of the closing of the IPO. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement.  Under ASC Topic 718, the Company will treat each award in substance as multiple awards as a result of the graded vesting and that there is more than one requisite service period.  Upon prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting.  The Company and the 2019 Equity Plan participants agreed to extend the vesting date for the first installment of restricted shares of common stock under the 2019 Equity Plan to March 13, 2020.

The following is a summary of stock options activity during the year-ended December 31, 2019:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2019	1,867,747	$9.01	9.64	$19,573,295
Options granted	195,975	$9.49
Options exercised	(487)	$4.14		$1,630
Options cancelled	(200,666)	$8.90
Balance—December 31, 2019	1,862,569	$9.09	8.64	$99,289
Exercisable as of December 31, 2019	777,147	$8.69	8.21	$93,775
Vested and expected to vest as of December 31, 2019	1,862,569	$9.09	8.64	$99,289

The weighted-average grant date fair value of options granted during the year-ended December 31, 2019 was $5.67. As of December 31, 2019, the total unrecognized compensation expense related to unvested options was $12.0 million, which the Company expects to recognize over an estimated weighted average period of 1.82 years.

The following are weighted-average assumptions used in the Black-Scholes option-pricing model to determine grant fair value:

	December 31, 2018	December 31, 2019
	Weighted- Average	Weighted- Average
Expected term (in years)	5.73	5.77
Volatility	55.06%	66.72%
Risk-free interest rate	2.59%	1.76%
Dividend Yield	0.000	0.000

A summary of restricted stock activity within the Company’s equity plans and changes for the year-ended December 31, 2019, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2019	—	$—
Granted	2,719,633	$18.52
Vested	—	$—
Forfeited	(117,661)	$19.50
Nonvested at December 31, 2019	2,601,972	$18.21

Stock-based compensation expense for restricted shares granted was $28.4 million for the year-ended December 31, 2019.

The weighted-average grant date fair value of restricted shares granted during the year ended December 31, 2019 was $18.52. As of December 31, 2019, the total unrecognized compensation expense related to unvested restricted shares was $19.4 million, which the Company expects to recognize over an estimated weighted-average period of  1.23 years.

The table above includes 149,957 of restricted shares that have been granted under the Mohawk 2018 Plan and included in the shares outstanding under that plan and carry dividend or voting rights applicable to the Company’s common shares.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function for the years-ended December 31, 2018 and 2019:

	Years-end December 31,
	2018	2019
	(in thousands)
Sales and distribution expenses	$69	$7,358
Research and development expenses	25	5,711
General and administrative expenses	525	21,612
Total stock-based compensation expense	$619	$34,681

12.	COMMITMENT AND CONTINGENCIES

The Company has operating leases for its offices expiring at various dates through 2020. Rental expense for operating leases was $0.7 million and $0.7 million for the years ended December 31, 2018 and 2019, respectively. The following is a schedule by year of future minimum lease payments required under the operating leases that have initial or non-cancelable lease terms in excess of one year as of December 31, 2019.

Future minimum lease payments under these operating leases consisted of the following as of December 31, 2019:

Year-Ending December 31
2020	$244
2021	54
2022	—
2023	—
2024	—
Thereafter	—
Total minimum lease payments	$298

Inventory Purchases—As of December 31, 2018 and 2019, the Company had $10.2 million and $19.4 million, respectively, of inventory purchase orders placed with vendors waiting to be fulfilled.

Sales or Other Similar Taxes— Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce market places in most states within the United States. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2018 and 2019, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $0.5 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

13.	INCOME TAXES

Loss before provision for income taxes consisted of the following for the periods indicated (in thousands):

	December 31, 2018	December 31, 2019
Domestic	$(31,609)	$(58,718)
International	(159)	(42)
Total	$(31,768)	$(58,760)

The components of the Company’s income tax provision were as follows for the periods indicated (in thousands):

	December 31, 2018	December 31, 2019
Current:
Federal	$—	$—
State	3	21
Foreign	52	8
Total current	55	29
Deferred:	—	—
Federal	—	—
State	—	—
Foreign	—	—
Total deferred	—	—
Income tax provision	$55	$29

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	December 31, 2018	December 31, 2019
Income tax benefit at statutory rates	$(6,666)	$(12,339)
Permanent differences	70	325
Foreign rate differential	14	(4)
State income taxes, net of federal tax benefit	(1,081)	(2,034)
Effect of tax rate change	—	—
Other	441	45
Valuation allowance	7,277	14,036
Total income tax expense	$55	$29

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	December 31, 2018	December 31, 2019
Deferred tax assets:
Sales returns reserve	$79	$112
Allowance for doubtful accounts	—	9
Net operating loss carryforwards	14,204	20,286
Stock options	180	8,409
Deferred revenue	12	6
Fixed assets	21	13
Goodwill	—	(12)
Interest expense limitation	574	1,109
Other	97	(729)
Less: valuation allowances	(15,167)	(29,203)
Net deferred tax assets	—	—
Deferred tax liabilities:
Foreign currency exchange gain/loss	—	—
Accrued expenses	—	—
Net deferred tax liabilities	—	—
Net deferred tax assets	—	—
Net deferred tax assets (liabilities)	$—	$—

The Company has temporary differences due to differences in recognition of revenue and expenses for tax and financial reporting purposes, principally related to net operating losses, inventory, depreciation, and other expenses that are not currently deductible or realizable. At December 31, 2019, the Company had approximately $82.9 million of gross federal NOLs which will begin to expire in fiscal year 2034 if unused. The Company also has approximately $46.4 million apportioned state and local NOLs that expire between 2025 and 2035, depending on the state, if not used. The net operating loss (“NOL”) carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. The Company’s use of its NOL carryforwards is limited under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), as it has had a change in ownership of more than 50% of its capital stock over a three-year period as measured under Section 382 of the Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of its stock, including certain public “groups” of shareholders as set forth under Section 382 of the Code, including those arising from new stock issuances and other equity transactions. Some of these NOL carryforwards will expire if they are not used within certain periods.

On December 22, 2017, the Tax Cuts and Jobs Act (the “TCJ Act”) was enacted into law. The TCJ Act provides for significant changes to the Code that impact corporate taxation requirements, such as the reduction of the federal tax rate for corporations from 35% to 21% and changes or limitations to certain tax deductions. The impact of the rate change was $4.0 million for December 31, 2017, which had no tax impact due to offsetting movement in the Valuation Allowance. The reduction in the corporate tax rate under the TCJ Act will also require a one-time revaluation of certain tax-related assets to reflect their value at the lower corporate tax rate of 21%.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not its federal, state and foreign deferred tax assets will not be realized as of December 31, 2019.

The Company’s major taxing jurisdictions are New Jersey, New York, Florida, Texas, Pennsylvania, Tennessee, Virginia and California. The Company files a US Consolidated income tax return as well as tax returns in certain foreign jurisdictions. The Company is subject to examination in these jurisdictions for all years since inception. Fiscal years outside the normal statute of limitations remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently under examination for income taxes in any jurisdiction. The Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2018 and 2019, the Company has not recorded any tax contingency accruals for uncertain tax positions.

14.	RELATED PARTY TRANSACTION

Mommy Guru

The Company used a third-party vendor called Mommy Guru LLC (“Mommy Guru”) for certain product promotions, marketing activities and product rebates. In September 2017, the Company hired Mommy Guru’s CEO as the Company’s Chief Marketing Officer (“CMO”) and continued to use the services of Mommy Guru during the CMO’s employment. During the year-ended December 31, 2018, the Company paid to Mommy Guru approximately $2.4 million in fees, of which $1.9 million was incurred during the CMO’s employment, which reduces the Company’s net revenue. The Company paid the CMO approximately $0.1 million in compensation for year-ended December 31, 2018.  As of December 31, 2018, the CMO was no longer employed with the Company.

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

15.	NET LOSS PER SHARE

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year-Ended December 31,
	2018	2019
Net loss	$(31,823)	$(58,789)
Weighted-average number of shares used in computing net loss per share, basic and diluted	10,160,879	13,516,844
Net loss per share, basic and diluted	$(3.13)	$(4.35)

All other outstanding shares of potentially dilutive securities were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

16.	2019 ACQUISITION

On September 10, 2019, the Company completed the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”), whose products sell primarily on the Amazon US marketplace, for total consideration of $1.3 million, which was comprised of cash of $1.1 million and a promissory note for $0.2 million that accrues interest at a rate of 8% per annum and matures on June 10, 2020. The Company also paid $0.1 million in the form of a working capital payment related to the inventory purchased within sixty days of closing.

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

Unaudited Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Aussie Health Assets acquisition on the Company’s net revenue for the years-ended December 31, 2018 and 2019. The acquisition of the Aussie Health Assets is reflected in the following unaudited pro forma information as if the acquisition had been effective on January 1, 2018.  The unaudited pro forma impact for the year-end December 31, 2019 is from January 1, 2019 through the acquisition date of September 10, 2019.

	December 31,	December 31,
	2018	2019
	(in thousands)
Net revenue as reported	$73,279	$114,451
Aussie Health net revenue	$1,819	$1,759
Net revenue pro forma	$75,098	$116,210
Operating loss as reported	$(29,429)	$(54,333)
Aussie Health operating income	$332	$310
Operating loss pro forma	$(29,097)	$(54,023)

17.	SUBSEQUENT EVENT

Coronavirus Outbreak

In January 2020, the recent outbreak of a novel strain of coronavirus was first identified that had an unfavorable impact to the Company’s key manufacturing partners.  Substantially all of the Company’s products are sourced and manufactured in China, including new products that it expects to launch during 2020. In addition, the Company relies upon its team in Shenzhen for a number of functions relating to product sourcing and development, among other things. The Company has a key manufacturing partner in China that was re-opened as of February 10, 2020 and reached over 90% capacity early in March 2020. This key manufacturer is expected to manufacture over 30% of the Company’s inventory in 2020.

In late March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus has recently been recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States. COVID-19 (coronavirus) has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced consumer spending due to both job losses and other effects attributable to the COVID-19 (coronavirus), and there are many unknowns. In light of the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s revenues, profitability and financial position is uncertain at this time.

MOHAWK GROUP HOLDINGS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Accounts Written Off or Deductions	Balance at End of Period
Description
Year-ended December 31, 2018
Allowance for doubtful accounts	$465	$—	$—	$465	$—
Deferred tax valuation allowance	$7,890	$—	$7,277	$—	$15,167
Year-ended December 31, 2019
Allowance for doubtful accounts	$—	$35	$—	$—	$35
Deferred tax valuation allowance	$15,167	$—	$14,036	$—	$29,203

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures. Evaluation of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer (“CEO”), who serves as our principal executive officer, and our Chief Financial Officer (“CFO”), who serves as our principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Form 10-K.

Based on this evaluation, the CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal controls over financial reporting for as long as we are an “emerging growth company” pursuant to the provisions of the Jumpstart Our Business Startups Act.

Management’s Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Based on that assessment, our management concluded that our internal control over financial reporting were not effective as of December 31, 2019 as we still have not fully remediated our previously reported material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As previously reported and continuing as of December 31, 2019, we have identified material weaknesses set forth below in our internal control over financial reporting:

•

We did not maintain effective monitoring controls over user access within the information technology (“IT”) systems and program change-management over certain IT systems that support our financial reporting processes;

•

We lacked proper review controls over account reconciliations and journal entries.  Further due to the limited size of the accounting and finance department there is a lack of segregation of duties that existed in regard to posting journal entries;

•	We did not have effective controls to ensure there was comprehensive analysis, documentation, and review over the recognition of stock-based compensation expense; and

•	We did not have effective review controls over consideration of the relevant accounting and disclosure guidance.

Management’s Plan to Remediate the Material Weaknesses

In 2019, we implemented the following controls in order to remediate the previously disclosed material weaknesses:

•	formal and documented closing, US GAAP and SEC checklist maintenance and review;
•	formal accounting position memos and supporting documentation;
•	improved system controls and additional mitigating controls around journal entry preparation and posting;
•	implemented additional security access and password controls within our accounting system;

•	implemented formal program change management controls within and around our accounting systems; and
•	formal review and control processes for month-end closing reconciliations.

As of December 31, 2019, though these controls have been implemented there still has not been sufficient time to properly conclude that these controls are functioning appropriately.  For the year-end 2020, we intend to continue improve and test these controls to ensure they are operating effectively. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.

Changes in Internal Control over Financial Reporting

As noted above, to remediate the previously disclosed material weaknesses in in our internal control over financial reporting, we formalized and added closing checklists, formalized and documented accounting positions, improved our systems and added formal controls around journal entries and month-end closing reconciliations. , There were no other changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2020 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our year-ended December 31, 2019, and is incorporated in this report by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2019 and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2019 and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2019 and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2019 and is incorporated in this report by reference.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Amended and Restated Bylaws of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.7*	Description of Securities of Mohawk Group Holdings, Inc.

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2019	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.3

10.4#	2018 Equity Incentive Plan.	S-8	333-232087	6/12/2019	10.3

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.5

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-8	333-232087	6/12/2019	10.4

10.7#	Mohawk Group Holdings, Inc. 2019 Equity Plan.	S-1	333-231381	5/10/2019	10.17

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Mohawk Group Holdings, Inc. 2019 Equity Plan).	S-1	333-231381	5/10/2019	10.18

10.9#	Transaction Bonus Plan.	S-1	333-231381	5/10/2019	10.9

10.10#+	Employment Agreement dated May 14, 2018, by and between Mohawk Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2019	10.10

10.11#+	Employment Agreement dated January 1, 2016, by and between Mohawk Group, Inc. and Mihal Chaouat-Fix.	S-1	333-231381	5/10/2019	10.11

10.12#	Independent Contractor Agreement dated July 1, 2017, by and between Mohawk Group, Inc. and Fabrice Hamaide.	S-1	333-231381	5/10/2019	10.12

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.13#+	Employment Agreement dated August 15, 2018, by and between Mohawk Group, Inc. and Peter Datos.	S-1	333-231381	5/10/2019	10.13

10.14#	Employment Agreement dated April 1, 2015, by and between Mohawk Group, Inc. and Yaniv Sarig.	S-1	333-231381	5/10/2019	10.14

10.15#	Independent Contractor Agreement dated August 14, 2017, by and between Mohawk Group, Inc. and Tomer Pascal.	S-1	333-231381	5/10/2019	10.15

10.16#+	Employment Agreement dated November 27, 2018, by and between Mohawk Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2019	10.16

10.17	Restated Voting Agreement dated March 13, 2019, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Mohawk Group Holdings, Inc.	S-1	333-231381	5/10/2019	10.19

10.18	Voting Agreement dated April 12, 2019, by and between Mohawk Group Holdings, Inc. and Asher Delug.	S-1	333-231381	5/10/2019	10.20

10.19+	Amended and Restated Credit and Security Agreement, dated November 23, 2018, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on Annex B thereto, MidCap Funding X Trust, individually as a Lender, and as Agent, and the financial institutions or other entities from time to time parties thereto.	S-1	333-231381	5/10/2019	10.6

10.20+	Omnibus Amendment No. 1 to Amended and Restated Credit and Security Agreement and Agreement No. 2 to Pledge Agreement, dated as of December 31, 2018, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding X Trust, as agent, and the Lenders party thereto.	S-1	333-231381	5/10/2019	10.7

10.21	Amendment No. 2 to Amended and Restated Credit and Security Agreement, dated as of March 29, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1	333-231381	5/10/2019	10.21

10.22	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of May 13, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1/A	333-231381	5/24/2019	10.22

10.23	Venture Loan and Security Agreement and form of Note issued thereunder, dated December 31, 2018, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc. and their subsidiaries from time to time party thereto and Horizon Technology Finance Corporation as a Lender and Collateral Agent.	S-1	333-231381	5/10/2019	10.8

10.24	Omnibus Limited Consent, Joinder and Amendment No. 4 to Amended and Restated Credit and Security Agreement and Amendment No. 3 to Pledge Agreement, dated as of September 10, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Aussie Health Co, LLC, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	10-Q	001-38937	11/5/2019	10.1

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.25	Omnibus Limited Consent, Joinder and Amendment to Venture Loan and Security Agreement, dated as of September 10, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Aussie Health Co, LLC, Horizon Technology Finance Corporation, as collateral agent, Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation, and Horizon Funding Trust 2019-1.	10-Q	001-38937	11/5/2019	10.2

21.1 *	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
#	Indicates management contract or compensatory plan or arrangement.
+

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOHAWK GROUP HOLDINGS, INC.

By:	/s/ Yaniv Sarig
Yaniv Sarig
President and Chief Executive Officer

Date:	March 30, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Yaniv Sarig, Fabrice Hamaide and Joseph A. Risico, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Yaniv Sarig	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2020
Yaniv Sarig

/s/ Fabrice Hamaide	Chief Financial Officer and Director (Principal Accounting and Financial Officer)	March 30, 2020
Fabrice Hamaide

/s/ William Kurtz	Director	March 30, 2020
William Kurtz

/s/ Stephen Liu, M.D.	Director	March 30, 2020
Stephen Liu, M.D.

/s/ Greg B. Petersen	Director	March 30, 2020
Greg B. Petersen

/s/ Amy von Walter	Director	March 30, 2020
Amy von Walter
/s/ Bari Harlam	Director	March 30, 2020
Bari Harlam