Form 10-Q
period 2020-03-31
Mohawk Group Holdings, Inc.
filed 2020-05-11
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 8, 2020, the registrant had 17,763,994 shares of common stock, $0.0001 par value per share, outstanding.

i

ii

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the potential impact to our business, revenues and financial condition, including our supply chain and our operations, due to the COVID-19 global pandemic;
•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve and grow profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Mohawk e-Commerce Engine) software platform;
•	our ability to successfully launch new products, including our ability to successfully manage supply chain risks;
•	our ability to identify, complete and integrate merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our estimated total addressable market;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain of qualified employees and key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Quarterly Report on Form 10-Q.

We have based the forward-looking statements contained in this Quarterly Report on Form 10-Q primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Moreover, we operate in a highly competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report on Form 10-Q. We cannot assure you that the results, events and circumstances reflected, or that the plans, intentions or expectations disclosed, in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those expressed or implied by the forward-looking statements.

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2019	March 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$30,353	$14,050
Accounts receivable—net	1,059	4,164
Inventory	36,212	44,256
Prepaid and other current assets	5,395	4,857
Total current assets	73,019	67,327
PROPERTY AND EQUIPMENT—net	175	162
GOODWILL AND OTHER INTANGIBLES—net	1,055	1,040
OTHER NON-CURRENT ASSETS	175	175
TOTAL ASSETS	$74,424	$68,704
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$21,657	$23,855
Accounts payable	21,064	21,690
Term loan	3,000	4,500
Accrued and other current liabilities	7,505	6,570
Total current liabilities	53,226	56,615
OTHER LIABILITIES	4	—
TERM LOANS	10,467	9,094
Total liabilities	63,697	65,709
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 17,736,649 shares outstanding at December 31, 2019; 500,000,000 shares authorized and 17,763,994 shares outstanding at March 31, 2020	2	2
Additional paid-in capital	140,477	147,777
Accumulated deficit	(129,809)	(144,839)
Accumulated other comprehensive income	57	55
Total stockholders’ equity	10,727	2,995
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,424	$68,704

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2019	2020
NET REVENUE	$17,846	$25,628
COST OF GOODS SOLD	11,175	15,330
GROSS PROFIT	6,671	10,298
OPERATING EXPENSES:
Sales and distribution	9,274	13,910
Research and development	1,163	2,281
General and administrative	3,366	8,003
TOTAL OPERATING EXPENSES:	13,803	24,194
OPERATING LOSS	(7,132)	(13,896)
INTEREST EXPENSE—net	1,212	1,109
OTHER EXPENSE—net	45	25
LOSS BEFORE INCOME TAXES	(8,389)	(15,030)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(8,389)	$(15,030)
Net loss per share, basic and diluted	$(0.73)	$(0.99)
Weighted-average number of shares outstanding, basic and diluted	11,534,190	15,193,647

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2020
NET LOSS	$(8,389)	$(15,030)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	25	(2)
Other comprehensive income (loss)	25	(2)
COMPREHENSIVE LOSS	$(8,364)	$(15,032)

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(8,389)	—	(8,389)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 7)	2,406,618	—	—	—	—	—
Stock-based compensation	—	—	1,500	—	—	1,500
Other comprehensive income	—	—	—	—	25	25
BALANCE—March 31, 2019	13,940,808	$1	$77,848	$(79,409)	$65	$(1,495)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	Income/(Loss)	(Deficit)
BALANCE—January 1, 2020	17,736,649	$2	$140,477	$(129,809)	$57	$10,727
Net loss	—	—	—	(15,030)	—	(15,030)
Issuance of 439,145 shares of restricted common stock in March 2020 (see Note 7)	439,145	—		—	—	—
Forfeiture of 371,320 shares of restricted common stock	(371,320)
Stock-based compensation	—	—	7,439	—	—	7,439
Shares of restricted common stock retired in connection with vesting	(40,480)		(139)			(139)
Other comprehensive loss	—	—	—	—	(2)	(2)
BALANCE—March 31, 2020	17,763,994	$2	$147,777	$(144,839)	$55	$2,995

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2020
OPERATING ACTIVITIES:
Net loss	$(8,389)	$(15,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	41
Provision for sales returns	(38)	84
Amortization of deferred financing costs and debt discounts	305	304
Stock-based compensation	1,500	7,439
Other	57	33
Changes in assets and liabilities:
Accounts receivable	(585)	(3,140)
Inventory	(3,331)	(8,044)
Prepaid and other current assets	200	540
Accounts payable, accrued and other liabilities	(1,697)	682
Cash used in operating activities	(11,923)	(17,091)
INVESTING ACTIVITIES:
Purchase of fixed assets	(13)	(18)
Proceeds on sale of fixed assets	3	—
Cash used in investing activities	(10)	(18)
FINANCING ACTIVITIES:
Taxes paid related to net settlement upon vesting of restricted common stock	—	(112)
Borrowings from Mid Cap credit facility	19,184	17,435
Repayments from Mid Cap credit facility	(13,664)	(15,414)
Debt issuance costs from Mid Cap credit facility	(66)	—
Debt issuance costs from Horizon term loan	(769)	—
Deferred offering costs	(44)	(139)
Insurance obligation payments	—	(965)
Capital lease obligation payments	(14)	(2)
Cash provided by financing activities	4,627	803
EFFECT OF EXCHANGE RATE ON CASH	1	3
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	(7,305)	(16,303)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	20,708	30,789
CASH AND RESTRICTED CASH AT END OF PERIOD	$13,403	$14,486
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$12,974	$14,050
RESTRICTED CASH—Prepaid and other assets	300	307
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$13,403	$14,486
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$628	$759
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt issuance costs not paid	$22	$—

See notes to condensed consolidated financial statements.

Mohawk Group Holdings, Inc.

Notes to condensed consolidated financial statements

FOR THE THREE MONTHS ENDED March 31, 2019 and 2020 (Unaudited)

(In thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Mohawk Group Holdings, Inc. and subsidiaries (“Mohawk” or the “Company”) is a rapidly growing technology-enabled consumer products company that uses machine learning and data analytics to design, develop, market and sell products. Mohawk predominately operates through online retail channels such as Amazon.com, Inc. (“Amazon”) and Walmart, Inc.

Headquartered in New York, Mohawk’s offices can be found in China, Philippines, Israel, and Poland.

Liquidity and Going Concern—The Company is an early-stage growth company. Accordingly, the Company endeavors to continuously invest in the launch of new products, the development of its software, and the expansion of its sales and distribution infrastructure in order to accelerate revenue growth and scale operations to support such growth. To fund these investments, the Company has historically obtained financing and raised capital since its inception with the expectation that the Company will generate profits in the future. The Company intends to continue to its strategy of investing in growth by launching new products, developing its software and expanding its sales and distribution operations for the foreseeable future.

As a result of its historical investments, the Company has incurred operating losses since its inception, which includes operating losses of $54.3 million and $13.9 million for the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, had an accumulated deficit of $129.8 million and $144.8 million at December 31, 2019 and March 31, 2020, respectively, cash on hand of $30.4 million and $14.1 million at December 31, 2019 and March 31, 2020, respectively, total outstanding borrowings from lenders of $35.1 million and $37.4 million at December 31, 2019 and March 31, 2020, respectively, and no available capacity on borrowings as of December 31, 2019 and less than $0.1 million available capacity on borrowings at March 31, 2020. The Company has raised $102.0 million in equity financing to fund its operations since inception, including the net proceeds from the Company’s initial public offering of common stock (“IPO”), through March 31, 2020.

During the Company’s review of the March 31, 2020 condensed consolidated financial statements, the Company’s financial forecast for the next 12 months following the filing date of this Quarterly Report on Form 10-Q, included revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management, and a reduction in operating cash deficit. In addition, management anticipated that the Company would not breach its financial covenants associated with its existing credit facility or term loan for the next twelve months. However, there is no assurance that management’s forecast would be attained or that the Company will be able to maintain its liquidity to fund operations and/or maintain compliance with its covenants without future equity investments or issuance of debt from outside sources. In the event of a breach of the Company’s financial covenants under the credit facility and/or its term loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

In addition, while the Company anticipates it will remain in compliance with the covenants prescribed by its existing financing arrangements (See Note 6 – Credit Facility and Term Loans), there can be no assurance that the Company’s operating forecast and cash flows for the twelve months following the issuance of the accompanying condensed consolidated financial statements, will be attained such that the Company will be able to maintain compliance with these covenants or generate sufficient liquidity to fund its ongoing operations.  These negative financial conditions raise substantial doubt about the Company’s ability to continue as a going concern as of March 31, 2020.

These condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern and as such, include no adjustments that might be necessary in the event that the Company was unable to operate on this basis.

Management plans to continue to closely monitor its operating forecast and cash flows, and may pursue additional sources of financing and/or capital to fund its operations.  If the Company is unable to improve its operating results, increase its operating cash inflows, and/or obtain additional sources of financing and capital on acceptable terms (if at all), the Company may have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coronavirus Pandemic

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company, but the pandemic may materially affect the Company's financial condition, liquidity and future results of operations.

The COVID-19 pandemic began to have an unfavorable impact on the Company, including its key manufacturing partners, in January 2020.  Substantially all of the Company’s products are sourced and manufactured in China, including new products that it expects to launch during 2020. In addition, the Company relies upon its team in Shenzhen for a number of functions relating to product sourcing and development, among other things. The Company has a key manufacturing partner in China that re-opened its facilities as of February 10, 2020 and reached over 90% capacity early in March 2020. This key manufacturer is expected to manufacture over 30% of the Company’s inventory in 2020.

Although the Company has seen an increase in its net revenue since March 2020 and through the filing date of this Quarterly Report on Form 10-Q, the future impact on the Company’s personnel, business and global operations, and on the Company’s suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the pandemic, it is possible that any and every aspect of the Company’s value chain could be disrupted, and such impact could have a material adverse impact on the Company’s business, financial condition, operating results and prospects. For example, the Company may be unable to launch new products, to replenish inventory for existing products, to ship into or receive inventory in its third-party warehouses, or to ship or sell products to customers, in each case on a timely basis or at all. The Company also may be unable to forecast demand for its products during the pendency of this pandemic and the Company may experience a substantial decrease in the demand for its products, most of which are considered not essential.

In addition, the majority of the Company’s personnel are currently working remotely, which creates challenges in the way the Company operates its business, including, but not limited to, the manner in which the Company tests products and its ability to meet its reporting obligations. If any of the Company’s key personnel contracts COVID-19, the Company could experience impacts to its ability to execute its operations.

Further, the Company is currently seeking to preserve its liquidity and capital resources through various actions, which include delaying and negotiating the delay of payments to certain vendors, the effect of which could have an adverse impact on the Company’s business, including its relationships with these vendors. The Company’s operations rely on third-parties to manufacture its products, to provide logistics and warehousing services and to facilitate sales of its products, and accordingly the Company relies on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans.

In light of the uncertainty as to the severity and duration of the pandemic, the Company may be unable to remain in compliance with the terms of its existing loan agreements and may be unable to secure a waiver, which could have an adverse impact on the Company’s business, prospects and financial condition and the Company intends to seek additional financing options. The Company expects that any financing, if successful, will be expensive and/or dilutive. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect the Company economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect its liquidity.

Due to the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s future revenues, profitability, financial position and business is uncertain at this time.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2020, the results of operations for the three months ended March 31, 2020 and 2019, the statements of stockholder’s equity for the three months ended March 31, 2020 and 2019, and cash flows for the three months ended March 31, 2020 and 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the Company’s audited consolidated financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, on March 30, 2020, (the “Annual Report”).

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended March 31, 2019 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$17,029	$250	$533	$17,812
Other	34	—	—	34
Total net revenue	$17,063	$250	$533	$17,846

	Three Months Ended March 31, 2020 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$25,173	$59	$361	$25,593
Other	35	—	—	35
Total net revenue	$25,208	$59	$361	$25,628

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$6,563	$13,270
Small home appliances	4,230	5,635
Cosmetics, skincare, and heath supplements	3,167	3,368
Cookware, kitchen tools and gadgets	2,039	989
Hair appliances and accessories	1,074	1,041
All others	240	964
Total net product revenue	17,313	25,267
Managed SaaS	533	361
Total net revenue	$17,846	$25,628

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At March 31, 2020, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The credit facility is carried at amortized cost and at December 31, 2019 and March 31, 2020 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs. The Company’s financial instruments of cash and restricted cash consist of Level 1 assets at December 31, 2019 and March 31, 2020. The Company’s cash and restricted cash was approximately $30.8 million and $14.5 million, respectively, and included savings deposits and overnight investments at December 31, 2019 and March 31, 2020.

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

Recent Accounting Pronouncements

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. The Company has elected to use this extended transition period until it is no longer an emerging growth company or until it affirmatively and irrevocably opts out of the extended transition period. As a result, the Company’s financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Adopted Accounting Standards

In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expands the scope of Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The new guidance was adopted on January 1, 2020 with no material impact on the condensed consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (loss). The new guidance was adopted on January 1, 2020 with no material impact on the Company’s condensed consolidated financial statements.

On August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC Topic 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The new guidance was adopted on January 1, 2020 with no material impact on the Company’s condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Securities Exchange Act of 1934, as amended) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”), which requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and it will be effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on the its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses (Topic 326). This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and will be effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its consolidated financial statements.

3.	INVENTORY

Inventory consisted of the following as of December 31, 2019 and March 31, 2020:

	December 31, 2019	March 31, 2020
	(in thousands)
Inventory on-hand	$29,370	$35,831
Inventory in-transit	6,842	8,425
Inventory	$36,212	$44,256

All of the Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $4.7 million and $7.0 million as of December 31, 2019 and March 31, 2020, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2019 and March 31, 2020:

	December 31, 2019	March 31, 2020
	(in thousands)
Prepaid inventory	$2,195	$2,456
Restricted cash	307	307
Prepaid insurance	1,967	964
Other	926	1,130
Prepaid and other current assets	$5,395	$4,857

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and March 31, 2020:

	December 31, 2019	March 31, 2020
	(in thousands)
Accrued compensation costs	$300	$388
Accrual for insurance financing	1,031	66
Accrued professional fees and consultants	400	520
Accrued logistics costs	2,326	2,067
Product related accruals	1,518	1,681
Sales tax payable	507	257
Sales return reserve	456	540
Seller note from acquisition	195	195
All other accruals	772	856
Accrued and other current liabilities	$7,505	$6,570

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY AND TERM LOANS

Credit facility and term loans consisted of the following as of December 31, 2019 and March 31, 2020:

	December 31, 2019	March 31, 2020
	(in thousands)
MidCap credit facility	$22,953	$24,975
Less: deferred debt issuance costs	(1,268)	(1,095)
Less discount associated with issuance of warrants	(28)	(25)
Total MidCap credit facility	$21,657	$23,855

Horizon term loan	$15,000	$15,000
Less: deferred debt issuance costs	(836)	(767)
Less discount associated with issuance of warrants	(697)	(639)
Total Horizon term loan	13,467	13,594
Less-current portion	(3,000)	(4,500)
Term loan-non current portion	$10,467	$9,094

MidCap Credit Facility and Term Loan

On November 23, 2018, the Company entered into a three-year $25.0 million revolving credit facility (the “Credit Facility”) with MidCap Financial Trust (“MidCap”). The Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company is required to pay a facility availability fee of 0.5% on the average unused portion of the facility. The Credit Facility contains a minimum liquidity financial covenant that requires the Company to maintain a minimum of $5.0 million in cash on hand or availability in the Credit Facility. In 2018, the Company incurred approximately $1.3 million in debt issuance costs which has been offset against the debt and will be expensed over the three years. Unamortized debt issuance costs of $0.7 million, relating to a prior three-year revolving credit facility with MidCap, will be amortized in accordance with the terms of the Credit Facility. As of December 31, 2019, there was $23.0 million outstanding on the Credit Facility and an available balance of approximately $0.0 million. As of March 31, 2020, there was $25.0 million outstanding on the Credit Facility and an available balance of less than $0.1 million. As of March 31, 2020, the Company was in compliance with the financial covenants contained within the Credit Facility.

The Company recorded interest expense from the Credit Facilities of approximately $0.7 million and $0.5 million for the three months ended March 31, 2019 and 2020 respectively, which included $0.1 million and $0.2 million, respectively, relating to debt issuance costs.

Horizon Term Loan

On December 31, 2018, the Company entered into a term loan agreement (the “Horizon Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”). As part of the agreement, the Company obtained a five-year $15.0 million term loan (the “Term Loan”). The Term Loan bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50% for outstanding borrowings and payments on principal are made on a monthly basis. The maturity date of the Term Loan is January 2023. The Term Loan contains minimum required EBITDA financial covenants that require the Company to achieve EBITDA of certain amounts based on the amount that the Company is permitted to borrow above $25.0 million under the Credit Facility (the “Revolving Line Indebtedness Cap”). The Horizon Loan Agreement also contains a cash collateral covenant that requires the Company to maintain a cash collateral account with an amount based on the Revolving Line Indebtedness Cap.

In connection with the Horizon Loan Agreement, the Company issued to Horizon warrants to purchase 76,923 shares of its common stock at an exercise price of $15.60 per share. The warrants are exercisable and expire ten years from the date of issuance. The Company utilized the Binomial option-pricing model to determine the fair value of the warrants. The fair value of the warrants on issuance was $0.9 million, which has been recorded as a debt discount against the Term Loan.

The Company incurred approximately $1.0 million in debt issuance costs which has been offset against the debt and will be expensed over the term of the Term Loan, five years.

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

As of December 31, 2019, and March 31, 2020 there was $15.0 million outstanding on the Term Loan and the Company was in compliance with the financial covenants. The Company recorded interest expense from the Term Loan of $0.5 million for the three months ended March 31, 2020 and 2019, which included less than $0.1 million, relating to debt issuance costs.

Interest Expense, Net

Interest expense, net consisted of the following for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31, 2019	March 31, 2020
	(in thousands)
Interest expense	$1,213	$1,133
Interest income	$(1)	(24)
Total Interest expense, net	$1,212	$1,109

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Mohawk Group Holdings Inc., a subsidiary of the Company (“MGI”), adopted, and MGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, MGI’s board of directors adopted, and MGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Mohawk 2014 Plan”). As of March 31, 2020, options to purchase an aggregate of 369,867 shares of the Company’s common stock were outstanding and 2,608 shares were reserved for awards available for future issuance under the Mohawk 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “Mohawk 2018 Plan”) on October 11, 2018. The Mohawk 2018 Plan was approved by its stockholders on May 24, 2019. As of March 31, 2020, 300,432 shares subject to restricted stock awards and options to purchase 1,478,307 shares of the Company’s common stock were outstanding and 901,057 shares were reserved for awards available for future issuance under the Mohawk 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of March 31, 2020, an aggregate of 2,098,006 shares of restricted common stock were outstanding, with no shares reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the IPO. The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and that there is more than one requisite service period. Upon prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination, (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock options activity during the three months ended March 31, 2020:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2020	1,862,569	$9.09	8.64	$99,289
Options granted	—	$—
Options exercised	—	$—		$—
Options cancelled	(28,430)	$8.00	—
Balance—March 31, 2020	1,834,139	$9.11	8.51	$—
Exercisable as of March 31, 2020	911,251	$8.85	8.32	$—
Vested and expected to vest as of March 31, 2020	1,834,139	$9.11	8.51	$—

As of March 31, 2020, the total unrecognized compensation expense related to unvested options was $10.3 million, which the Company expects to recognize over an estimated weighted average period of 1.76 years.

There were no stock options granted during the three months ended March 31, 2019 or 2020.

A summary of restricted stock award activity within the Company’s equity plans and changes for the three months ended March 31, 2020, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2020	2,601,972	$18.21
Granted	439,145	$3.05
Vested	(328,000)	$14.58
Forfeited	(371,320)	$19.23
Nonvested at March 31, 2020	2,341,797	$16.23

On March 12, 2020 371,320 shares of restricted stock were forfeited and treated as a cancellation with remaining unrecognized expense for the unvested awards recognized on the date of cancellation. The Company did not reverse previously recognized compensation expense as a result of these forfeitures. Stock-based compensation expense for restricted shares granted was $5.9 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, $1.1 million shares of restricted common stock vested.

The weighted-average grant date fair value of shares of restricted common stock granted during the three months ended March 31, 2020 was $3.05 As of March 31, 2020, the total unrecognized compensation expense related to unvested shares of restricted common stock was $14.7 million , which the Company expects to recognize over an estimated weighted-average period of 1.

The table above includes 300,432 shares of restricted common stock that have been granted under the Mohawk 2018 Plan, included in the shares outstanding under that plan and carry dividend or voting rights applicable to the Company’s common stock.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Sales and distribution expenses	$388	$1,592
Research and development expenses	161	1,273
General and administrative expenses	951	4,574
Total stock-based compensation expense	$1,500	$7,439

8.	NET LOSS PER SHARE

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

The Company’s shares of restricted common stock are entitled to receive dividends and hold voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Accordingly, although the vesting commences upon the elimination of the contingency, the shares of restricted common stock are considered a participating security and the Company is required to apply the two-class method to consider the impact of the shares of restricted common stock on the calculation of basic and diluted earnings per share. The Company is currently in a net loss position and is therefore not required to present the two-class method; however, in the event the Company is in a net income position, the two-class method must be applied by allocating all earnings during the period to shares of common stock and shares of restricted common stock.

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Net loss	$(8,389)	$(15,030)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	11,534,190	15,193,647
Net loss per share, basic and diluted	$(0.73)	$(0.99)

9.	COMMITMENTS AND CONTINGENCIES

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

Sales or Other Similar Taxes— Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce market places in most states within the United States. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2019 and March 31, 2020, the Company estimates that the potential liability, including current sales tax payable is approximately $0.5 and $0.3 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

U.S. Department of Energy— In September 2019, the Company received a Test Notice from the U.S. Department of Energy (“DOE”) indicating that a certain dehumidifier model may not comply with applicable energy-conservation standards. The DOE requested that the Company provide it with several model units for DOE testing.  If the Company is determined to have violated certain energy-conservation standard, it could be fined pursuant to DOE guidelines, and this civil penalty may be material to the Company’s consolidated financial statements. The Company intends to vigorously defend itself. The Company has submitted to the DOE testing process, made a good-faith effort to provide necessary notice as practicable, and included in a formal response to the DOE copies of the energy-efficiency report and certification that were issued for the dehumidifier model at the time of production. The Company believes that its products are compliant, and the Company, in conjunction with its manufacturing partner, has disputed the Test Notice received from the DOE. As of the date of the issuance of these financial statements, the Company cannot reasonably estimate what, if any, penalties may be levied.

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

In April 2020, the Company received notice from the EPA with respect to regulatory compliance and the advertising associated with certain of its dehumidifier products. The Company believes that its products are compliant, and the Company is currently in discussions with the EPA to resolve the matter. The EPA has placed a hold on the importation of certain of the Company's dehumidifiers while it reviews the matter with the Company. The Company cannot be certain of the outcome with the EPA, and the Company may incur costs and penalties that cannot presently be calculated in the event that the Company is unable to resolve this matter with the EPA.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2020. As discussed in the section titled “Special Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Special Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

We have launched and sold hundreds of SKUs on Amazon and other e-commerce platforms. Through the success of a number of those products, we have grouped them and have incubated four owned and operated brands: hOmeLabs, Vremi, Xtava and RIF6. These product categories include home and kitchen appliances, kitchenware, environmental appliances (i.e., dehumidifiers and air conditioners), beauty related products and, to a lesser extent, consumer electronics. The Company has recently launched a new brand, Holonix Health, which has been created to develop and market personal protective equipment and wellness related products in light of the COVID-19 pandemic.

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

ii.

Sustain phase: Our goal is for every product we launch to enter the sustain phase and become profitable, with a target average of positive 10% net margin, within approximately three months of launch on average. Net margin primarily reflects a combination of manual and automated adjustments in price and marketing spend. Over time, our products benefit from economies of scale stemming from purchasing power both with manufacturers and with fulfillment providers.

iii.

Milk phase or Liquidate phase: If a product does not enter the sustain phase or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell the remaining inventory. In order to enter the milk phase, we believe that a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. To date, none of our products have achieved the milk phase and we can provide no assurance that any of our products will do so in the future.

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

The following table shows the number of launches of new products included in our net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year. The growth in our direct net revenue (i.e. direct to consumer sales) versus the comparable prior year period is the period over period growth of direct sales channel.

	Three Months Ended March 31,
	2019	2020
Launches of new products	4	16
Growth in direct net revenue versus comparable previous year period	40.9%	47.7%

Our growth in direct net revenue can be impacted by the timing and the season in which products are launched.  For example, 14 of our 16 products launches for the three months ended March 31, 2020 occurred between the last of week February 2020 and March 31, 2020, and do not have a full quarter of sales.

Financial Operations Overview

Net Revenue

We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct to consumer sales (i.e. direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

Cost of Goods Sold—Cost of goods sold is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. The Office of the U.S. Trade Representative (“USTR”) has imposed additional tariffs on products imported from China. We contract manufacturers, through purchase orders, predominantly in China, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impacts a significant number of our products. We believe tariff increases that have been previously announced and subsequently postponed by the USTR in late 2019, would have originally impacted our cost of goods sold at the end of the third quarter of 2019 as we expected to sell through our pre-tariff inventory. As such, we planned our inventory purchases (i.e., increased our days of inventory on hand) to delay the tariff impact into the summer of 2020, and we expected to raise prices to offset the tariff impact once we sold through our pre-tariff inventory. Our pricing actions are intended to offset the full gross margin impact of tariff increases, if they are enacted. However, there are no assurances that these pricing actions will not reduce customer orders if these tariffs are implemented or if additional tariffs are implemented in the future. Further, we can provide no assurances that future tariff increases will not be enacted.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, warehouse costs and employee compensation and benefits. Costs associated with our advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. Shipping and handling expense is included in our condensed consolidated statements of operations in sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., fulfillment by Mohawk (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”). After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. In the first quarter of 2020 we added five FBM warehouses, to our third-party warehouse network to add FBM One Day Prime delivery for sales through Amazon, allowing us to cover approximately 90% of the U.S. We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers. As our third-party warehouse locations have greater geographic reach, the average last mile shipping zones to the end customer will decrease, and as such our shipping costs to customers will decrease.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees and other general overhead costs, including the costs of being a public company.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loan and includes amortization of deferred finance costs and debt discounts from our credit facility and term loan with MidCap Financial Trust (“MidCap”) and our term loan with Horizon Technology Finance Corporation (“Horizon”).

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expenses necessary to operate our business;

•	research and development expenses necessary for the development, operation and support of our software platform; or

•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense.

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Contribution margin	$(795)	$(755)
Contribution margin as a percentage of net revenue	(4.5)%	(2.9)%
EBITDA	$(7,122)	$(13,880)
Adjusted EBITDA	$(5,577)	$(6,416)
Adjusted EBITDA as a percentage of net revenue	(31.3)%	(25.0)%

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

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Operating loss	$(7,132)	$(13,896)
Add:
General and administrative expenses	3,366	8,003
Research and development expenses	1,163	2,281
Sales and distribution fixed expenses, including stock-based compensation expense	1,808	2,857
Contribution margin	$(795)	$(755)
Contribution margin as a percentage of net revenue	(4.5)%	(2.9)%

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

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Net loss	$(8,389)	$(15,030)
Add:
Provision for income taxes	—	—
Interest expense, net	1,212	1,109
Depreciation and amortization	55	41
EBITDA	(7,122)	(13,880)
Other expense (income), net	45	25
Stock-based compensation expense	1,500	7,439
Adjusted EBITDA	$(5,577)	$(6,416)
Adjusted EBITDA as a percentage of net revenue	(31.3)%	(25.0)%

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2020

The following table summarizes our results of operations for the three months ended March 31, 2019 and 2020, together with the changes in those items in dollars and percentages:

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(in thousands)
Net revenue	$17,846	$25,628	$7,782	43.6%
Cost of goods sold	11,175	15,330	4,155	37.2
Gross profit	6,671	10,298	3,627	54.4
Sales and distribution expenses (1)	9,274	13,910	4,636	50.0
Research and development expenses (1)	1,163	2,281	1,118	96.1
General and administrative expenses (1)	3,366	8,003	4,637	137.8
Operating loss	(7,132)	(13,896)	(6,764)	(94.8)
Interest expense, net	1,212	1,109	(103)	(8.5)
Other expense (income), net	45	25	(20)	(44.4)
Loss before income taxes	(8,389)	(15,030)	(6,641)	(79.2)
Provision for income taxes	—	—	—	—
Net loss	$(8,389)	$(15,030)	$(6,641)	(79.2)%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Sales and distribution expenses	$388	$1,592
Research and development expenses	161	1,273
General and administrative expenses	951	4,574
Total stock-based compensation expense	$1,500	$7,439

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2019	2020
Net revenue	100.0%	100.0%
Cost of goods sold	62.6%	59.8%
Gross margin	37.4%	40.2%
Sales and distribution expenses	52.0%	54.3%
Research and development expenses	6.5%	8.9%
General and administrative expenses	18.9%	31.2%
Operating loss	(40.0)%	(54.2)%
Interest expense, net	6.8%	4.3%
Other expense, net	0.3%	0.1%
Loss before income taxes	(47.1)%	(58.6)%
Provision for income taxes	0.0%	0.0%
Net loss	(47.1)%	(58.6)%

Net Revenue

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(in thousands)
Direct	$17,063	$25,208	$8,145	47.7%
Wholesale	250	59	(191)	(76.4)%
Managed SaaS	533	361	(172)	(32.3)%
Net revenue	$17,846	$25,628	$7,782	43.6%

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

Net revenue increased $7.8 million, or 43.6%, to $25.6 million during the three months ended March 31, 2020 compared to $17.8 million for the three months ended March 31, 2019. The increase was primarily attributable to increased direct sales volume of $8.1 million, or 47.7%, from growth in our existing product portfolio and impact of products released in the second half of 2019. We also saw a decrease in wholesale revenue of $0.2 million versus the prior year. Wholesale is currently not a strategic focus for us, but we expect from time to time to sell our products via wholesale arrangements as we may determine that is the most advantageous channel for certain product categories we enter or for liquidation purposes. Finally, we saw a decrease in our managed SaaS revenue of $0.2 million in the three months ended March 31, 2020 as we completed certain contracts in 2019.

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$6,563	$13,270
Small home appliances	4,230	5,635
Cosmetics, skincare, and heath supplements	3,167	3,368
Cookware, kitchen tools and gadgets	2,039	989
Hair appliances and accessories	1,074	1,041
All others	240	964
Total net product revenue	17,313	25,267
Managed SaaS	533	361
Total net revenue	$17,846	$25,628

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $6.6 million in net revenue for the three months ended March 31, 2019 and grew to $13.3 million for the three months ended March 31, 2020. This increase is principally due to the launch of new products over the last year which were not sold during the prior year comparable quarter. These new environmental appliance products in the quarter ended March 31, 2020 account for $5.9 million of the increase over the prior year comparable quarter. The current year quarter experienced an increase of $0.8 million for environmental appliance products sold in both periods, over the prior year quarter. We continued to expand our small home appliances products, which increased $1.4 million in net revenue to $5.6 million for the three months ended March 31, 2020 as compared to the prior year comparable quarter. Cosmetics, skincare and heath supplements generated $3.4 million in net revenue for the three months ended March 31, 2020 as compared to $3.2 million for the three months ended March 31, 2019. Net revenue from cookware, kitchen tools and gadgets was down approximately $1.1 million during the three months ended March 31, 2020 from the prior year comparable period as we focused on certain product categories, reducing the SKUs managed and sold in this category. We recorded slightly higher sales of hair appliances and accessories and all other categories from $1.3 million in the three months ended March 31, 2019 to $2.0 million in the three months ended March 31, 2020.

Cost of Goods Sold and Gross Margin

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(in thousands)
Cost of goods sold	$11,175	$15,330	$4,155	37.2%
Gross profit	$6,671	$10,298	$3,627	54.4%

Cost of goods sold increased $4.2 million, or 37.2%, to $15.3 million during the  three months ended March 31, 2020  compared to $11.2 million for the three months ended March 31, 2019. The increase was primarily attributable to increased sales volume from growth in our existing product portfolio and impact of products released in the second half of 2019.

Gross margin increased to 40.2% for the three months ended March 31, 2020 compared to 37.4% for the three months ended March 31, 2019. The improvement in gross margin was due to a decrease in overall cost of product per unit as a result of improved pricing from our manufacturers including favorable volume discounts.

Sales and Distribution Expenses

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(in thousands)
Sales and distribution expenses	$9,274	$13,910	$4,636	50.0%

Sales and distribution expenses increased by $4.6 million from $9.3 million for the three months ended March 31, 2019 to $13.9 million for the three months ended March 31, 2020. E-commerce platform commissions, online advertising and logistics expenses (i.e. variable sales and distribution expense) increased to $11.1 million for the three months ended March 31, 2020 from $7.5 million for the three months ended March 31, 2019. These increases are attributable primarily to the increase in the volume of products sold in the quarter ended March 31, 2020. For the three months ended March 31, 2020, our sales and distribution fixed costs (i.e., salary, office expenses) decreased by $0.2 million to $1.3 million from the comparable prior year period. The three months ended March 31, 2020 includes an increase in stock-based compensation expense to $1.6 million from $0.4 million in the comparable prior year period from stock options granted in December 2018 pursuant to the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Equity Plan”) and grants of restricted stock awards pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”), which we began to expense as of the closing date of our initial public offering of common stock (the “IPO”).

As a percentage of net revenue, sales and distribution expenses increased to 54.3% for the three months ended March 31, 2020  from 52.0% for the three months ended March 31, 2019. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 43.1% for the three months ended March 31, 2020  as compared to 41.8% for the three months ended March 31, 2019, which slightly increased due to increase online advertising expense of launches and our expansion of our third-party warehouses for One Day Prime delivery. We believe that e-commerce customers prefer to have delivery of their purchases as soon as possible (i.e., in one day). In an effort to deliver products as soon as possible, while managing our logistics spend, late in the second quarter of 2018, we began to fulfill product sales ourselves by leveraging our direct fulfillment platform (i.e., FBM) through third-party warehouses, instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. During the three months ended March 31, 2020, we added five third-party FBM warehouses to our direct fulfillment platform, enabling One Day Prime delivery for 90% of the United States. We expect to see future period costs savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations cost and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(in thousands)
Research and development expenses	$1,163	$2,281	$1,118	96.1%

Research and development expenses increased by $1.1 million from $1.2 million for the  three months ended March 31, 2019 to $2.3 million for the three months ended March 31, 2020. The increase in research and development expenses was attributable to an increase of stock-based compensation expense of $1.1 million due to grants of restricted stock awards pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(in thousands)
General and administrative expenses	$3,366	$8,003	$4,637	137.8%

General and administrative expenses increased by $4.6 million from $3.4 million for the three months ended March 31, 2019 to $8.0 million for the three months ended March 31, 2020. The increase in general and administrative expenses was primarily attributable to an increase in insurance costs, primarily directors’ and officers’ liability insurance of $0.9 million which commenced as of the closing date of our IPO and an increase in stock-based compensation expense of $3.6 million. The increase in stock-based compensation expense is primarily from grants of restricted stock awards in late March 2019, pursuant to the 2019 Equity Plan, which we began to expense as of the closing date of our IPO and to stock options granted in December 2018 pursuant to the 2018 Equity Plan.

Interest expense, net

	Three Months Ended March 31,		Change
	2019	2020	Amount	%
	(in thousands)
Interest expense, net	$1,212	$1,109	$(103)	(8.5)%

Interest expense, net decreased by $0.1 million from $1.2 million for the three months ended March 31, 2019 to $1.1 million for the three months ended March 31, 2020. The decreased was primarily related to decreased interest expense under the three-year $25.0 million revolving credit facility with MidCap (the “Credit Facility”) as the average borrowings interest rate had decreased as compared to the  prior year comparable quarter, and a slight increase in interest income. We expect interest expense to increase as we continue to utilize the Credit Facility to purchase additional inventories as part of our growth strategy.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2019 and 2020

The following table provides information regarding our cash flows for the three months ended March 31, 2019 and 2020, respectively:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
Cash used in operating activities	$(11,923)	$(17,091)
Cash used in investing activities	(10)	(18)
Cash provided by financing activities	4,627	803
Effect of exchange rate on cash	1	3
Net change in cash and restricted cash for period	$(7,305)	$(16,303)

Net Cash Used in Operating Activities

Net cash used in operating activities was $11.9 million for the three months ended March 31, 2019 compared to $17.1 million for the three months ended March 31, 2020. The increase in cash used in operating activities was driven by an increase in net loss after adjusting for non-cash items used in operating activities from $6.5 million used in three months ended March 31, 2019 to $7.1 million used for the three months ended March 31, 2020. Cash used in operating activities was partially decreased by an increase in cash provided by working capital of $5.4 million for the three months ended March 31, 2019 and cash used in operating activities for the three months ended March 31, 2020 was increased by cash used in working capital of $10.0 million for the three months ended March 31, 2020. Cash used in working capital for the three months ended March 31, 2020 is primarily related to the increase of accounts receivable during the period from increased sales late in the first quarter and increases in inventory associated with purchases made in anticipation of the reduction in manufacturing due to the Chinese New Year and in anticipation of our summer season when there is typically greater demand for our products.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4.6 million for the three months ended March 31, 2019, compared to $0.8 million of net cash provided by financing activities for the three months ended March 31, 2020. For the three months ended March 31, 2019, cash provided by financing activities of $4.6 million was primarily from borrowings under the Credit Facility of  $19.2 million, offset by repayments under the Credit Facility of $13.7 million, and $0.8 million in payments related to debt issuance costs. For the three months ended March 31, 2020, cash provided by financing activities of $0.8 million was primarily from borrowings under the Credit Facility of $17.4 million offset by repayments under the Credit Facility of $15.4 million, and repayments of insurance financing of $1.0 million.

Sources of Liquidity and Initial Public Offering

Liquidity and Going Concern—We are an early-stage growth company and endeavor to continuously invest in the launch of new products, the development of our software, and the expansion of our sales and distribution infrastructure in order to accelerate revenue growth and scale operations to support such growth. To fund these investments, we have historically obtained financing and raised capital since our inception with the expectation of generating profits in the future. We intend to continue to our strategy of investing in growth by launching new products, developing our software and expanding our sales and distribution operations for the foreseeable future.

As a result of our historical investments, we have incurred operating losses since our inception, which includes operating losses of $54.3 million and $13.9 million for the year ended December 31, 2019 and the three months ended March 31, 2020, respectively, had an accumulated deficit of $129.8 million and $144.8 million at December 31, 2019 and March 31, 2020, respectively, cash on hand of $30.4 million and $14.1 million at December 31, 2019 and March 31, 2020, respectively, total outstanding borrowings from lenders of $35.1 million and $37.4 million at December 31, 2019 and March 31, 2020, respectively, and no available capacity on borrowings at December 31, 2019 and less than $0.1 million available capacity on borrowings at March 31, 2020. We have raised $102.0 million in equity financing to fund our operations since inception, including the net proceeds from our initial public offering of common stock (“IPO”), through March 31, 2020.

During our review of the March 31, 2020 condensed consolidated financial statements, our financial forecast for the next 12 months included revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management and a reduction in operating cash deficit. In addition, we anticipated that we would not breach our financial covenants associated with our existing credit facility or term loan for the next twelve months. However, there is no assurance that our forecast will be attained or that we will be able to maintain sufficient liquidity to fund operations and/or maintain compliance with our covenants without future equity investments or issuance of debt from outside sources. In the event of a breach of our financial covenants under the credit facility and/or our term loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

In addition, while we anticipate we will remain in compliance with the covenants prescribed by its existing financing arrangements (See Note 6 – Credit Facility and Term Loans), there can be no assurance that our operating forecast and cash flows for the twelve months following the issuance of the accompanying condensed consolidated financial statements  will be attained such that we will be able to maintain compliance with these covenants or generate sufficient liquidity to fund ongoing operations.  These negative financial conditions raise substantial doubt about our ability to continue as a going concern as of March 31, 2020.

These condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern and, as such, include no adjustments that might be necessary in the event that we are unable to operate on this basis.

We plan to continue to closely monitor our operating forecast and cash flows and may pursue additional sources of financing and/or capital to fund our operations.  If we are unable to improve operating results, increase operating cash inflows, and/or obtain additional sources of financing and capital on acceptable terms (if at all), we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of software, reduce our sale and distribution infrastructure, or otherwise significantly reduce the scope of our business.   The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Coronavirus Pandemic

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments are taking, continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on us, but the pandemic may materially affect our financial condition, liquidity and future results of operations.

The COVID-19 pandemic began to have an unfavorable impact on us including our key manufacturing partners, in January 2020.  Substantially all of our products are sourced and manufactured in China, including new products that it expects to launch during 2020. In addition, we rely on our team in Shenzhen for a number of functions relating to product sourcing and development, among other things. Our key manufacturing partner in China re-opened its facilities as of February 10, 2020 and reached over 90% capacity early in March 2020. This key manufacturer is expected to manufacture over 30% of our inventory in 2020.

Although we have seen an increase in net revenue since March 2020 and through the filing date of this Quarterly Report on Form 10-Q, the future impact on our personnel, business and global operations, and our suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the pandemic, it is possible that any and every aspect of our value chain could be disrupted, and such impact could have a material adverse impact on our business, financial condition, operating results and prospects. For example, we may be unable to launch new products, to replenish inventory for existing products, to ship into or receive inventory into our third-party warehouses, or to ship or sell products to customers, in each case on a timely basis or at all. We may also be unable to forecast demand for our products during the pendency of this pandemic and may experience a substantial decrease in the demand for our products, most of which are considered not essential.

In addition, the majority of our personnel are currently working remotely, which creates challenges in the way we operate our business, including, but not limited to, how we test products and our ability to meet reporting obligations. If any of our key personnel contracts COVID-19, we could experience impacts to our ability to execute our operations.

Further, we are currently seeking to preserve our liquidity and capital resources through various actions, which include delaying and negotiating the delay of payments to certain vendors, the effect of which could have an adverse impact on our business, including our relationships with these vendors. Our operations rely on third-parties to manufacture its products, to provide logistics and warehousing services and to facilitate sales of its products, and accordingly we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans.

In light of the uncertainty as to the severity and duration of the pandemic, we may be unable to remain in compliance with the terms of our existing loan agreements and may be unable to secure a waiver, which could have an adverse impact on our business, prospects and financial condition and we intend to seek additional financing options. We expect that any financing, if successful, will be expensive and/or dilutive. Furthermore, the spread of COVID-19, which has caused a broad impact globally, may materially affect us economically. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.

Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, financial position and business is uncertain at this time.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2020. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In addition, we have outstanding debt under the Amended and Restated Credit Agreement, dated as of November 23, 2018, with MidCap as Agent and the lenders party thereto, as amended (the “MidCap Credit Agreement”), that bears interest. As of March 31, 2020, our outstanding indebtedness under the Credit Facility was $25.0 million, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75%. We also have outstanding debt under the five-year $15.0 million term loan with Horizon (the “Term Loan”). As of March 31, 2020, our outstanding indebtedness under the Term Loan was $15.0 million, which bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility or the Term Loan, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than less than 1% of our net revenue for each of the three months ended March 31, 2019 and 2020. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three months ended March 31, 2019 and 2020.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for December 31, 2019, our disclosure controls and procedures were not effective as of March 31, 2020.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.

As previously reported in our Annual Report on Form 10-K for December 31, 2019, we have identified the material weaknesses set forth below in our internal control over financial reporting:

•

We did not maintain effective monitoring controls over user access within the information technology (“IT”) systems and program change-management over certain IT systems that support our financial reporting processes;

•

We lacked proper review controls over account reconciliations and journal entries.  Further due to the limited size of the   accounting and finance department there is a lack of segregation of duties with regard to posting journal entries;

•	We did not have effective controls to ensure there was comprehensive analysis, documentation, and review over the recognition of stock-based compensation expense; and
•	We did not have effective review controls over consideration of the relevant accounting and disclosure guidance.

Management’s Plan to Remediate the Material Weaknesses

In 2019, we implemented the following controls in order to remediate the previously disclosed material weaknesses:

•	formal and documented closing, GAAP and SEC checklist maintenance and review;
•	formal accounting position memos and supporting documentation;
•	improved system controls and additional mitigating controls around journal entry preparation and posting;
•	implemented additional security access and password controls within our accounting system;
•	implemented formal program change management controls within and around our accounting systems; and
•	formal review and control processes for month-end closing reconciliations.

During the year-ending December 31, 2020, we intend to continue improving on and testing these controls to ensure they are operating effectively. However, we cannot be certain that the measures we have taken or may take in the future will ensure that we establish and maintain adequate controls over our financial processes and reporting in the future.

Changes in Internal Control over Financial Reporting

As noted above, to remediate the previously disclosed material weaknesses in in our internal control over financial reporting, we formalized and added closing checklists, formalized and documented accounting positions, improved our systems and added formal controls around journal entries and month-end closing reconciliations. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020, which could materially affect our business, financial condition, cash flows or future results. There have been no material changes in our risk factors included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2019 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as presented below, there have been no material changes from the risk factors associated with our business previously disclosed in our Form 10-K.

*We have significant operational exposure relating to the COVID-19 pandemic and the impact from this risk could have a material adverse impact on our business, financial condition, operating results and prospects.

Although we have seen an increase in our net revenue since March 2020 and through the date of this Quarterly Report on Form 10-Q, the future impact on our personnel, business and global operations, and on our suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the pandemic, it is possible that any and every aspect of our value chain could be disrupted, and such impact could have a material adverse impact on our business, financial condition, operating results and prospects. For example, we may be unable to launch new products, to replenish inventory for existing products, to ship into, or receive inventory in, our third-party warehouses, or to ship or sell products to customers, in each case on a timely basis or at all.

In addition, the majority of our personnel are currently working remotely which creates challenges in the way we operate our business, including with respect to the manner in which we ensure the quality of our products. If any of our key personnel contracts COVID-19, we could experience impacts to our ability to execute our operations.

Further, we are currently seeking to preserve our liquidity and capital resources through various actions which may include negotiating the delay of payments to certain vendors the effect of which could have an adverse impact on our business, including our relationships with these vendors. For example, payment delays to certain of our manufacturing vendors in China during April 2020 has resulted in a temporary loss of availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our manufacturing vendors. As of the date of this Quarterly Report on Form 10-Q, Sinosure has reinstated this insurance to levels that we believe are sufficient to fund our operations. In the future, we may not be able to maintain this insurance on a timely basis or at all, which would have a material impact on our working capital and our ability to fund our operations. In addition, our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and accordingly we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans.

In light of the uncertainty as to the severity and duration of the pandemic, we may be unable to remain in compliance with the terms of our existing loan agreements and may be unable to secure a waiver which could have an adverse impact on our business, prospects and financial condition and we may seek additional financing options. We expect that any financing, if successful, will be expensive and/or dilutive. We also may be unable to forecast demand for our products during the pendency of this pandemic and we may experience a substantial decrease in the demand for our products most of which are considered not essential.

*We have a short operating history in an evolving industry.

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

The Company has launched numerous products over the last several quarters and has experienced a lower than expected success rate of products reaching the sustain phase. In addition, in certain instances, while a product has reached the sustain phase, our forecasts, at times, have resulted in inventory overages. The Company has recently launched its Holonix Health brand which was developed to address the personal protective equipment and wellness product category in light of the COVID-19 pandemic. The Company's marketing strategy relies to a significant extent on its ability to sell such products on the Amazon marketplace and it can provide no assurances that it will be allowed to sell any such products on the Amazon marketplace or that it will be successful in selling its products in other sales channels.

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

None.

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

As of March 31, 2020, we have used $29.9 million of the net offering proceeds.

There have been no material changes in the planned use of proceeds from the IPO from that described in our final prospectus for our IPO, dated as of June 12, 2019, and filed with the SEC pursuant to Rule 424(b)(4) on June 13, 2019 (File No. 333-231381), other than that we are no longer considering the acquisition of a home décor company and a personal wellness company described in the Final Prospectus and therefore no proceeds from our IPO will be used for such purpose.

(c) Issuer Purchases of Equity Securities

We satisfy certain U.S. federal and state tax withholding obligations due upon the vesting of restricted stock awards by withholding from the shares being released from certain restrictions in connection with the vesting of such award a number of shares of our common stock with an aggregate fair market value on the date of vesting equal to the minimum tax withholding obligations. The following table sets forth information with respect to shares of our common stock repurchased by us to satisfy certain tax withholding obligations during the three months ended March 31, 2020:

	Total Number of Shares Purchased		Average Price Paid per Share
January 1, 2020 - January 31, 2020	—		—
February 1, 2020 - February 29, 2020	—		—
March 1, 2020 - March 31, 2020	40,480	(1)	$3.34
Total	40,480		$3.34

(1) Represents shares of our common stock withheld from employees for the payment of taxes.

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

MOHAWK GROUP HOLDINGS, INC.

Date: May 11, 2020	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Fabrice Hamaide
Fabrice Hamaide
Chief Financial Officer and Director (Principal Accounting and Financial Officer)