Form 10-Q
period 2020-06-30
Mohawk Group Holdings, Inc.
filed 2020-07-31
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 28, 2020, the registrant had 17,763,164 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the potential impact to our business, revenue and financial condition, including our supply chain and our operations, due to the COVID-19 global pandemic;
•	our expectation that consumer spending will continue to shift online, and that such shift will continue even after the COVID-19 global pandemic ends;
•	our ability to grow personal protective equipment (“PPE”) net revenue in the second half of 2020;
•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve and grow profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Mohawk e-Commerce Engine) software platform;
•	our ability to successfully launch new products, including our ability to successfully manage supply chain risks;
•	our ability to identify, complete and integrate merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our estimated total addressable market;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain of qualified employees and key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q, new information or the occurrence of

ii

unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2019	June 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$30,353	$17,189
Accounts receivable—net	1,059	8,646
Inventory	36,212	27,346
Prepaid and other current assets	5,395	6,671
Total current assets	73,019	59,852
PROPERTY AND EQUIPMENT—net	175	141
GOODWILL AND OTHER INTANGIBLES—net	1,055	1,024
OTHER NON-CURRENT ASSETS	175	175
TOTAL ASSETS	$74,424	$61,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$21,657	$18,168
Accounts payable	21,064	15,045
Term loan	3,000	6,000
Accrued and other current liabilities	7,505	9,035
Total current liabilities	53,226	48,248
OTHER LIABILITIES	4	—
TERM LOANS	10,467	7,722
Total liabilities	63,697	55,970
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 17,736,649 shares outstanding at December 31, 2019; 500,000,000 shares authorized and 17,763,164 shares outstanding at June 30, 2020	2	2
Additional paid-in capital	140,477	152,948
Accumulated deficit	(129,809)	(147,776)
Accumulated other comprehensive income	57	48
Total stockholders’ equity	10,727	5,222
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,424	$61,192

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
NET REVENUE	$30,368	$59,800	$48,213	$85,428
COST OF GOODS SOLD	18,608	32,200	29,783	47,530
GROSS PROFIT	11,760	27,600	18,430	37,898
OPERATING EXPENSES:
Sales and distribution	13,709	18,618	22,982	32,528
Research and development	3,342	2,451	4,505	4,732
General and administrative	10,305	8,352	13,671	16,355
TOTAL OPERATING EXPENSES:	27,356	29,421	41,158	53,615
OPERATING LOSS	(15,596)	(1,821)	(22,728)	(15,717)
INTEREST EXPENSE—net	1,281	1,077	2,494	2,186
OTHER EXPENSE (INCOME)—net	(13)	(6)	31	19
LOSS BEFORE INCOME TAXES	(16,864)	(2,892)	(25,253)	(17,922)
PROVISION FOR INCOME TAXES	15	45	15	45
NET LOSS	$(16,879)	$(2,937)	$(25,268)	$(17,967)
Net loss per share, basic and diluted	$(1.38)	$(0.19)	$(2.13)	$(1.17)
Weighted-average number of shares outstanding, basic and diluted	12,206,747	15,425,312	11,872,326	15,308,966

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
NET LOSS	$(16,879)	$(2,937)	$(25,268)	$(17,967)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(12)	(7)	13	(9)
Other comprehensive income (loss)	(12)	(7)	13	(9)
COMPREHENSIVE LOSS	$(16,891)	$(2,944)	$(25,255)	$(17,976)

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—April 1, 2019	13,940,808	$1	$77,848	$(79,409)	$65	$(1,495)
Net loss	—	—	—	(16,879)	—	(16,879)
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,627	—	—	29,628
Stock-based compensation	—	—	11,873	—	—	11,873
Exercise of stock options	44	—	—	—	—	—
Other comprehensive loss	—	—	—	—	(12)	(12)
BALANCE—June 30, 2019	17,625,241	$2	$119,348	$(96,288)	$53	$23,115

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—April 1, 2020	17,763,994	$2	$147,777	$(144,839)	$55	$2,995
Net loss	—	—	—	(2,937)	—	(2,937)
Forfeiture of 134,366 shares of restricted common stock	(134,366)	—	—	—	—	—
Issuance of 134,364 shares of restricted common stock	134,364	—	—	—	—	—
Shares of restricted common stock retired in connection with vesting	(828)		—			—
Stock-based compensation	—	—	5,171	—	—	5,171
Other comprehensive loss	—	—	—	—	(7)	(7)
BALANCE—June 30, 2020	17,763,164	$2	$152,948	$(147,776)	$48	$5,222

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(25,268)	—	(25,268)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 7)	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,627	—	—	29,628
Stock-based compensation	—	—	13,373	—	—	13,373
Exercise of stock options	44	—	—	—	—	—
Other comprehensive income	—	—	—	—	13	13
BALANCE—June 30, 2019	17,625,241	$2	$119,348	$(96,288)	$53	$23,115

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—January 1, 2020	17,736,649	$2	$140,477	$(129,809)	$57	$10,727
Net loss	—	—	—	(17,967)	—	(17,967)
Issuance of 439,145 shares of restricted common stock on March 12, 2020 (see Note 7)	439,145	—		—	—	—
Forfeiture of 371,329 shares of restricted common stock	(371,329)
Forfeiture of 134,366 shares of restricted common stock	(134,366)
Issuance of 134,364 shares of restricted common stock	134,364
Stock-based compensation	—	—	12,610	—	—	12,610
Shares of restricted common stock retired in connection with vesting	(41,299)		(139)			(139)
Other comprehensive loss	—	—	—	—	(9)	(9)
BALANCE—June 30, 2020	17,763,164	$2	$152,948	$(147,776)	$48	$5,222

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2020
OPERATING ACTIVITIES:
Net loss	$(25,268)	$(17,967)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	79
Provision for sales returns	209	25
Amortization of deferred financing costs and debt discounts	609	610
Stock-based compensation	13,373	12,610
Other	66	27
Changes in assets and liabilities:
Accounts receivable	(2,972)	(7,622)
Inventory	(817)	8,866
Prepaid and other current assets	(1,320)	(1,269)
Accounts payable, accrued and other liabilities	(264)	(4,282)
Cash used in operating activities	(16,289)	(8,923)
INVESTING ACTIVITIES:
Purchase of fixed assets	(24)	(19)
Proceeds on sale of fixed assets	3	—
Cash used in investing activities	(21)	(19)
FINANCING ACTIVITIES:
Proceeds from initial public offering	36,000	—
Repayment of note payable related to Aussie Health acquisition	—	(207)
Taxes paid related to net settlement upon vesting of restricted common stock	—	(112)
Issuance costs from initial public offering	(5,098)	—
Borrowings from Mid Cap credit facility	39,131	56,181
Repayments from Mid Cap credit facility	(35,229)	(60,023)
Debt issuance costs from Mid Cap credit facility	(581)	—
Debt issuance costs from Horizon term loan	(901)	—
Deferred offering costs	—	(139)
Insurance obligation payments	(756)	(1,491)
Insurance financing proceeds	3,026	1,577
Capital lease obligation payments	(28)	(4)
Cash provided (used) by financing activities	35,564	(4,218)
EFFECT OF EXCHANGE RATE ON CASH	1	1
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	19,255	(13,159)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	20,708	30,789
CASH AND RESTRICTED CASH AT END OF PERIOD	$39,963	$17,630
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$39,527	$17,189
RESTRICTED CASH—Prepaid and other assets	307	312
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$39,963	$17,630
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,743	$1,618
Cash paid for taxes	$15	$46
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Deferred equity fundraising cost not paid	$328	$—

See notes to condensed consolidated financial statements.

Mohawk Group Holdings, Inc.

Notes to condensed consolidated financial statements

For the Three and Six Months Ended June 30, 2019 and 2020 (Unaudited)

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

Headquartered in New York, Mohawk’s offices can be found in China, Philippines, Israel and Poland.

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

As a result of its historical investments, the Company has incurred operating losses since its inception, which includes operating losses of $54.3 million and $15.7 million for the year ended December 31, 2019 and the six months ended June 30, 2020, respectively, and had an accumulated deficit of $129.8 million and $147.8 million at December 31, 2019 and June 30, 2020, respectively, cash on hand of $30.4 million and $17.2 million at December 31, 2019 and June 30, 2020, respectively, total outstanding borrowings from lenders of $35.1 million and $31.9 million at December 31, 2019 and June 30, 2020, respectively, and no available capacity on borrowings as of December 31, 2019 and June 30, 2020. The Company has raised $102.0 million in equity financing to fund its operations since inception, including the net proceeds from the Company’s initial public offering of common stock (“IPO”), through June 30, 2020.

During the Company’s review of the June 30, 2020 condensed consolidated financial statements, the Company’s financial forecast for the next 12 months following the filing date of this Quarterly Report on Form 10-Q, included revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management and a reduction in operating cash deficit. In addition, management anticipated that the Company would not breach its financial covenants associated with its existing credit facility or term loan for the next twelve months. Currently, the Company has met or exceeded its forecasts over the past two quarters. However, there are no assurances that the Company will continue to meet or exceed forecasts due to its short operating history, or that it will be able to maintain sufficient liquidity to fund operations and/or compliance with its covenants without future equity investments or issuance of debt from outside sources. In the event of a breach of the Company’s financial covenants under the credit facility and/or its term loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

In addition, while the Company anticipates it will remain in compliance with the covenants prescribed by its existing financing arrangements (See Note 6 – Credit Facility and Term Loans), there can be no assurance that the Company’s operating forecast and cash flows for the twelve months following the issuance of the accompanying condensed consolidated financial statements, will be attained such that the Company will be able to maintain compliance with these covenants or generate sufficient liquidity to fund its ongoing operations.  The Company’s short operating history of meeting and exceeding its forecasts, the COVID-19 pandemic (see below) and these negative financial conditions raise substantial doubt about the Company’s ability to continue as a going concern as of June 30, 2020.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report. As such, the future impact on the Company’s personnel, business and global operations, and on the Company’s suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the COVID-19 pandemic, it is possible that any and every aspect of the Company’s value chain could be disrupted, and such impact could have a material adverse impact on the Company’s business, financial condition, operating results and prospects. For example, the Company may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in its third-party warehouses, or ship or sell products to customers, in each case on a timely basis or at all. The Company may also be unable to forecast demand for its products during the pendency of this pandemic and the Company may experience a substantial decrease in the demand for its products, most of which are considered not essential. In addition, the majority of the Company’s personnel are currently working remotely, which creates challenges in the way the Company operates its business, including, but not limited to, the manner in which the Company tests products and its ability to meet its reporting obligations. The Company’s ability to execute its operations could be further impacted if any of the Company’s key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect its liquidity.  Due to the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.

While the Company has been preserving its liquidity and capital resources through various actions, which include delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on the Company’s business, including its relationships with these vendors. The Company’s operations rely on third-parties to manufacture its products, to provide logistics and warehousing services and to facilitate sales of its products, and, accordingly, the Company relies on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans. In light of the uncertainty as to the severity and duration of the COVID-19 pandemic, the Company may be unable to remain in compliance with the terms of its existing loan agreements and may be unable to secure a waiver, which could have an adverse impact on the Company’s business, prospects and financial condition and the Company may seek additional financing options. The Company expects that any financing, if successful, will be expensive and/or dilutive.

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

To date the Company has had few overall negative impacts to its business and operations from the COVID-19 pandemic. As reported, the Company has seen over 97% growth in its net revenue for the three months ended June 30, 2020 versus the same quarter in the prior year. The shift of consumer spending from traditional retail to online spending has increased dramatically due to the COVID-19 pandemic and the Company expects that spending will continue to shift online. This has benefited the Company as historically over 90% of its net revenue comes from the sale of products online in the U.S. and it believes this shift to increased online consumer spending will continue even after the COVID-19 pandemic ends. The Company’s investments in its infrastructure and software and its expansion of its third party warehousing network have also allowed the Company to continue to deliver its products, even when Amazon itself limited its delivery services.  The Company has had no material impacts to its vendor or other business relationships to date as it negotiated improved credit terms. Further, to date, none of the Company’s key operations vendors has had any negative impacts related to COVID-19 or changes which have negatively affected the Company’s business, borrowing capabilities or financial covenants. Though the COVID-19 pandemic is fluid, the Company believes at this time that its business may continue to minimize the impact, if any, from this current pandemic given the Company’s ability to work remotely, continued consumer demand for products on e-commerce channels and the business continuity plans of its key manufacturing partners and other vendors. The Company believes this combination of factors may help to mitigate risk from the COVID-19 pandemic.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2020, the results of operations for the three and six months ended June 30, 2019 and 2020, the statements of stockholders’ equity for the three and six months ended June 30, 2019 and 2020, and cash flows for the six months ended June 30, 2019 and 2020. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the full year.

The condensed consolidated balance sheet as of December 31, 2019 included herein was derived from the Company’s audited consolidated financial statements as of that date, but does not include all of the information and notes required by GAAP for complete financial statements. Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission, on March 30, 2020 (the “Annual Report”).

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended June 30, 2019 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$29,276	$662	$397	$30,335
Other	33	—	—	33
Total net revenue	$29,309	$662	$397	$30,368

	Three Months Ended June 30, 2020 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$53,693	$5,727	$345	$59,765
Other	35	—	—	35
Total net revenue	$53,728	$5,727	$345	$59,800

	Six Months Ended June 30, 2019 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$46,292	$912	$930	$48,134
Other	79	—	—	79
Total net revenue	$46,371	$912	$930	$48,213

	Six Months Ended June 30, 2020 (in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$78,901	$5,786	$706	$85,393
Other	35	—	—	35
Total net revenue	$78,936	$5,786	$706	$85,428

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended June 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$19,111	$34,592
Small home appliances	5,096	8,478
Personal protective equipment	—	5,727
Cosmetics, skincare, and heath supplements	2,610	2,995
Cookware, kitchen tools and gadgets	1,920	2,069
Hair appliances and accessories	784	1,876
All others	450	3,718
Total net product revenue	29,971	59,454
Managed SaaS	397	345
Total net revenue	$30,368	$59,800

	Six Months Ended June 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$25,674	$47,862
Small home appliances	9,326	14,113
Personal protective equipment	—	5,727
Cosmetics, skincare, and heath supplements	5,777	6,363
Cookware, kitchen tools and gadgets	3,959	3,058
Hair appliances and accessories	1,858	2,917
All others	689	4,682
Total net product revenue	47,283	84,722
Managed SaaS	930	706
Total net revenue	$48,213	$85,428

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At June 30, 2020, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2019 and June 30, 2020 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs. The Company’s financial instruments of cash and restricted cash consist of Level 1 assets at December 31, 2019 and June 30, 2020. The Company’s cash and restricted cash was approximately $30.8 million and $17.6 million, respectively, and included savings deposits and overnight investments at December 31, 2019 and June 30, 2020.

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

Adopted Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expands the scope of ASC Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The new guidance was adopted on January 1, 2020 with no material impact on the condensed consolidated financial statements.

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

Recently Issued Accounting Pronouncements

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the JOBS Act, and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

3.	INVENTORY

Inventory consisted of the following as of December 31, 2019 and June 30, 2020:

	December 31, 2019	June 30, 2020
	(in thousands)
Inventory on-hand	$29,370	$21,861
Inventory in-transit	6,842	5,485
Inventory	$36,212	$27,346

All of the Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $4.7 million and $3.7 million as of December 31, 2019 and June 30, 2020, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2019 and June 30, 2020:

	December 31, 2019	June 30, 2020
	(in thousands)
Prepaid inventory	$2,195	$3,670
Restricted cash	307	312
Prepaid insurance	1,967	1,664
Other	926	1,025
Prepaid and other current assets	$5,395	$6,671

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and June 30, 2020:

	December 31, 2019	June 30, 2020
	(in thousands)
Accrued compensation costs	$300	$1,603
Accrual for insurance financing	1,031	1,199
Accrued professional fees and consultants	400	334
Accrued logistics costs	2,326	630
Product related accruals	1,518	3,028
Sales tax payable	507	293
Sales return reserve	456	481
Seller note from acquisition	195	—
All other accruals	772	1,467
Accrued and other current liabilities	$7,505	$9,035

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY AND TERM LOANS

Credit facility and term loans consisted of the following as of December 31, 2019 and June 30, 2020:

	December 31, 2019	June 30, 2020
	(in thousands)
MidCap credit facility	$22,953	$19,111
Less: deferred debt issuance costs	(1,268)	(922)
Less discount associated with issuance of warrants	(28)	(21)
Total MidCap credit facility	$21,657	$18,168

Horizon term loan	$15,000	$15,000
Less: deferred debt issuance costs	(836)	(697)
Less discount associated with issuance of warrants	(697)	(581)
Total Horizon term loan	13,467	13,722
Less-current portion	(3,000)	(6,000)
Term loan-non current portion	$10,467	$7,722

MidCap Credit Facility and Term Loan

On November 23, 2018, the Company entered into a three-year $25.0 million revolving credit facility (the “Credit Facility”) with MidCap Financial Trust (“MidCap”). The Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company is required to pay a facility availability fee of 0.5% on the average unused portion of the facility. The Credit Facility contains a minimum liquidity financial covenant that requires the Company to maintain a minimum of $5.0 million in cash on hand or availability in the Credit Facility. In 2018, the Company incurred approximately $1.3 million in debt issuance costs which has been offset against the debt and will be expensed over the three years. Unamortized debt issuance costs of $0.7 million, relating to a prior three-year revolving credit facility with MidCap, will be amortized in accordance with the terms of the Credit Facility. As of December 31, 2019, there was $23.0 million outstanding on the Credit Facility and an available balance of approximately $0.0 million. As of June 30, 2020, there was $19.1 million outstanding on the Credit Facility and no available balance. As of June 30, 2020, the Company was in compliance with the financial covenants contained within the Credit Facility.

The Company recorded interest expense from the Credit Facility of approximately $0.8 million, $0.6 million, $1.5 million and $1.2 million for the three and six months ended June 30, 2019 and 2020, respectively, which included less than, $0.2 million for each three month period and less than $0.4 million for each six month period, respectively, relating to debt issuance costs.

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

The Company incurred approximately $1.0 million in debt issuance costs which has been offset against the debt and will be expensed over the five year term of the Term Loan.

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

As of December 31, 2019, and June 30, 2020 there was $15.0 million outstanding on the Term Loan and the Company was in compliance with the financial covenants. The Company recorded interest expense from the Term Loan of $0.5 million and $1.0 million for the three and six months ended June 30, 2020 and 2019, respectively, which included less than $0.3 million, relating to debt issuance costs for each period.

Interest Expense, Net

Interest expense, net consisted of the following for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended
	June 30, 2019	June 30, 2020
	(in thousands)
Interest expense	$1,288	$1,084
Interest income	(7)	(7)
Total Interest expense, net	$1,281	$1,077

	Six Months Ended
	June 30, 2019	June 30, 2020
	(in thousands)
Interest expense	$2,501	$2,217
Interest income	(7)	(31)
Total Interest expense, net	$2,494	$2,186

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Mohawk Group Holdings Inc., a subsidiary of the Company (“MGI”), adopted, and MGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, MGI’s board of directors adopted, and MGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Mohawk 2014 Plan”). As of June 30, 2020, 56,327 shares were reserved for awards available for future issuance under the Mohawk 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “Mohawk 2018 Plan”) on October 11, 2018. The Mohawk 2018 Plan was approved by its stockholders on May 24, 2019. As of June 30, 2020, 987,621 shares were reserved for awards available for future issuance under the Mohawk 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of June 30, 2020, no shares were reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the IPO. The Company and the 2019 Equity Plan participants subsequently agreed to extend (i) the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020, (ii) the vesting date for the second installment of shares of restricted common stock to October 1, 2020, (iii) the vesting date for the third installment of shares of restricted common stock to January 2, 2021, and (iv) the fourth installment of shares of restricted common stock to July 1, 2021. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and that there is more than one requisite service period. Upon prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock option activity during the six months ended June 30, 2020:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2020	1,862,569	$9.09	8.64	$99
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options cancelled	(150,648)	$8.98	—	$—
Balance—June 30, 2020	1,711,921	$9.10	7.88	$58
Exercisable as of June 30, 2020	1,039,505	$8.91	7.53	$58
Vested and expected to vest as of June 30, 2020	1,711,921	$9.10	7.88	$60

As of June 30, 2020, the total unrecognized compensation expense related to unvested options was $7.5 million, which the Company expects to recognize over an estimated weighted average period of 1.50 years.

There were no stock options granted during the three and six months ended June 30, 2020. During the six months ended June 30, 2019, the Company granted options to purchase 131,905 shares of the Company’s common stock, cancelled options to purchase 104,746 shares of the Company’s common stock and options to purchase 44 shares of the Company’s common stock were exercised.

A summary of restricted stock award activity within the Company’s equity plans and changes for the six months ended June 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2020	2,601,972	$18.21
Granted	573,509	$3.30
Vested	(346,859)	$16.54
Forfeited	(505,695)	$17.88
Nonvested at June 30, 2020	2,322,927	$16.23

On March 12, 2020, 371,329 shares of restricted stock were forfeited and treated as a cancellation with remaining unrecognized expense for the unvested awards recognized on the date of cancellation. The Company did not reverse previously recognized compensation expense as a result of these forfeitures.

On May 8, 2020, 134,366 shares of restricted stock were forfeited and the Company reversed previously recognized compensation expense for unvested grants.

Stock-based compensation expense for restricted shares granted was $3.6 million and $9.6 million for the three and six months ended June 30, 2020, respectively. For each of the three and six months ended June 30, 2019, $10.3 million shares of common stock vested.

The weighted-average grant date fair value of shares of restricted common stock granted during the three months ended June 30, 2020 was $3.30. As of June 30, 2020, the total unrecognized compensation expense related to unvested shares of restricted common stock was $9.1 million which the Company expects to recognize over an estimated weighted-average period of 0.90 years.

The table above includes 300,432 shares of restricted common stock that have been granted under the Mohawk 2018 Plan, included in the shares outstanding under that plan and carry dividend or voting rights applicable to the Company’s common stock.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Sales and distribution expenses	$2,409	$(579)	$2,797	$1,013
Research and development expenses	1,872	1,179	2,032	2,452
General and administrative expenses	7,592	4,571	8,544	9,145
Total stock-based compensation expense	$11,873	$5,171	$13,373	$12,610

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended June 30,
	2019	2020
	(in thousands)
Net loss	$(16,879)	$(2,937)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	12,206,747	15,425,312
Net loss per share, basic and diluted	$(1.38)	$(0.19)

	Six Months Ended June 30,
	2019	2020
	(in thousands)
Net loss	$(25,268)	$(17,967)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	11,872,326	15,308,966
Net loss per share, basic and diluted	$(2.13)	$(1.17)

9.	COMMITMENTS AND CONTINGENCIES

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

Sales or Other Similar Taxes— Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce market places in most states within the United States. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2019 and June 30, 2020, the Company estimates that the potential liability, including current sales tax payable is approximately $0.5 and $0.3 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

In April 2020, the Company received notice from the EPA with respect to regulatory compliance and the advertising associated with certain of its dehumidifier products. The Company believes that its products are compliant, and the Company is currently in discussions with the EPA to resolve the matter. The EPA has placed a hold on the sale of certain of the Company's dehumidifier inventory while it reviews the matter with the Company. The Company cannot be certain of the outcome with the EPA, and the Company may incur costs and penalties that cannot presently be calculated in the event that the Company is unable to resolve this matter with the EPA.

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

We have launched and sold hundreds of SKUs on Amazon and other e-commerce platforms. Through the success of a number of those products, we have grouped them and have incubated four owned and operated brands: hOmeLabs, Vremi, Xtava and RIF6. These product categories include home and kitchen appliances, kitchenware, environmental appliances (i.e., dehumidifiers and air conditioners), beauty related products and, to a lesser extent, consumer electronics. The Company has recently launched a new brand, Holonix Health, which has been created to develop and market personal protective equipment and wellness related products in light of the COVID-19 pandemic, corresponding changes in consumer behavior and anticipated on-going needs past the pandemic.

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

To date, our operating results have included a mix of products in the launch and sustain phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving profitability at the company level while we continue to invest in growth and technology.  During the three months ended June 30, 2020, we changed how we procure and order products, including our products in the launch phase, by reducing the targeted inventory on hand. For products in the launch phase in particular, we have reduced our initial order quantities to reduce exposure related to product launches which do not meet expectations.  This reduced order quantity may slightly impact the time needed for a product to reach sustain and may nominally increase the cost of online advertising and other promotional programs related to product launches, but we believe this reduces the working capital impact from product launches, including product launches which may not meet expectations.

The following table shows the number of launches of new products included in our net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year. The growth in our direct net revenue (i.e., direct to consumer sales) versus the comparable prior year period is the period over period growth of direct sales channel.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Launches of new products	7	8	11	24
Growth in direct net revenue versus comparable previous year period	123.2%	83.3%	83.7%	70.2%

Our growth in direct net revenue can be impacted by the timing and the season in which products are launched.  For example, 6 of our 8 products launches for the three months ended June 30, 2020 occurred after June 15, 2020, and do not have a full quarter of sales.

Financial Operations Overview

Net Revenue

We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct to consumer sales (i.e. direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date. During the three months ended June 30, 2020, we began to sell personal protective equipment (“PPE”) to certain states and local governments.  We recorded for the three months ended June 30, 2020 approximately $5.7 million in net revenue related to PPE sales and we expect to increase the amount of PPE net revenue in the third quarter of 2020.  PPE net revenue is typically recognized when the goods are delivered to the customer’s warehouse as the control of product has transferred at that point.

Cost of Goods Sold—Cost of goods sold is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices less expected disposal costs. The Office of the U.S. Trade Representative (“USTR”) has imposed additional tariffs on products imported from China. We contract manufacturers, predominantly in China, through purchase orders, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impact a significant number of our products. We believe that the tariff increases that were previously announced and subsequently postponed by the USTR in late 2019, would have originally impacted our cost of goods sold at the end of the third quarter of 2020 as we expected to sell through our pre-tariff inventory. As such, we planned our inventory purchases (i.e., increased our days of inventory on hand) to delay the tariff impact into the summer of 2020, and we expected to raise prices to offset the tariff impact once we sold through our pre-tariff inventory. Our pricing actions are intended to offset the full gross margin impact of tariff increases, if they are enacted. However, there are no assurances that these pricing actions will not reduce customer orders if these tariffs or if additional tariffs are implemented in the future. Further, we can provide no assurances that future tariff increases will not be enacted.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, warehouse costs and employee compensation and benefits. Costs associated with our advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. Shipping and handling expense is included in our condensed consolidated statements of operations in sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., fulfillment by Mohawk (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”). After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. In the first quarter of 2020 we added five FBM warehouses to our direct fulfillment platform, enabling FBM One Day Prime delivery for sales through Amazon, for approximately 90% of the U.S. We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers. As our third-party warehouse locations have greater geographic reach, the average last mile shipping zones to the end customer will decrease, and as such our shipping costs to customers will decrease.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expenses necessary to operate our business;

•	research and development expenses necessary for the development, operation and support of our software platform; or

•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Contribution margin	$1,737	$10,036	$941	$9,281
Contribution margin as a percentage of net revenue	5.7%	16.8%	2.0%	10.9%
EBITDA	$(15,543)	$(1,777)	$(22,664)	$(15,657)
Adjusted EBITDA	$(3,683)	$3,388	$(9,260)	$(3,028)
Adjusted EBITDA as a percentage of net revenue	(12.1)%	5.7%	(19.2)%	(3.5)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Operating loss	$(15,596)	$(1,821)	$(22,728)	$(15,717)
Add:
General and administrative expenses	10,305	8,352	13,671	16,355
Research and development expenses	3,342	2,451	4,505	4,732
Sales and distribution fixed expenses, including stock-based compensation expense	3,685	1,054	5,493	3,911
Contribution margin	$1,737	$10,036	$941	$9,281
Contribution margin as a percentage of net revenue	5.7%	16.8%	2.0%	10.9%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Net loss	$(16,879)	$(2,937)	$(25,268)	$(17,967)
Add:
Provision for income taxes	15	45	15	45
Interest expense, net	1,281	1,077	2,494	2,186
Depreciation and amortization	40	38	95	79
EBITDA	(15,543)	(1,777)	(22,664)	(15,657)
Other expense (income), net	(13)	(6)	31	19
Stock-based compensation expense	11,873	5,171	13,373	12,610
Adjusted EBITDA	$(3,683)	$3,388	$(9,260)	$(3,028)
Adjusted EBITDA as a percentage of net revenue	(12.1)%	5.7%	(19.2)%	(3.5)%

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2020

The following table summarizes our results of operations for the three months ended June 30, 2019 and 2020, together with the changes in those items in dollars and percentages:

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Net revenue	$30,368	$59,800	$29,432	96.9%
Cost of goods sold	18,608	32,200	13,592	73.0
Gross profit	11,760	27,600	15,840	134.7
Sales and distribution expenses (1)	13,709	18,618	4,909	35.8
Research and development expenses (1)	3,342	2,451	(891)	(26.7)
General and administrative expenses (1)	10,305	8,352	(1,953)	(19.0)
Operating loss	(15,596)	(1,821)	13,775	88.3
Interest expense, net	1,281	1,077	(204)	(15.9)
Other expense (income), net	(13)	(6)	7	53.8
Loss before income taxes	(16,864)	(2,892)	13,972	82.9
Provision for income taxes	15	45	30	200%
Net loss	$(16,879)	$(2,937)	$13,942	82.6%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,
	2019	2020
	(in thousands)
Sales and distribution expenses	$2,409	$(579)
Research and development expenses	1,872	1,179
General and administrative expenses	7,592	4,571
Total stock-based compensation expense	$11,873	$5,171

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2019	2020
Net revenue	100.0%	100.0%
Cost of goods sold	61.3%	53.8%
Gross margin	38.7%	46.2%
Sales and distribution expenses	45.1%	31.1%
Research and development expenses	11.0%	4.1%
General and administrative expenses	33.9%	14.0%
Operating loss	(51.3)%	(3.0)%
Interest expense, net	4.2%	1.8%
Other expense (income), net	0.0%	0.0%
Loss before income taxes	(55.5)%	(4.8)%
Provision for income taxes	0.0%	0.0%
Net loss	(55.5)%	(4.8)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Direct	$29,309	$53,728	$24,419	83.3%
Wholesale	662	5,727	5,065	765.1%
Managed SaaS	397	345	(52)	(13.1)%
Net revenue	$30,368	$59,800	$29,432	96.9%

The increase in net revenue was primarily attributable to increased direct sales volume of $24.4 million, or an 83.3% increase, from increased pricing, growth in our existing sustain product portfolio, including the impact of products released in the second half of 2019, and our current year launches. We also saw an increase in wholesale revenue of $5.1 million versus the prior year primarily from the sale of PPE during the current period.  We expect to continue to grow PPE net revenue in the second half of 2020. Finally, we saw a decrease in our managed SaaS revenue of $0.1 million during the three months ended June 30, 2020 as we completed certain contracts in 2019.

	Three Months Ended June 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$19,111	$34,592
Small home appliances	5,096	8,478
Personal protective equipment	—	5,727
Cosmetics, skincare, and heath supplements	2,610	2,995
Cookware, kitchen tools and gadgets	1,920	2,069
Hair appliances and accessories	784	1,876
All others	450	3,718
Total net product revenue	29,971	59,454
Managed SaaS	397	345
Total net revenue	$30,368	$59,800

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $19.1 million in net revenue for the three months ended June 30, 2019 and grew to $34.6 million for the three months ended June 30, 2020. This increase is principally due to the launch of new products over the last year which were not sold during the prior year comparable quarter. We continued to expand our small home appliances products, which increased $3.4 million in net revenue for the three months ended June 30, 2020 as compared to the prior year comparable quarter. Cosmetics, skincare and heath supplements generated $3.0 million  in net revenue for the three months ended June 30, 2020 as compared to $2.6 million for the three months ended June 30, 2019. Net revenue from cookware, kitchen tools and gadgets increased approximately $0.1 million during the three months ended June 30, 2020 from the prior year comparable period as we focused on certain product categories, reducing the SKUs managed and sold in this category. We recorded higher sales of hair appliances and accessories and all other categories, increasing from $1.2 million in the three months ended June 30, 2019 to $5.6 million in the three months ended June 30, 2020 from product launches in various other categories.

Cost of Goods Sold and Gross Margin

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Cost of goods sold	$18,608	$32,200	$13,592	73.0%
Gross profit	$11,760	$27,600	$15,840	134.7%

The increase in cost of goods sold was primarily attributable to increased sales volume due to growth in our existing product portfolio and impact of products released in the second half of 2019.

Gross margin improved to 46.2% for the three months ended June 30, 2020 compared to 38.7% for the three months ended June 30, 2019. The improvement in gross margin was due to a decrease in overall cost of product per unit as a result of increased sales prices and improved pricing from our manufacturers including favorable volume discounts.

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Sales and distribution expenses	$13,709	$18,618	$4,909	35.8%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $17.6 million for the three months ended June 30, 2020 from $10.0 million for the three months ended June 30, 2019. These increases are attributable primarily to the increase in the volume of products sold in the quarter ended June 30, 2020. For the three months ended June 30, 2020, our sales and distribution fixed costs (i.e., salary and office expenses) increased to $1.6 million from $1.3 million the comparable prior year period as part of our logistic network expansion. The three months ended June 30, 2020 included a decrease in stock-based compensation expense of $3.0 million to a credit of $0.6 million from $2.4 million  in the comparable prior year period due to expense reversals from the termination of certain employees whose stock grants did not vest.

As a percentage of net revenue, sales and distribution expenses decreased to 31.1% for the three months ended June 30, 2020 from 45.1% for the three months ended June 30, 2019 while our net revenue volume nearly doubled.  E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 29.4% for the three months ended June 30, 2020 as compared to 33.0%for the three months ended June 30, 2019. This decrease was due to our warehouse expansion, which has led to reduced last mile shipping cost due to shorter distances and improved pricing with our delivery partners. We believe that e-commerce customers prefer to have delivery of their purchases as soon as possible (i.e., in one day). In an effort to deliver products as soon as possible, while managing our logistics spend, late in the second quarter of 2018, we began to fulfill product sales ourselves by leveraging our direct fulfillment platform (i.e., FBM) through third-party warehouses, instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. During the first half of 2020, we added five third-party FBM warehouses to our direct fulfillment platform, enabling One Day Prime delivery for approximately 90% of the United States. We expect to see future period cost savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations costs and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Research and development expenses	$3,342	$2,451	$(891)	-26.7%

The decrease in research and development expenses was primarily attributable to a decrease of stock-based compensation expense of $0.7 million due to completion of expensing of certain tranches from restricted stock awards previously granted pursuant to the 2019 Equity Plan.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
General and administrative expenses	$10,305	$8,352	$(1,953)	-19.0%

The decrease in general and administrative expenses was primarily attributable to a decrease of stock-based compensation expense of $3.0 million due to completion of expensing of certain tranches from restricted stock awards previously granted pursuant to the 2019 Equity Plan. This decrease was offset by an increase in insurance costs, primarily directors’ and officers’ liability insurance of $0.6 million and an increase of $0.5 million in fixed costs primarily related to the cost of being a public company.

Interest expense, net

	Three Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Interest expense, net	$1,281	$1,077	$(204)	(15.9)%

The decreased in interest expense, net was primarily related to decreased interest expense under the three-year $25.0 million revolving credit facility with MidCap (the “Credit Facility”) as the average borrowings in the period had decreased as compared to the  prior year comparable quarter.

Results of Operations

Comparison of the Six Months Ended June 30, 2019 and 2020

The following table summarizes our results of operations for the six months ended June 30, 2019 and 2020, together with the changes in those items in dollars and percentages:

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Net revenue	$48,213	$85,428	$37,215	77.2%
Cost of goods sold	29,783	47,530	17,747	59.6
Gross profit	18,430	37,898	19,468	105.6
Sales and distribution expenses (1)	22,982	32,528	9,546	41.5
Research and development expenses (1)	4,505	4,732	227	5.0
General and administrative expenses (1)	13,671	16,355	2,684	19.6
Operating loss	(22,728)	(15,717)	7,011	30.8
Interest expense, net	2,494	2,186	(308)	(12.3)
Other expense (income), net	31	19	(12)	(38.7)
Loss before income taxes	(25,253)	(17,922)	7,331	29.0
Provision for income taxes	15	45	30	200.0
Net loss	$(25,268)	$(17,967)	$7,301	28.9%

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended June 30,
	2019	2020
	(in thousands)
Sales and distribution expenses	$2,797	$1,013
Research and development expenses	2,032	2,452
General and administrative expenses	8,544	9,145
Total stock-based compensation expense	$13,373	$12,610

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,
	2019	2020
Net revenue	100.0%	100.0%
Cost of goods sold	61.8%	55.6%
Gross margin	38.2%	44.4%
Sales and distribution expenses	47.7%	38.1%
Research and development expenses	9.3%	5.5%
General and administrative expenses	28.4%	19.1%
Operating loss	(47.2)%	(18.3)%
Interest expense, net	5.2%	2.6%
Other expense, net	0.1%	0.0%
Loss before income taxes	(52.5)%	(20.9)%
Provision for income taxes	0.0%	0.0%
Net loss	(52.5)%	(20.9)%

Net Revenue

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Direct	$46,371	$78,936	$32,565	70.2%
Wholesale	912	5,786	4,874	534.4%
Managed SaaS	930	706	(224)	(24.1)%
Net revenue	$48,213	$85,428	$37,215	77.2%

The increase in net revenue was primarily attributable to an increase in direct sales volume of $32.6 million, or 70.2% from increased pricing, growth in our existing sustain product portfolio, including the impact of products released in the second half of 2019, and our current year launches.. We also saw an increase in wholesale revenue of  $4.9 million versus the prior year primarily from the sale of PPE during the current period. Finally, we saw a decrease in our managed SaaS revenue of $0.2 million in the six months ended June 30, 2020 as we completed certain contracts in 2019.

	Six Months Ended June 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$25,674	$47,862
Small home appliances	9,326	14,113
Personal protective equipment	—	5,727
Cosmetics, skincare, and heath supplements	5,777	6,363
Cookware, kitchen tools and gadgets	3,959	3,058
Hair appliances and accessories	1,858	2,917
All others	689	4,682
Total net product revenue	47,283	84,722
Managed SaaS	930	706
Total net revenue	$48,213	$85,428

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $25.7 million in net revenue for the six months ended June 30, 2019 and grew to $47.9 million for the six months ended June 30, 2020. This increase is principally due to the launch of new products over the last year which were not sold during the prior year comparable quarter. We continued to expand our small home appliances products, which increased $4.8 million in net revenue to $14.1 million for the six months ended June 30, 2020 as compared to the prior year comparable quarter. Cosmetics, skincare and heath supplements generated  $6.4 million in net revenue for the six months ended June 30, 2020 as compared to $5.8 million for the six months ended June 30, 2019. Net revenue from cookware, kitchen tools and gadgets was down approximately $0.9 million during the six months ended June 30, 2020 from the prior year comparable period as we focused on certain product categories, reducing the SKUs managed and sold in this category. We recorded higher sales of hair appliances and accessories and all other categories from $2.5 million in the six months ended June 30, 2019 to $7.6 million in the six months ended June 30, 2020 from product launches in various other categories.

Cost of Goods Sold and Gross Margin

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Cost of goods sold	$29,783	$47,530	$17,747	59.6%
Gross profit	$18,430	$37,898	$19,468	105.6%

The increase in cost of goods sold was primarily attributable to increased sales volume from growth in our existing product portfolio and the impact of products released in the second half of 2019.

Gross margin improved to  44.4% for the six months ended June 30, 2020 compared to 38.2%  for the six months ended June 30, 2019. The improvement in gross margin was due to a decrease in overall cost of product per unit as a result of increased sale prices and improved pricing from our manufacturers including favorable volume discounts.

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Sales and distribution expenses	$22,982	$32,528	$9,546	41.5%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e. variable sales and distribution expense), increased from $17.5 million for the six months ended June 30, 2019 to $28.6 million for the six months ended June 30, 2020. This increase is attributable primarily to the increase in the volume of products sold in the six months ended June 30, 2020. Our sales and distribution fixed costs (i.e., salary and office expenses) increased slightly by $0.2 million to $2.9 million for the six months ended June 30, 2020 as we expanded our fulfillment network support costs. Sales and distribution expenses also included a decrease in stock-based compensation expense of $1.8 million to $1.0 million in the six months ended June 30, 2020 as compared to the prior year period due to expense reversals from the termination of certain employees whose stock grants did not vest and the completion of vesting of certain stock grants during the period which are no longer expensed.

As a percentage of net revenue, sales and distribution expenses decreased to 38.1% for the six months ended June 30, 2020  from 47.7% for the six months ended June 30, 2019 as we continue to realize the economies of our platform as our net revenue volumes grow. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 33.5% for the six months ended June 30, 2020  as compared to 36.3% for the six months ended June 30, 2019. This decreased due to our warehouse expansion, which has led to reduced last mile shipping costs due to shorter distances and improved pricing with our delivery partners, which took effect in April 2020. We believe that e-commerce customers prefer to have delivery of their purchases as soon as possible (i.e., in one day). In an effort to deliver products as soon as possible, while managing our logistics spend, late in the second quarter of 2018, we began to fulfill product sales ourselves by leveraging our direct fulfillment platform (i.e., FBM) through third-party warehouses, instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. During the six months ended June 30, 2020, we added five third-party FBM warehouses to our direct fulfillment platform, enabling One Day Prime delivery for approximately 90% of the United States. We expect to see future period cost savings in sales and distribution expenses as a percentage of net revenue as we continue to automate our online advertising, optimize our fulfillment operations costs and further add product revenue volume to allow us to further leverage our sales and distribution fixed costs. However, those savings may vary on a quarter to quarter basis due to seasonality and product mix.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Research and development expenses	$4,505	$4,732	$227	5.0%

The increase in research and development expenses was attributable to an increase of stock-based compensation expense of $0.4 million due to the expensing of certain new equity awards granted after June 2019 which vested during the period, offset by a decrease in fixed costs of $0.2 million as we continue to centralize our research and development into fewer locations, primarily in Poland.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
General and administrative expenses	$13,671	$16,355	$2,684	19.6%

The increase in general and administrative expenses was primarily attributable to an increase in insurance costs, primarily directors’ and officers’ liability insurance and other public company costs of $2.0 million which were incurred after the closing date of our initial public offering (“IPO”) and an increase in stock-based compensation expense of $0.6 million. The increase in stock-based compensation is related to the expensing of certain new equity awards granted after June 2019 which vested during the period.

Interest expense, net

_	Six Months Ended June 30,		Change
	2019	2020	Amount	%
	(in thousands)
Interest expense, net	$2,494	$2,186	$(308)	(12.3)%

The decrease in interest expense, net, was primarily related to decreased interest expense under the Credit Facility as the average borrowings were lower period over period, a decrease in interest rates and a slight increase in interest income.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2019 and 2020

The following table provides information regarding our cash flows for the, respectively:

	Six Months Ended June 30,
	2019	2020
	(in thousands)
Cash used in operating activities	$(16,289)	$(8,923)
Cash used in investing activities	(21)	(19)
Cash provided (used) by financing activities	35,564	(4,218)
Effect of exchange rate on cash	1	1
Net change in cash and restricted cash for period	$19,255	$(13,159)

Net Cash Used in Operating Activities

Net cash used in operating activities was $(16.3) million for the six months ended June 30, 2019 and was driven primarily by our net cash losses from operations of $10.9 million and use of cash from working capital of $5.4 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable. Net cash used in operating activities was $(8.9) million for the six months ended June 30, 2020 and was driven primarily by our net cash losses from operations of $4.6 million and use of cash from working capital of $4.3 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net Cash Provided (Used) by Financing Activities `

Net cash provided by financing activities was $35.6 million for the six months ended June 30, 2019 and was driven primarily by our IPO, increased borrowings under the Credit Facility and insurance financing proceeds, net.  Net cash used by financing activities was $(4.2) million for the six months ended June 30, 2020 and was driven primarily by repayments under the Credit Facility of $3.8 million and repayment of the notes payable related to Aussie Health of $0.2 million.

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

As a result of our historical investments, we have incurred operating losses since our inception, which includes operating losses of $54.3 million and $15.7 million for the year ended December 31, 2019 and the six months ended June 30, 2019, respectively, had an accumulated deficit of $129.8 million and $147.8 million at December 31, 2019 and June 30, 2020, respectively, cash on hand of $30.4 million and $17.2 million at December 31, 2019 and June 30, 2020, respectively, total outstanding borrowings from lenders of $35.1 million and $31.9 million at December 31, 2019 and June 30, 2020, respectively, and no available capacity on borrowings at December 31, 2019 and June 30, 2020. Since our inception, we have raised $102.0 million in equity financing to fund our operations, including the net proceeds from our IPO, through June 30, 2020.

During our review of the June 30, 2020 condensed consolidated financial statements, our financial forecast for the next 12 months included revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management and a reduction in operating cash deficit. In addition, we anticipated that we would not breach our financial covenants associated with our existing credit facility or term loan for the next twelve months.  Currently, we have met or exceeded our forecasts over the past two quarters. However, there are no assurances that we will continue to meet or exceed our forecasts due to our short operating history, or that we will be able to maintain sufficient liquidity to fund operations and/or compliance with our covenants without future equity investments or issuance of debt from outside sources. In the event of a breach of our financial covenants under the credit facility and/or our term loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

In addition, while we anticipate we will remain in compliance with the covenants prescribed by our existing financing arrangements (See Note 6 – Credit Facility and Term Loans), there can be no assurance that our operating forecast and cash flows for the twelve months following the issuance of the accompanying condensed consolidated financial statements  will be attained such that we will be able to maintain compliance with these covenants or generate sufficient liquidity to fund ongoing operations.  Our short operating history of meeting and exceeding our forecasts, the COVID-19 pandemic (see below) and these negative financial conditions raise substantial doubt about our ability to continue as a going concern as of June 30, 2020.

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

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments are taking, continues to evolve as of the date of this report. As such, the future impact on our personnel, business and global operations, and our suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the COVID-19 pandemic, it is possible that any and every aspect of our value chain could be disrupted, and such impact could have a material adverse impact on our business, financial condition, operating results and prospects. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory into our third-party warehouses or ship or sell products to customers, in each case on a timely basis or at all. We may also be unable to forecast demand for our products during the pendency of this pandemic and may experience a substantial decrease in the demand for our products, most of which are considered not essential. In addition, the majority of our personnel are currently working remotely, which creates challenges in the way we operate our business, including, but not limited to, how we test products and our ability to meet reporting obligations. Our ability to execute our operations could be impacted if any of our key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.  Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.

While we have been preserving our liquidity and capital resources through various actions, which include delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on our business, including our relationships with these vendors. Our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and accordingly we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans. In light of the uncertainty as to the severity and duration of the COVID-19 pandemic, we may be unable to remain in compliance with the terms of our existing loan agreements and may be unable to secure a waiver, which could have an adverse impact on our business, prospects and financial condition and we may seek additional financing options. We expect that any financing, if successful, will be expensive and/or dilutive.

The COVID-19 pandemic began to have an unfavorable impact on us, including our key manufacturing partners, in January 2020.  Substantially all of our products are sourced and manufactured in China, including new products that we expect to launch during 2020. In addition, we rely on our team in Shenzhen for a number of functions relating to product sourcing and development, among other things. Our key manufacturing partner in China re-opened its facilities as of February 10, 2020 and reached over 90% capacity early in March 2020. This key manufacturer is expected to manufacture over 30% of our inventory in 2020.

To date we have had few overall negative impacts to our business and operations from the COVID-19 pandemic. As reported, we have seen over 97% growth in our net revenues for the three months ended June 30, 2020 versus the same quarter in the prior year . The shift of consumer spending from traditional retail to online spending has increased dramatically due to the COVID-19 pandemic and we expect that spending will continue to shift online. This has benefited us as historically over 90% of our revenues come from the sale of products online in the U.S. and we believe this shift to increased online consumer spending will continue even after the COVID-19 pandemic ends. Our investments in our infrastructure and software and our expansion of our third party warehousing network have also allowed us to continue to deliver our products, even when Amazon itself limited its delivery services. We have had no material impacts to our vendor or other business relationships to date as we negotiated improved credit terms. Further, to date, none of our key operations vendors has had any negative impacts related to COVID-19 or changes which have negatively affected our business, our borrowing capabilities or financial covenants. Though the COVID-19 pandemic is fluid, we believe at this time that our business may continue to minimize the impact, if any, from this current pandemic given our Company’s ability to work remotely, continued consumer demand for products on e-commerce channels, and the business continuity plans of our key manufacturing partners and other vendors. We believe this combination of factors may help to mitigate risk from the COVID-19 pandemic.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In addition, we have outstanding debt under the Amended and Restated Credit Agreement, dated as of November 23, 2018, with MidCap as Agent and the lenders party thereto, as amended (the “MidCap Credit Agreement”), that bears interest. As of June 30, 2020, our outstanding indebtedness under the Credit Facility was $19.1 million, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75%. We also have outstanding debt under the five-year $15.0 million term loan with Horizon (the “Term Loan”). As of June 30, 2020, our outstanding indebtedness under the Term Loan was $15.0 million, which bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility or the Term Loan, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than less than 1% of our net revenue for each of the three months ended June 30, 2019 and 2020. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three months ended June 30, 2019 and 2020.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for December 31, 2019, our disclosure controls and procedures were not effective as of June 30, 2020.

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

Changes in Internal Control over Financial Reporting

As noted above, to remediate the previously disclosed material weaknesses in our internal control over financial reporting, we formalized and added closing checklists, formalized and documented accounting positions, improved our systems and added formal controls around journal entries and month-end closing reconciliations.  Further, we hired a third-party firm in the second quarter of 2020 to assist us in risk and gap analysis, improved documentation and testing of our internal controls. There were no other changes in our internal control over financial reporting during the three months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have seen an increase in our net revenue since March 2020 and through the date of this Quarterly Report on Form 10-Q, the future impact that the COVID-19 pandemic may have on our personnel, business and global operations, and on our suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the COVID-19 pandemic, it is possible that any and every aspect of our value chain could be disrupted, and such impact could have a material adverse impact on our business, financial condition, operating results and prospects. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses or ship or sell products to customers, in each case on a timely basis or at all. We also may be unable to forecast demand for our products during the pendency of this pandemic and we may experience a substantial decrease in the demand for our products, most of which are considered not essential. In addition, the majority of our personnel are currently working remotely which creates challenges in the way we operate our business, including with respect to the manner in which we ensure the quality of our products and meet our reporting obligations. Our ability to execute our operations could be impacted if any of our key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.

While we have been preserving our liquidity and capital resources through various actions which include delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on our business, including our relationships with these vendors. For example, payment delays to certain of our manufacturing vendors in China during April 2020 had resulted in a temporary loss of availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our manufacturing vendors. As of the date of this Quarterly Report on Form 10-Q, Sinosure has reinstated this insurance to levels that we believe are sufficient to fund our operations. In the future, we may not be able to maintain this insurance on a timely basis or at all, which would have a material impact on our working capital and our ability to fund our operations. In addition, our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and, accordingly, we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans. In light of the uncertainty as to the severity and duration of the pandemic, we may be unable to remain in compliance with the terms of our existing loan agreements and may be unable to secure a waiver which could have an adverse impact on our business, prospects and financial condition and we may seek additional financing options. We expect that any financing, if successful, will be expensive and/or dilutive.

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

We have launched numerous products over the last several quarters and have experienced a lower than expected success rate of products reaching the sustain phase. In addition, in certain instances, even when a product has reached the sustain phase, our forecasts, at times, have resulted in inventory overages. We recently launched our Holonix Health brand, which was developed to address the personal protective equipment and wellness product category in light of the COVID-19 pandemic. Our marketing strategy relies to a significant extent on our ability to sell such products on the Amazon marketplace and we can provide no assurances that we will be allowed to sell any such products on the Amazon marketplace or that we will be successful in selling our products in other sales channels.

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

*We may not be able to sustain our revenue growth rate.

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

In addition, in the first half of 2020, we have experienced an increase in net revenue in part due to the shift by consumers to online shopping as a result of the COVID-19 pandemic. While we expect this shift to continue, we can provide no assurance that this shift will continue in the near or longer term or continue with respect to the products we offer.

*Substantially all of our revenues are from sales of products on Amazon’s U.S. Marketplace and any change, limitation or restriction, even if temporary, on our ability to operate  on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

We sell substantially all of our products on Amazon’s U.S. marketplace and are subject to Amazon’s terms of service and various other Amazon seller policies and services that apply to third parties selling products on Amazon’s marketplace. Amazon has the right to terminate or suspend its agreement with us at any time and for any reason. Amazon may take other actions against us such as suspending or terminating a seller account or product listing and withholding payments owed to us indefinitely. For example, during the second quarter of 2020, Amazon suspended certain of our dehumidifier listings. While we endeavor to materially comply with the terms of services of the marketplaces on which we operate, and to provide our consumers with a great experience, we can provide no assurances that these marketplaces will have the same determination with respect to our compliance. In addition, we may not be able to promptly resolve any compliance issue, which could have a material impact on our financial condition, results of operations and prospects.

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

*We may not accurately forecast revenues, profitability and appropriately plan our expenses.

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

In addition, during the second quarter of 2020, we began selling personal protective equipment (“PPE”) to state and local governments in the U.S. The market for PPE is volatile and unpredictable, and we have limited experience sourcing and selling PPE. While we expect to continue to sell PPE, we can provide no assurances that we will be successful in selling products to such state and local governments, that the products we deliver will be of sufficient quality or that we will receive timely payment. In addition, any failure in successfully delivering PPE to state and local governments may harm our business relationships with these state and local governments, our PPE manufacturers and ultimately our reputation.

*Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, importing and warehousing.

We currently source all of the products we offer from third-party vendors and, as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the prices of our products, and we have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to customers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of raw materials used in the manufacture of our products, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters, or pandemics, have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our products. We rely on the business continuity plans of these third parties to operate during natural disasters or pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans. The sourcing, manufacturing, importing or warehousing of our products could be significantly disrupted if a third party does not have a business continuity plan or such business continuity plan does not adequately support our products or operations. Further capacity fluctuations driven by various factors such as seasonality, tariffs, hedging or other factors can cause importing delays, which can lead to volatility in ocean freight rates and availability, causing us to incur additional expense and adversely affecting our operating results. In addition, our third-party warehouse providers may not have sufficient capacity to store our goods or may seek to increase our pricing rates. Any delays, interruption, damage to or increased costs in the manufacture of the product we offer could result in higher prices to acquire the product or non-delivery of product altogether and could adversely affect our operating results.

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

*Natural disasters or other unexpected events may adversely affect our operations, particularly our supply chain and shipping efforts.

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

In response to the COVID-19 pandemic, many state, local and foreign governments have put in place quarantines, executive orders, shelter-in-place orders and similar government orders and restrictions in order to control the spread of the disease. We have implemented work-from-home policies and the majority of our personnel are currently working remotely. Such orders and policies may negatively impact productivity and creates challenges in the way we operate our business, including, but not limited to, how we test our products and our ability to meet our reporting obligations, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. Our ability to execute our operations could be further impacted if any of our key personnel contracts COVID-19. Additionally, if sufficient numbers of our staff are infected with COVID-19 and are unable to perform their roles, we may not be able to operate efficiently for the duration of any shelter-in-place order or while we have insufficient numbers of staff, either of which could negatively impact our business, operating results and financial condition.

*Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our consumers, brands and others, including credit card information and personally identifiable information, as well as other confidential information. We also engage third parties that store, process and transmit these types of information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, our brand’s e-commerce websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our or third-party service providers’ reliance on internet technology and the number of our and our third-party service providers’ employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities.

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

*A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

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

In April 2020, we received notice from the EPA with respect to regulatory compliance and advertising associated with certain of our dehumidifier products. We believe that our products and the associated advertising are compliant, and we are currently in discussions with the EPA to resolve the matter. The EPA has placed a hold on the sale of certain of our dehumidifier inventory while it reviews the matter with us. We cannot be certain of the outcome with the EPA, and we may incur costs and penalties that cannot presently be calculated in the event that we are unable to resolve this matter with the EPA. Such costs and penalties may be material with respect to our financial condition.

2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Amended and Restated Bylaws of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6
10.1#	Offer Letter, dated March 12, 2020, by and between Mohawk Group, Inc. and Pramod K C.	8-K	001-38937	5/11/2020	10.1

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

MOHAWK GROUP HOLDINGS, INC.

Date: July 30, 2020	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: July 30, 2020	By:	/s/ Fabrice Hamaide
Fabrice Hamaide
Chief Financial Officer and Director (Principal Accounting and Financial Officer)