Form 10-Q
period 2020-09-30
Mohawk Group Holdings, Inc.
filed 2020-11-09
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 21,844,944 shares of common stock, $0.0001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risk and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the potential impact to our business, revenue and financial condition, including our supply chain and our operations, due to the COVID-19 global pandemic;
•	our expectation that consumer spending will continue to shift online, and that such shift will continue even after the COVID-19 global pandemic ends;
•	our ability to grow net revenue from sales of personal protective equipment (“PPE”);
•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve and grow profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Mohawk e-Commerce Engine) software platform;
•	our ability to successfully launch new products, including our ability to successfully manage supply chain risks;
•	our ability to identify, complete and integrate merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our estimated total addressable market;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain of qualified employees and key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

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

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2019	September 30, 2020
ASSETS
CURRENT ASSETS:
Cash	$30,353	$37,385
Accounts receivable—net	1,059	8,516
Inventory	36,212	18,791
Prepaid and other current assets	5,395	7,343
Total current assets	73,019	72,035
PROPERTY AND EQUIPMENT—net	175	132
GOODWILL AND OTHER INTANGIBLES—net	1,055	16,700
OTHER NON-CURRENT ASSETS	175	174
TOTAL ASSETS	$74,424	$89,041
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$21,657	$13,418
Accounts payable	21,064	14,538
Term loan	3,000	6,500
Accrued and other current liabilities	7,505	12,334
Total current liabilities	53,226	46,790
OTHER LIABILITIES	4	2,480
TERM LOANS	10,467	6,350
Total liabilities	63,697	55,620
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 17,736,649 shares outstanding at December 31, 2019; 500,000,000 shares authorized and 21,844,944 shares outstanding at September 30, 2020	2	2
Additional paid-in capital	140,477	181,971
Accumulated deficit	(129,809)	(148,581)
Accumulated other comprehensive income	57	29
Total stockholders’ equity	10,727	33,421
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,424	$89,041

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
NET REVENUE	$40,603	$58,783	$88,817	$144,212
COST OF GOODS SOLD	23,076	30,688	52,859	78,218
GROSS PROFIT	17,527	28,095	35,958	65,994
OPERATING EXPENSES:
Sales and distribution	18,111	18,944	41,094	51,472
Research and development	3,226	1,846	7,731	6,578
General and administrative	10,261	7,199	23,932	23,554
TOTAL OPERATING EXPENSES:	31,598	27,989	72,757	81,604
OPERATING INCOME (LOSS)	(14,071)	106	(36,799)	(15,610)
INTEREST EXPENSE—net	875	934	3,368	3,120
OTHER EXPENSE (INCOME)—net	21	(23)	53	(4)
LOSS BEFORE INCOME TAXES	(14,967)	(805)	(40,220)	(18,726)
PROVISION FOR INCOME TAXES	8	—	23	46
NET LOSS	$(14,975)	$(805)	$(40,243)	$(18,772)
Net loss per share, basic and diluted	$(0.99)	$(0.05)	$(3.10)	$(1.18)
Weighted-average number of shares outstanding, basic and diluted	15,134,422	17,090,050	12,971,641	15,903,517

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
NET LOSS	$(14,975)	$(805)	$(40,243)	$(18,772)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	13	(19)	26	(28)
Other comprehensive income (loss)	13	(19)	26	(28)
COMPREHENSIVE LOSS	$(14,962)	$(824)	$(40,217)	$(18,800)

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	For the Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—July 1, 2019	17,625,241	2	119,348	(96,288)	53	23,115
Net loss	—	—	—	(14,975)	—	(14,975)
Issuance costs from Initial Public Offering	—	—	(21)	—	—	(21)
Issuance of 84,975 shares of restricted common stock in August 2019 (see Note 7)	84,975	—	—	—	—	—
Stock-based compensation	—	—	11,374	—	—	11,374
Exercise of stock options	443	—	2	—	—	2
Other comprehensive income	—	—	—	—	13	13
BALANCE—September 30, 2019	17,710,659	$2	$130,703	$(111,263)	$66	$19,508

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—July 1, 2020	17,763,164	2	152,948	(147,776)	48	5,222
Net loss	—	—	—	(805)	—	(805)
Issuance of 3,860,710 shares of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,860,710	—	23,416	—	—	23,416
Stock-based compensation	—	—	4,582	—	—	4,582
Issuance of 10,000 shares of restricted common stock on July 13, 2020	10,000	—	49	—	—	49
Issuance of 95,500 shares of restricted common stock on July 20, 2020	95,500	—	—	—	—	—
Issuance of 22,700 shares of restricted common stock on September 30, 2020	22,700	—	—	—	—	—
Issuance of 25,000 warrants on August 18, 2020	—	—	204	—	—	204
Issuance of 90,000 shares of restricted common stock on August 10, 2020	90,000	—	760	—	—	760
Exercise of stock options	2,870	—	12			12
Other comprehensive loss	—	—	—	—	(19)	(19)
BALANCE—September 30, 2020	21,844,944	$2	$181,971	$(148,581)	$29	$33,421

	For the Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(40,243)	—	(40,243)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019 (see Note 7)	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock (see Note 7)	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019 (see Note 7)	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019 (see Note 1)	3,600,000	1	29,606	—	—	29,607
Issuance of 84,975 shares of restricted common stock in August 2019 (see Note 7)	84,975	—	—	—	—	—
Stock-based compensation	—	—	24,747	—	—	24,747
Exercise of stock options	487	—	2	—	—	2
Other comprehensive income	—	—	—	—	26	26
BALANCE—September 30, 2019	17,710,659	$2	$130,703	$(111,263)	$66	$19,508

	For the Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—January 1, 2020	17,736,649	$2	$140,477	$(129,809)	$57	$10,727
Net loss	—	—	—	(18,772)	—	(18,772)
Issuance of 439,145 shares of restricted common stock on March 12, 2020 (see Note 7)	439,145	—	—	—	—	—
Forfeiture of 371,329 shares of restricted common stock	(371,329)	—	—	—	—	—
Shares of restricted common stock retired in connection with vesting	(41,299)	—	(139)	—	—	(139)
Forfeiture of 134,366 shares of restricted common stock	(134,366)	—	—	—	—	—
Issuance of 134,364 shares of restricted common stock	134,364	—	—	—	—	—
Issuance of 3,860,710 shares of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,860,710	—	23,416	—	—	23,416
Issuance of 10,000 shares of restricted common stock on July 13, 2020	10,000	—	49	—	—	49
Issuance of 95,500 shares of restricted common stock on July 20, 2020	95,500	—	—	—	—	—
Issuance of 22,700 shares of restricted common stock on September 30, 2020	22,700	—	—	—	—	—
Issuance of 25,000 warrants on August 18, 2020	—	—	204	—	—	204
Issuance of 90,000 shares of restricted common stock on August 10, 2020	90,000	—	760	—	—	760
Stock-based compensation	—	—	17,192	—	—	17,192
Exercise of stock options	2,870	—	12			12
Other comprehensive loss	—	—	—	—	(28)	(28)
BALANCE—September 30, 2020	21,844,944	$2	$181,971	$(148,581)	$29	$33,421

See notes to condensed consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2020
OPERATING ACTIVITIES:
Net loss	$(40,243)	$(18,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	136	179
Provision for sales returns	236	77
Amortization of deferred financing costs and debt discounts	914	914
Stock-based compensation	24,747	17,472
Other	101	5
Changes in assets and liabilities:
Accounts receivable	(1,784)	(7,492)
Inventory	4,944	17,235
Prepaid and other current assets	(2,307)	(320)
Accounts payable, accrued and other liabilities	110	(1,698)
Cash (used in) provided by operating activities	(13,146)	7,600
INVESTING ACTIVITIES:
Purchase of Truweo assets	—	(14,032)
Purchase of fixed assets	(48)	(33)
Purchase of Aussie Health Co. assets	(1,105)	—
Proceeds on sale of fixed assets	6	—
Cash used in investing activities	(1,147)	(14,065)
FINANCING ACTIVITIES:
Proceeds from exercise of stock options	2	12
Proceeds from initial public offering, net of issuance costs	30,554	—
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	—	23,416
Repayment of note payable related to Aussie Health acquisition	—	(207)
Taxes paid related to net settlement upon vesting of restricted common stock	—	(112)
Borrowings from Mid Cap credit facility	69,740	99,508
Repayments from Mid Cap credit facility	(71,082)	(108,278)
Repayments from Horizon term loan	—	(1,000)
Debt issuance costs from Mid Cap credit facility	(581)	—
Debt issuance costs from Horizon term loan	(900)	—
Deferred offering costs	—	(139)
Insurance obligation payments	(1,818)	(2,357)
Insurance financing proceeds	3,833	2,660
Capital lease obligation payments	(42)	(4)
Cash provided by financing activities	29,706	13,499
EFFECT OF EXCHANGE RATE ON CASH	1	3
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	15,414	7,037
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	20,708	30,789
CASH AND RESTRICTED CASH AT END OF PERIOD	$36,122	$37,826
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$35,686	$37,385
RESTRICTED CASH—Prepaid and other assets	307	312
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$36,122	$37,826
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,467	$2,321
Cash paid for taxes	$15	$45
Non-cash consideration paid to contractors	$—	$1,013
Non-cash barter exchange of inventory for advertising credits	$—	$889
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable on acquisition of Truweo	$—	$2,455
Note payable on acquisition of Aussie Health	$195	$—

See notes to condensed consolidated financial statements.

Mohawk Group Holdings, Inc.

Notes to condensed consolidated financial statements

For the Three and Nine Months Ended September 30, 2019 and 2020 (Unaudited)

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

Headquartered in New York, Mohawk’s offices can be found in China, Philippines, Israel and Poland.

Follow-on Equity Offering

On August 26, 2020 the Company completed an underwritten public offering (the “Follow-On Offering”) of 3,860,710 shares of common stock, which includes the exercise by the underwriters of their option to purchase additional shares of common stock solely to cover over-allotments, at a public offering price of $7.00 per share, less underwriting discounts and commissions. The Company received net proceeds of approximately $23.4 million after deducting underwriting discounts and commissions of approximately $2.2 million and other offering expenses payable by the Company of approximately $1.4 million.

Truweo Acquisition

On August 26, 2020 the Company completed the acquisition of the assets of a leading ecommerce brand in the health and personal wellness category (the “Truweo Assets”) for total consideration of $16.4 million which was comprised of cash of $14.0 million and an unsecured promissory note for $2.4 million. The unsecured promissory note accrues interest at a rate of 8% per annum, with $0.6 million principal and accrued interest payments due on November 30, 2021, February 28, 2022 and May 31, 2022, and matures on August 22, 2022 (See Note 10 - Acquisition).

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

As a result of its historical investments, the Company has incurred operating losses since its inception, which includes operating losses of $54.3 million and $15.6 million for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, and had an accumulated deficit of $129.8 million and $148.6 million at December 31, 2019 and September 30, 2020, respectively, cash on hand of $30.4 million and $37.4 million at December 31, 2019 and September 30, 2020, respectively, total outstanding borrowings from lenders of $35.1 million and $28.7 million at December 31, 2019 and September 30, 2020, respectively, and no available capacity on borrowings as of December 31, 2019 and September 30, 2020. The Company has raised $125.4 million in equity financing to fund its operations since inception, including the net proceeds from the Company’s initial public offering of common stock (“IPO”), and the Follow-On Offering, through September 30, 2020.

During the Company’s review of the September 30, 2020 condensed consolidated financial statements, the Company’s financial forecast for the next 12 months following the filing date of this Quarterly Report on Form 10-Q included projected revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management and a reduction in operating cash deficit. In addition, management anticipated that the Company would not breach its financial covenants associated with its existing credit facility or term loan for the next twelve months.  Currently, the Company has met or exceeded its forecasts over the past three quarters and in August 2020 raised $23.4 million in equity financing earmarked to acquire, invest in or license complementary products, technologies or businesses. On August 26, 2020, the Company completed the acquisition of the Truweo Assets for $16.4 million, of which $2.4 million was in an unsecured promissory note (See Note 10 - Acquisition).  However, due the Company’s short operating history, its short history of meeting and exceeding its forecast and its strategy of investing in growth,  there are no assurances that the Company will continue to meet or exceed forecast or that it will be able to maintain sufficient liquidity to fund operations and/or compliance with its covenants without future equity investments or issuance of debt from outside sources. In the event of a breach of the Company’s financial covenants under the credit facility and/or its term loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

In addition, while the Company anticipates it will remain in compliance with the covenants prescribed by its existing financing arrangements (See Note 6 – Credit Facility and Term Loans), there can be no assurance that the Company’s operating forecast and cash flows for the twelve months following the issuance of the accompanying condensed consolidated financial statements, will be attained such that the Company will be able to maintain compliance with these covenants or generate sufficient liquidity to fund its ongoing operations.  The Company’s short operating history of meeting and exceeding its forecasts, the COVID-19 pandemic (see below), its current strategy of investing in growth and these negative financial conditions raise substantial doubt about the Company’s ability to continue as a going concern as of September 30, 2020.

These condensed consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern and as such, include no adjustments that might be necessary in the event that the Company was unable to operate on this basis.

Management plans to continue to closely monitor its operating forecast and cash flows, and may pursue additional sources of financing and/or capital to fund its operations, if necessary.  If the Company is unable to improve its operating results, increase its operating cash inflows, and/or obtain additional sources of financing and capital on acceptable terms (if at all), the Company may have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While the Company has been preserving its liquidity and capital resources through various actions, which have included delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on the Company’s business, including its relationships with these vendors. The Company’s operations rely on third-parties to manufacture its products, to provide logistics and warehousing services and to facilitate sales of its products, and, accordingly, the Company relies on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans. In light of the uncertainty as to the severity and duration of the COVID-19 pandemic, the Company may be unable to remain in compliance with the terms of its existing loan agreements and may be unable to secure a waiver, which could have an adverse impact on the Company’s business, prospects and financial condition and the Company may seek additional financing options. The Company expects that any financing, if successful, will be expensive and/or dilutive.

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

To date the Company has had few overall negative impacts to its business and operations from the COVID-19 pandemic. As reported, the Company has seen 45% growth in its net revenue for the three months ended September 30, 2020 versus the same quarter in the prior year. The shift of consumer spending from traditional retail to online spending has increased dramatically due to the COVID-19 pandemic. This has benefited the Company as historically over 90% of its net revenue comes from the sale of products online in the U.S. and it believes this shift to increased online consumer spending will continue even after the COVID-19 pandemic ends. The Company’s investments in its infrastructure and software and the expansion of its third party warehousing network have also allowed the Company to continue to deliver its products, even when Amazon itself limited its delivery services.  The Company has had no material impacts to its vendor or other business relationships to date and in certain circumstances it has been able to negotiate improved credit and other terms. Further, to date, none of the Company’s key operations vendors has had any negative impacts related to COVID-19 or changes which have negatively affected the Company’s business, borrowing capabilities or financial covenants. Though the COVID-19 pandemic is fluid, the Company believes at this time that its business may continue to minimize the impact, if any, from this current pandemic given the Company’s ability to work remotely, continued consumer demand for products on e-commerce channels and the business continuity plans of its key manufacturing partners and other vendors. The Company believes this combination of factors may help to mitigate risk from the COVID-19 pandemic.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2020, the results of operations for the three and nine months ended September 30, 2019 and 2020, the statements of stockholders’ equity for the three and nine months ended September 30, 2019 and 2020, and cash flows for the nine months ended September 30, 2019 and 2020. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the full year.

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended September 30, 2019
	(in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$40,007	$259	$318	$40,584
Other	19	—	—	19
Total net revenue	$40,026	$259	$318	$40,603

	Three Months Ended September 30, 2020
	(in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$48,415	$10,022	$340	$58,777
Other	6	—	—	6
Total net revenue	$48,421	$10,022	$340	$58,783

	Nine Months Ended September 30, 2019
	(in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$86,312	$1,171	$1,248	$88,731
Other	86	—	—	86
Total net revenue	$86,398	$1,171	$1,248	$88,817

	Nine Months Ended September 30, 2020
	(in thousands)
	Direct	Wholesale	Managed SaaS	Total
North America	$127,316	$15,808	$1,046	$144,170
Other	42	—	—	42
Total net revenue	$127,358	$15,808	$1,046	$144,212

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended September 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$27,083	$35,241
Small home appliances	8,100	6,471
Personal protective equipment	—	8,830
Cosmetics, skincare, and heath supplements	2,569	2,626
Cookware, kitchen tools and gadgets	1,320	1,433
Hair appliances and accessories	732	719
All others	481	3,123
Total net product revenue	40,285	58,443
Managed SaaS	318	340
Total net revenue	$40,603	$58,783

	Nine Months Ended September 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$52,757	$83,103
Small home appliances	17,426	20,584
Personal protective equipment	—	14,557
Cosmetics, skincare, and heath supplements	8,346	8,989
Cookware, kitchen tools and gadgets	5,279	4,491
Hair appliances and accessories	2,590	3,636
All others	1,171	7,806
Total net product revenue	87,569	143,166
Managed SaaS	1,248	1,046
Total net revenue	$88,817	$144,212

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At September 30, 2020, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2019 and September 30, 2020 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs. The Company’s financial instruments of cash and restricted cash consist of Level 1 assets at December 31, 2019 and September 30, 2020. The Company’s cash and restricted cash was approximately $30.8 million and $37.8 million, respectively, and included savings deposits and overnight investments at December 31, 2019 and September 30, 2020.

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

3.	INVENTORY

Inventory consisted of the following as of December 31, 2019 and September 30, 2020:

	December 31, 2019	September 30, 2020
	(in thousands)
Inventory on-hand	$29,370	$13,240
Inventory in-transit	6,842	5,551
Inventory	$36,212	$18,791

All of the Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $4.7 million and $3.1 million as of December 31, 2019 and September 30, 2020, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2019 and September 30, 2020:

	December 31, 2019	September 30, 2020
	(in thousands)
Prepaid inventory	$2,195	$2,566
Restricted cash	307	312
Prepaid insurance	1,967	2,081
Barter credits	—	889
Other	926	1,495
Prepaid and other current assets	$5,395	$7,343

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and September 30, 2020:

	December 31, 2019	September 30, 2020
	(in thousands)
Accrued compensation costs	$300	$2,096
Accrual for insurance financing	1,031	1,512
Accrued professional fees and consultants	400	562
Accrued logistics costs	2,326	2,004
Product related accruals	1,518	2,428
Sales tax payable	507	485
Sales return reserve	456	534
Accrued commission	—	1,675
Seller note from acquisition	195	—
All other accruals	772	1,038
Accrued and other current liabilities	$7,505	$12,334

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY AND TERM LOANS

Credit facility and term loans consisted of the following as of December 31, 2019 and September 30, 2020:

	December 31, 2019	September 30, 2020
	(in thousands)
MidCap credit facility	$22,953	$14,184
Less: deferred debt issuance costs	(1,268)	(749)
Less discount associated with issuance of warrants	(28)	(17)
Total MidCap credit facility	$21,657	$13,418

Horizon term loan	$15,000	$14,000
Less: deferred debt issuance costs	(836)	(628)
Less discount associated with issuance of warrants	(697)	(522)
Total Horizon term loan	13,467	12,850
Less-current portion	(3,000)	(6,500)
Term loan-non current portion	$10,467	$6,350

MidCap Credit Facility and Term Loan

On November 23, 2018, the Company entered into a three-year $25.0 million revolving credit facility (the “Credit Facility”) with MidCap Financial Trust (“MidCap”). The Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bears interest at the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company is required to pay a facility availability fee of 0.5% on the average unused portion of the facility. The Credit Facility contains a minimum liquidity financial covenant that requires the Company to maintain a minimum of $5.0 million in cash on hand or availability in the Credit Facility. In 2018, the Company incurred approximately $1.3 million in debt issuance costs which has been offset against the debt and will be expensed over the three years. Unamortized debt issuance costs of $0.7 million, relating to a prior three-year revolving credit facility with MidCap, will be amortized in accordance with the terms of the Credit Facility. As of December 31, 2019, there was $23.0 million outstanding on the Credit Facility and an available balance of approximately $0.0 million. As of September 30, 2020, there was $14.2 million outstanding on the Credit Facility and an available balance of $0.4 million. As of September 30, 2020, the Company was in compliance with the financial covenants contained within the Credit Facility.

The Company recorded interest expense from the Credit Facility of approximately $0.4 million, $0.4 million, $1.9 million and $1.6 million for the three and nine months ended September 30, 2019 and 2020 respectively, which included less than, $0.2 million for each three month period and approximately $0.5 million for each nine month period, respectively, relating to debt issuance costs.

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

As of December 31, 2019, and September 30, 2020 there was $15.0 million and $14.0 million, respectively, outstanding on the Term Loan and the Company was in compliance with the financial covenants. The Company recorded interest expense from the Term Loan of $0.5 million, $0.5 million, $1.5 million and $1.5 million for the three and nine months ended September 30, 2019 and 2020, respectively, which included approximately $0.1 million for each of the three months ended September 30, 2019 and 2020 and $0.4 million for each of the nine months ending September 30, 2019 and 2020, relating to debt issuance costs for each period, respectively.

Interest Expense, Net

Interest expense, net consisted of the following for the three and nine months ended September 30, 2019 and 2020:

	Three Months Ended
	September 30, 2019	September 30, 2020
	(in thousands)
Interest expense	$955	$960
Interest income	(80)	(26)
Total Interest expense, net	$875	$934

	Nine Months Ended
	September 30, 2019	September 30, 2020
	(in thousands)
Interest expense	$3,456	$3,177
Interest income	(88)	(57)
Total Interest expense, net	$3,368	$3,120

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Mohawk Group Holdings Inc., a subsidiary of the Company (“MGI”), adopted, and MGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, MGI’s board of directors adopted, and MGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Mohawk 2014 Plan”). As of September 30, 2020, 56,327 shares were reserved for awards available for future issuance under the Mohawk 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “Mohawk 2018 Plan”) on October 11, 2018. The Mohawk 2018 Plan was approved by its stockholders on May 24, 2019. As of September 30, 2020, 1,002,522 shares were reserved for awards available for future issuance under the Mohawk 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of September 30, 2020, no shares were reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the IPO. The Company and the 2019 Equity Plan participants subsequently agreed to extend (i) the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020, (ii) the vesting date for the second installment of shares of restricted common stock to December 15, 2020, (iii) the vesting date for the third installment of shares of restricted common stock to January 2, 2021, and (iv) the fourth installment of shares of restricted common stock to July 1, 2021. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and that there is more than one requisite service period. Upon prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock option activity during the nine months ended September 30, 2020:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2020	1,862,569	$9.09	8.64	$99
Options granted	—	$—	—	$—
Options exercised	(2,870)	$4.14	—	$—
Options cancelled	(276,420)	$9.28	—	$—
Balance—September 30, 2020	1,583,279	$9.07	7.95	$588
Exercisable as of September 30, 2020	1,062,960	$8.90	7.84	$508
Vested and expected to vest as of September 30, 2020	1,583,279	$9.07	7.95	$588

As of September 30, 2020, the total unrecognized compensation expense related to unvested options was $6.2 million, which the Company expects to recognize over an estimated weighted average period of 1.03 years.

During the nine months ended September 30, 2020, no options were granted, options to purchase 276,420 shares of the Company’s common stock were cancelled, and options to purchase 2,870 shares of the Company’s common stock were exercised.

During the nine months ended September 30, 2019, the Company granted options to purchase 195,975 shares of the Company’s common stock, cancelled options to purchase 165,622 shares of the Company’s common stock and options to purchase 487 shares of the Company’s common stock were exercised.

A summary of restricted stock award activity within the Company’s equity plans and changes for the nine months ended September 30, 2020 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2020	2,601,972	$18.21
Granted	691,709	$3.82
Vested	(416,953)	$14.38
Forfeited	(519,695)	$17.56
Nonvested at September 30, 2020	2,357,033	$14.95

On March 12, 2020, 371,329 shares of restricted common stock were forfeited and treated as a cancellation with remaining unrecognized expense for the unvested awards recognized on the date of cancellation. The Company did not reverse previously recognized compensation expense as a result of these forfeitures.

On May 8, 2020, 134,366 shares of restricted common stock were forfeited and the Company reversed previously recognized compensation expense for unvested grants.

During the three months ended September 30, 2020, 14,000 shares of restricted common stock were forfeited and the Company reversed previously recognized expense for unvested grants.

Stock-based compensation expense for shares of restricted common stock granted was $3.3 million and $12.9 million for the three and nine months ended September 30, 2020, respectively. Stock-based compensation expense for shares restricted common stock granted was $9.8 million and $20.3 million for the three and nine months ended September 30, 2019, respectively. No shares of restricted common stock vested during the nine months ended September 30, 2019.

The weighted-average grant date fair value of shares of restricted common stock granted during the three months ended September 30, 2020 was $6.34. As of September 30, 2020, the total unrecognized compensation expense related to unvested shares of restricted common stock was $6.5 million which the Company expects to recognize over an estimated weighted-average period of 0.62 years.

The table above includes 0.4 million shares of restricted common stock that have been granted under the Mohawk 2018 Plan, included in the shares outstanding under that plan and carry dividend or voting rights applicable to the Company’s common stock.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Sales and distribution expenses	$2,421	$748	$5,218	$1,761
Research and development expenses	1,920	778	3,952	3,231
General and administrative expenses	7,033	3,335	15,577	12,480
Total stock-based compensation expense	$11,374	$4,861	$24,747	$17,472

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended September 30,
	2019	2020
	(in thousands)
Net loss	$(14,975)	$(805)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	15,134,422	17,090,050
Net loss per share, basic and diluted	$(0.99)	$(0.05)

	Nine Months Ended September 30,
	2019	2020
	(in thousands)
Net loss	$(40,243)	$(18,772)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	12,971,641	15,903,517
Net loss per share, basic and diluted	$(3.10)	$(1.18)

9.	COMMITMENTS AND CONTINGENCIES

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

Sales or Other Similar Taxes— Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce market places in most states within the United States. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2019 and September 30, 2020, the Company estimates that the potential liability, including current sales tax payable is approximately $0.5 million which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

U.S. Environmental Protection Agency—In September 2019, the Company received notice from the U.S. Environmental Protection Agency (“EPA”) that certain of its dehumidifier products were identified by the Association of Home Appliance Manufacturers (“AHAM”) as failing to comply with EPA ENERGY STAR requirements.  For an appliance to be ENERGY STAR certified, it must meet standards promulgated by the EPA and enforced through EPA-accredited certification bodies and laboratories. The Company believes that its products are compliant, and the Company, in conjunction with its manufacturing partner, has disputed the AHAM testing determination pursuant to EPA guidelines. While a resolution remains pending, the Company is not selling or marketing the products identified by the EPA. The Company cannot be certain that these products will eventually be certified by the EPA, and the Company may incur costs that cannot presently be calculated in the event that the Company needs to make changes to the manner in which these products are manufactured and sold.

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

10. Acquisition

On August 26, 2020, the Company completed the acquisition of the “Truweo Assets”, whose products sell primarily on the Amazon US marketplace, for total consideration of $16.4 million, which was comprised of cash of $14.0 million and a promissory note for $2.4 million. The promissory note accrues interest at a rate of 8% per annum, with $0.6 million principal and accrued interest payments due on November 30, 2021, February 28, 2022, and May 31, 2022 and matures on August 22, 2022.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Total
(in thousands)
Inventory	$595
Intangible assets	3,111
Goodwill	12,734
Net assets acquired	$16,440

The amounts assigned to goodwill and major intangible asset classifications were as follows:

	Amount Allocated	Useful life (in years)
	(in thousands)
Goodwill	$12,734	n.a.
Trademarks	3,000	5
Non-competition agreement	100	<1
Transition services agreement	11	3
Net Intangible Assets	15,845

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Truweo Assets acquisition on the Company’s net revenue for the three and nine months ended September 30, 2019 and 2020. The acquisition of the Truweo Assets is reflected in the following pro forma information as if the acquisition had occurred on January 1, 2019.

	Three months ended September 30,		Nine months ended September 30,
	2019	2020	2019	2020
	(in thousands)
Net revenue as reported	$40,603	$58,783	$88,817	$144,212
Truweo net revenue	1,920	2,515	5,182	11,155
Net revenue pro forma	$42,523	$61,298	$93,999	$155,367

Operating income (loss) as reported	$(14,071)	$106	$(36,799)	$(15,610)
Truweo operating income	854	1,316	2,460	5,484
Operating income (loss) pro forma	$(13,217)	$1,422	$(34,339)	$(10,126)

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

To date, our operating results have included a mix of products in the launch and sustain phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving profitability at the company level while we continue to invest in growth and technology. During the second quarter of 2020, we changed how we procure and order products, including our products in the launch phase, by reducing the targeted inventory on hand. For products in the launch phase in particular, we have reduced our initial order quantities to reduce exposure related to product launches which do not meet expectations.  This reduced order quantity may impact the time needed for a product to reach sustain and may increase the cost of online advertising and other promotional programs related to product launches, but we believe this reduces the working capital impact from product launches, including product launches which may not meet expectations.

The following table shows the number of launches of new products included in our net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year. The growth in our direct net revenue (i.e., direct to consumer sales) versus the comparable prior year period is the period over period growth of direct sales channel.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
Launches of new products	3	8	14	32
Growth in direct net revenue versus comparable previous year period	63.9%	21.0%	97.8%	47.4%

Our growth in direct net revenue can be impacted by the timing and the season in which products are launched.  For example, 3 of our 8 products launches for the three months ended September 30, 2020 occurred after August 15, 2020, and do not have a full quarter of sales.

Financial Operations Overview

Net Revenue

We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct to consumer sales (i.e. direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date. During the three months ended June 30, 2020, we began to sell personal protective equipment (“PPE”) to certain states and local governments.  We recorded for the three months ended September 30, 2020 approximately $8.9 million in net revenue related to PPE sales and $14.7 million for the nine months ended September 30, 2020.  PPE net revenue is typically recognized when the goods are delivered to the customer’s warehouse as the control of product has transferred at that point.

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

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, warehouse costs and employee compensation and benefits. Costs associated with our advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. Shipping and handling expense is included in our condensed consolidated statements of operations in sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., fulfillment by Mohawk (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”). After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. In the first quarter of 2020 we added five FBM warehouses to our direct fulfillment platform, enabling FBM One Day Prime delivery for sales through Amazon, for approximately 80% of the U.S., based on our sales history.  Expanding our third-party warehouse locations to have greater geographic reach, reduces the average last mile shipping zones to the end customer and as such our speed of deliver improves while our shipping costs to customers decreases, prior to the impacts in shipping providers rates.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expenses necessary to operate our business;

•	research and development expenses necessary for the development, operation and support of our software platform; or

•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Contribution margin	$3,230	$11,209	$4,172	$20,492
Contribution margin as a percentage of net revenue	8.0%	19.1%	4.7%	14.2%
EBITDA	$(14,051)	$229	$(36,716)	$(15,427)
Adjusted EBITDA	$(2,656)	$5,067	$(11,916)	$2,041
Adjusted EBITDA as a percentage of net revenue	(6.5)%	8.6%	(13.4)%	1.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Operating loss (income)	$(14,071)	$106	$(36,799)	$(15,610)
Add:
General and administrative expenses	10,261	7,199	23,932	23,554
Research and development expenses	3,226	1,846	7,731	6,578
Sales and distribution fixed expenses, including stock-based compensation expense	3,814	2,058	9,308	5,970
Contribution margin	$3,230	$11,209	$4,172	$20,492
Contribution margin as a percentage of net revenue	8.0%	19.1%	4.7%	14.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
Net loss	$(14,975)	$(805)	$(40,243)	$(18,772)
Add:
Provision for income taxes	8	—	23	46
Interest expense, net	875	934	3,368	3,120
Depreciation and amortization	41	100	136	179
EBITDA	(14,051)	229	(36,716)	(15,427)
Other expense (income), net	21	(23)	53	(4)
Stock-based compensation expense	11,374	4,861	24,747	17,472
Adjusted EBITDA	$(2,656)	$5,067	$(11,916)	$2,041
Adjusted EBITDA as a percentage of net revenue	(6.5)%	8.6%	(13.4)%	1.4%

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2020

The following table summarizes our results of operations for the three months ended September 30, 2019 and 2020, together with the changes in those items in dollars and percentages:

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Net revenue	$40,603	$58,783	$18,180	44.8%
Cost of goods sold	23,076	30,688	7,612	33.0
Gross profit	17,527	28,095	10,568	60.3
Sales and distribution expenses (1)	18,111	18,944	833	4.6
Research and development expenses (1)	3,226	1,846	(1,380)	(42.8)
General and administrative expenses (1)	10,261	7,199	(3,062)	(29.8)
Operating loss (income)	(14,071)	106	14,177	100.8
Interest expense, net	875	934	59	6.7
Other expense (income), net	21	(23)	(44)	(209.5)
Loss before income taxes	(14,967)	(805)	14,162	94.6
Provision for income taxes	8	—	(8)	(100.0)
Net loss	$(14,975)	$(805)	$14,170	94.6%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,
	2019	2020
	(in thousands)
Sales and distribution expenses	$2,421	$748
Research and development expenses	1,920	778
General and administrative expenses	7,033	3,335
Total stock-based compensation expense	$11,374	$4,861

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,
	2019	2020
Net revenue	100.0%	100.0%
Cost of goods sold	56.8%	52.2%
Gross margin	43.2%	47.8%
Sales and distribution expenses	44.6%	32.2%
Research and development expenses	7.9%	3.1%
General and administrative expenses	25.3%	12.2%
Operating loss	(34.6)%	0.3%
Interest expense, net	2.2%	1.6%
Other expense (income), net	0.1%	0.0%
Loss before income taxes	(36.9)%	(1.3)%
Provision for income taxes	0.0%	0.0%
Net loss	(36.9)%	(1.3)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Direct	$40,026	$48,421	$8,395	21.0%
Wholesale	259	10,022	9,763	3769.5%
Managed SaaS	318	340	22	6.9%
Net revenue	$40,603	$58,783	$18,180	44.8%

The increase in net revenue was primarily attributable to increased direct sales volume of $8.4 million, or a 21.0% increase, from increased pricing, growth in our existing sustain product portfolio, including the impact of products released in the second half of 2019, and our current year launches. We also saw an increase in wholesale revenue of $9.8 million versus the prior year primarily from the sale of PPE during the current period. Finally, our managed SaaS revenue was flat for the three months ended September 30, 2020 as compared to the comparable prior period.

	Three Months Ended September 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$27,083	$35,241
Small home appliances	8,100	6,471
Personal protective equipment	—	8,830
Cosmetics, skincare, and heath supplements	2,569	2,626
Cookware, kitchen tools and gadgets	1,320	1,433
Hair appliances and accessories	732	719
All others	481	3,123
Total net product revenue	40,285	58,443
Managed SaaS	318	340
Total net revenue	$40,603	$58,783

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $27.1 million in net revenue for the three months ended September 30, 2019 and grew to $35.2 million for the three months ended September 30, 2020. This increase is principally due to the launch of new products over the last year which were not sold during the prior year comparable quarter offset by inventory shorts. Net revenue for our small home appliances products decreased $1.6 million for the three months ended September 30, 2020 as compared to the prior year comparable quarter due to inventory shorts. Cosmetics, skincare and heath supplements generated $2.6 million  in net revenue for the three months ended September 30, 2020 as compared to $2.6 million for the three months ended September 30, 2019. Net revenue from cookware, kitchen tools and gadgets increased approximately $0.1 million during the three months ended September 30, 2020 from the prior year comparable period as we focused on certain product categories, reducing the SKUs managed and sold in this category. We recorded higher sales of hair appliances and accessories and all other categories, increasing from $1.2 million in the three months ended September 30, 2019 to $3.8 million in the three months ended September 30, 2020 from product launches in various other categories.

Cost of Goods Sold and Gross Margin

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Cost of goods sold	$23,076	$30,688	$7,612	33.0%
Gross profit	$17,527	$28,095	$10,568	60.3%

The increase in cost of goods sold was primarily attributable to increased sales volume due to growth in our existing product portfolio and impact of products released in the second half of 2019.

Gross margin improved to 47.8% for the three months ended September 30, 2020 compared to 43.2% for the three months ended September 30, 2019. The improvement in gross margin was due to a decrease in overall cost of product per unit as a result of increased sales prices and improved pricing from our manufacturers including favorable volume discounts.

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Sales and distribution expenses	$18,111	$18,944	$833	4.6%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $18.9 million for the three months ended September 30, 2020 from $18.1 million  for the three months ended September 30, 2019. These increases are attributable primarily to the increase in the volume of products sold in the three months ended September 30, 2019. For the three months ended September 30, 2020, our sales and distribution fixed costs (i.e., salary and office expenses) decreased slightly to $1.3 million from $1.4 million for the comparable prior year period due to continued optimization of our logistic networks fixed costs. The three months ended September 30, 2020 included a decrease in stock-based compensation expense of $1.6 million to $0.8 million from $2.4 million in the comparable prior year period due to the completion of expensing of certain tranches of restricted stock awards previously granted pursuant to the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”).

As a percentage of net revenue, sales and distribution expenses decreased to 32.2% for the three months ended September 30, 2020 from 44.6% for the three months ended September 30, 2019 while our net revenue volume grew over 44%.  E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 28.7% for the three months ended September 30, 2020 as compared to 35.2% for the three months ended September 30, 2019. This decrease was due to our warehouse expansion, which has led to reduced last mile shipping cost due to shorter distances and improved pricing with our delivery partners. We believe that e-commerce customers prefer to have delivery of their purchases as soon as possible (i.e., in one day). In an effort to deliver products as soon as possible, while managing our logistics spend, late in the second quarter of 2018, we began to fulfill product sales ourselves by leveraging our direct fulfillment platform (i.e., FBM) through third-party warehouses, instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. During the first half of 2020, we added five third-party FBM warehouses to our direct fulfillment platform, enabling One Day Prime delivery for approximately 80% of the United States, based on our sales history. Expanding our third-party warehouse locations to have greater geographic reach, reduces the average last mile shipping zones to the end customer and as such our speed of deliver improves while our shipping costs to customers decreases, prior to the impacts in shipping providers rates.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Research and development expenses	$3,226	$1,846	$(1,380)	-42.8%

The decrease in research and development expenses was primarily attributable to a decrease of stock-based compensation expense of $1.1 million due to the completion of expensing of certain tranches of restricted stock awards previously granted pursuant to the 2019 Equity Plan.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
General and administrative expenses	$10,261	$7,199	$(3,062)	-29.8%

The decrease in general and administrative expenses was primarily attributable to a decrease of stock-based compensation expense of  $3.7 million due to the completion of expensing of certain tranches of restricted stock awards previously granted pursuant to the 2019 Equity Plan. This decrease was offset by an increase of $0.5 million in fixed costs primarily related to the cost of being a public company.

Interest expense, net

	Three Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Interest expense, net	$875	$934	$59	6.7%

The slight increase in interest expense, net was primarily related to an increase in interest expense under the three-year $25.0 million revolving credit facility with MidCap (the “Credit Facility”) as the average borrowings in the period were slightly higher as compared to the  prior year comparable quarter.

Results of Operations

Comparison of the Nine Months Ended September 30, 2019 and 2020

The following table summarizes our results of operations for the nine months ended September 30, 2019 and 2020, together with the changes in those items in dollars and percentages:

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Net revenue	$88,817	$144,212	$55,395	62.4%
Cost of goods sold	52,859	78,218	25,359	48.0
Gross profit	35,958	65,994	30,036	83.5
Sales and distribution expenses (1)	41,094	51,472	10,378	25.3
Research and development expenses (1)	7,731	6,578	(1,153)	(14.9)
General and administrative expenses (1)	23,932	23,554	(378)	(1.6)
Operating loss	(36,799)	(15,610)	21,189	57.6
Interest expense, net	3,368	3,120	(248)	(7.4)
Other expense (income), net	53	(4)	(57)	(107.5)
Loss before income taxes	(40,220)	(18,726)	21,494	53.4
Provision for income taxes	23	46	23	100.0
Net loss	$(40,243)	$(18,772)	$21,471	53.4%

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2019	2020
	(in thousands)
Sales and distribution expenses	$5,218	$1,761
Research and development expenses	3,952	3,231
General and administrative expenses	15,577	12,480
Total stock-based compensation expense	$24,747	$17,472

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,
	2019	2020
Net revenue	100.0%	100.0%
Cost of goods sold	59.5%	54.2%
Gross margin	40.5%	45.8%
Sales and distribution expenses	46.3%	35.7%
Research and development expenses	8.7%	4.6%
General and administrative expenses	26.9%	16.3%
Operating loss	(41.4)%	(10.8)%
Interest expense, net	3.8%	2.2%
Other expense, net	0.1%	0.0%
Loss before income taxes	(45.3)%	(13.0)%
Provision for income taxes	0.0%	0.0%
Net loss	(45.3)%	(13.0)%

Net Revenue

Revenue by Product Categories: The following table sets forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Direct	$86,398	$127,358	$40,960	47.4%
Wholesale	1,171	15,808	14,637	1250.0%
Managed SaaS	1,248	1,046	(202)	(16.2)%
Net revenue	$88,817	$144,212	$55,395	62.4%

The increase in net revenue was primarily attributable to an increase in direct sales volume of $41.0 million, or 47.4% from increased pricing, growth in our existing sustain product portfolio, including the impact of products released in the second half of 2019, and our current year launches.. We also saw an increase in wholesale revenue of $14.6 million versus the prior year primarily from the sale of PPE during the current period. Finally, we saw a decrease in our managed SaaS revenue of $0.2 million in the nine months ended September 30, 2020 as we completed certain contracts in 2019.

	Nine Months Ended September 30,
	2019	2020
	(in thousands)
Environmental appliances (i.e., dehumidifiers and air conditioners)	$52,757	$83,103
Small home appliances	17,426	20,584
Personal protective equipment	—	14,557
Cosmetics, skincare, and heath supplements	8,346	8,989
Cookware, kitchen tools and gadgets	5,279	4,491
Hair appliances and accessories	2,590	3,636
All others	1,171	7,806
Total net product revenue	87,569	143,166
Managed SaaS	1,248	1,046
Total net revenue	$88,817	$144,212

Environmental appliances (i.e., dehumidifiers and air conditioners) accounted for approximately $52.8 million in net revenue for the nine months ended September 30, 2019 and grew to $83.1 million for the nine months ended September 30, 2020. This increase is principally due to the launch of new products over the last year which were not sold during the prior year comparable quarter. We continued to expand our small home appliances products, which increased $3.2 million in net revenue to $20.6 million for the nine months ended September 30, 2020 as compared to the prior year comparable quarter. Cosmetics, skincare and heath supplements generated $9.0 million in net revenue for the nine months ended September 30, 2020 as compared to $8.3 million for the nine months ended September 30, 2019. Net revenue from cookware, kitchen tools and gadgets was down approximately $0.8 million during the nine months ended September 30, 2020 from the prior year comparable period as we focused on certain product categories, reducing the SKUs managed and sold in this category. We recorded higher sales of hair appliances and accessories and all other categories from $3.8 million in the nine months ended September 30, 2019 to $11.4 million in the nine months ended September 30, 2020 from product launches in various other categories.

Cost of Goods Sold and Gross Margin

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Cost of goods sold	$52,859	$78,218	$25,359	48.0%
Gross profit	$35,958	$65,994	$30,036	83.5%

The increase in cost of goods sold was primarily attributable to increased sales volume from growth in our existing product portfolio and the impact of products released in the second half of 2019.

Gross margin improved to 45.7% for the nine months ended September 30, 2020 compared to 40.5% for the nine months ended September 30, 2019. The improvement in gross margin was due to a decrease in overall cost of product per unit as a result of increased sale prices and improved pricing from our manufacturers including favorable volume discounts.

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Sales and distribution expenses	$41,094	$51,472	$10,378	25.3%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e. variable sales and distribution expense), increased from $41.1 million for the nine months ended September 30, 2020 to $51.5 million for the nine months ended September 30, 2020. This increase is attributable primarily to the increase in the volume of products sold in the nine months ended September 30, 2020. Our sales and distribution fixed costs (i.e., salary and office expenses) increased slightly to $4.2 million during the nine months ended September 30, 2020 from $4.1 million for the nine months ended September 30, 2019,  as we expanded our fulfillment network support costs. Sales and distribution expenses also included a decrease in stock-based compensation expense of $3.4 million to $1.8 million in the nine months ended September 30, 2020 as compared to the prior year period due to expense reversals from the termination of certain employees whose stock grants did not vest and the completion of vesting of certain stock grants during the period which are no longer expensed.

As a percentage of net revenue, sales and distribution expenses decreased to 35.7% for the nine months ended September 30, 2020  from 46.3% for the nine months ended September 30, 2019 as we continue to realize the economies of our platform as our net revenue volumes grow. E-commerce platform commissions, online advertising and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 31.5% for the nine months ended September 30, 2020 as compared to 35.8% for the nine months ended September 30, 2019. This decreased due to our warehouse expansion, which has led to reduced last mile shipping costs due to shorter distances and improved pricing with our delivery partners, which took effect in April 2020. We believe that e-commerce customers prefer to have delivery of their purchases as soon as possible (i.e., in one day). In an effort to deliver products as soon as possible, while managing our logistics spend, late in the second quarter of 2018, we began to fulfill product sales ourselves by leveraging our direct fulfillment platform (i.e., FBM) through third-party warehouses, instead of fulfilling through e-commerce platform service providers (i.e., FBA), which allowed us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. During the nine months ended September 30, 2020, we added five third-party FBM warehouses to our direct fulfillment platform, enabling One Day Prime delivery for approximately 80% of the United States, based on our sales history.  Expanding our third-party warehouse locations to have greater geographic reach, reduces the average last mile shipping zones to the end customer and as such our speed of deliver improves while our shipping costs to customers decreases, prior to the impacts in shipping providers rates.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Research and development expenses	$7,731	$6,578	$(1,153)	-14.9%

The decrease in research and development expenses was attributable to a decrease of stock-based compensation expense of $0.7 million due to the expensing of certain new equity awards granted after June 2019 which vested during the period, compounded by a decrease in fixed costs of $0.4 million as we continue to centralize our research and development into fewer locations, primarily in Poland.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
General and administrative expenses	$23,932	$23,554	$(378)	-1.6%

The decrease in general and administrative expenses was primarily attributable to stock-based compensation expense of $3.1 million due to the completion of vesting of certain stock grants during the period which are no longer expensed.  This decrease has been offset by an increase in insurance costs, primarily directors’ and officers’ liability insurance and other public company costs of $2.7 million.

Interest expense, net

	Nine Months Ended September 30,		Change
	2019	2020	Amount	%
	(in thousands)
Interest expense, net	$3,368	$3,120	$(248)	(7.4)%

The decrease in interest expense, net, was primarily related to decreased interest expense under the Credit Facility as the average borrowings were lower period over period, a decrease in interest rates and a slight increase in interest income.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2019 and 2020

The following table provides information regarding our cash flows for the nine months ended September 30, 2019 and 2020, respectively:

	Nine Months Ended September 30,
	2019	2020
	(in thousands)
Cash (used in) provided by operating activities	$(13,146)	$7,600
Cash used in investing activities	(1,147)	(14,065)
Cash provided by financing activities	29,706	13,499
Effect of exchange rate on cash	1	3
Net change in cash and restricted cash for period	$15,414	$7,037

Net Cash (Used in) Provided By Operating Activities

Net cash used in operating activities was $13.1 million for the nine months ended September 30, 2019 and was driven primarily by our net cash losses from operations of $14.1 million offset by cash from working capital of $1.0 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable. Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2020, resulting from our net cash losses from operations of $0.1 million offset by cash from working capital of 7.7 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2019 was primarily from the acquisition of the assets of Aussie Health for $1.1 million. Net cash used in investing activities for the nine months ended September 30, 2020 was primarily from the acquisition of the assets of Truweo (the “Truweo Assets”) for $14.0 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $29.7 million for the nine months ended September 30, 2019 and was driven primarily by our initial public offering (the “IPO”), increased borrowings under the Credit Facility and insurance financing proceeds, net. Net cash provided by financing activities of $13.5 million for the nine months ended September 30, 2020 was primarily from $23.4 million of net proceeds received from our underwritten public offering that was completed in August 2020 and was offset by repayments on the Credit Facility of $8.7 million and repayments of the five-year $15.0 million term loan with Horizon Term (the “Term Loan”) of $1.0 million.

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

As a result of our historical investments, we have incurred operating losses since our inception, which includes operating losses of $54.3 million and $15.6 million for the year ended December 31, 2019 and the nine months ended September 30, 2020, respectively, had an accumulated deficit of $129.8 million and $148.6 million at December 31, 2019 and September 30, 2020, respectively, cash on hand of $30.4 million and $37.4 million at December 31, 2019 and September 30, 2020, respectively, total outstanding borrowings from lenders of $35.1 million and $28.7 million at December 31, 2019 and September 30, 2020, respectively, and no available capacity on borrowings at December 31, 2019 and $0.4 million at September 30, 2020. Since our inception, we have raised $125.4 million in equity financing to fund our operations, including the net proceeds from our IPO, and our recent underwritten public offering completed on August 26, 2020.

During our review of the September 30, 2020 condensed consolidated financial statements, our financial forecast for the next 12 months included revenue growth, margin expansion, a reduction of certain fixed costs, an improvement in inventory management and a reduction in operating cash deficit. In addition, we anticipated that we would not breach our financial covenants associated with our existing credit facility or term loan for the next twelve months.  Currently, we have met or exceeded our forecasts over the past three quarters and have recently raised $23.4 million in equity financing earmarked to acquire, invest in or license complementary products, technologies or businesses. On August 26, 2020, we completed the acquisition of the Truweo Assets for $16.4 million, of which $2.4 million was in an unsecured promissory note (See Note 10 Acquisition, of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q).  However, due to our short operating history, our short history of meeting and exceeding our forecasts and our strategy of investing in growth, there are no assurances that we will continue to meet or exceed our forecasts or that we will be able to maintain sufficient liquidity to fund operations and/or compliance with our covenants without future equity investments or issuance of debt from outside sources. In the event of a breach of our financial covenants under the Credit Facility and/or our Term Loan, outstanding borrowings would become due on demand absent a waiver from the lenders.

In addition, while we anticipate we will remain in compliance with the covenants prescribed by our existing financing arrangements (See Note 6 – Credit Facility and Term Loans, of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q), there can be no assurance that our operating forecast and cash flows for the twelve months following the issuance of the accompanying condensed consolidated financial statements will be attained such that we will be able to maintain compliance with these covenants or generate sufficient liquidity to fund ongoing operations.  Our short operating history of meeting and exceeding our forecasts, the COVID-19 pandemic (see below), our current strategy of investing in growth and these negative financial conditions raise substantial doubt about our ability to continue as a going concern as of September 30, 2020.

These condensed consolidated financial statements have been prepared on the basis that we will continue to operate as a going concern and, as such, include no adjustments that might be necessary in the event that we are unable to operate on this basis.

We plan to continue to closely monitor our operating forecast and cash flows and may pursue additional sources of financing and/or capital to fund our operations, if necessary.  If we are unable to improve operating results, increase operating cash inflows, and/or obtain additional sources of financing and capital on acceptable terms (if at all), we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of software, reduce our sale and distribution infrastructure, or otherwise significantly reduce the scope of our business.   The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

While we have been preserving our liquidity and capital resources through various actions, which have included delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on our business, including our relationships with these vendors. Our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and accordingly we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans. In light of the uncertainty as to the severity and duration of the COVID-19 pandemic, we may be unable to remain in compliance with the terms of our existing loan agreements and may be unable to secure a waiver, which could have an adverse impact on our business, prospects and financial condition and we may seek additional financing options. We expect that any financing, if successful, will be expensive and/or dilutive.

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

To date we have had few overall negative impacts to our business and operations from the COVID-19 pandemic. As reported, we have seen over 44% growth in our net revenues for the three months ended September 30, 2020 versus the same quarter in the prior year. The shift of consumer spending from traditional retail to online spending has increased dramatically due to the COVID-19 pandemic. This has benefited us as historically over 90% of our revenues come from the sale of products online in the U.S. and we believe this shift to increased online consumer spending will continue even after the COVID-19 pandemic ends. Our investments in our infrastructure and software and our expansion of our third party warehousing network have also allowed us to continue to deliver our products, even when Amazon itself limited its delivery services. We have had no material impacts to our vendor or other business relationships to date as we in certain circumstances have negotiated improved credit and other terms. Further, to date, none of our key operations vendors has had any negative impacts related to COVID-19 or changes which have negatively affected our business, our borrowing capabilities or financial covenants. Though the COVID-19 pandemic is fluid, we believe at this time that our business may continue to minimize the impact, if any, from this current pandemic given our ability to work remotely, continued consumer demand for products on e-commerce channels and the business continuity plans of our key manufacturing partners and other vendors. We believe this combination of factors may help to mitigate risk from the COVID-19 pandemic.

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

In addition, we have outstanding debt under the Amended and Restated Credit Agreement, dated as of November 23, 2018, with MidCap as Agent and the lenders party thereto, as amended (the “MidCap Credit Agreement”) that bears interest. As of September 30, 2020, our outstanding indebtedness under the Credit Facility was $14.2 million, which bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75%. We also have outstanding debt under the Term Loan. As of September 30, 2020, our outstanding indebtedness under the Term Loan was $14.0 million, which bears interest at 9.90% plus the amount by which one-month LIBOR (or, if LIBOR is no longer widely used or available, a successor benchmark rate, which successor rate shall be applied in a manner consistent with market practice, or if there is no consistent market practice, such successor rate shall be applied in a manner reasonably determined by Horizon) exceeds 2.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility or the Term Loan, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than less than 1% of our net revenue for each of the three months ended September 30, 2019 and 2020. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for each of the three months ended September 30, 2019 and 2020.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of material weaknesses in our internal control over financial reporting as previously disclosed in our Annual Report on Form 10-K for December 31, 2019, our disclosure controls and procedures were not effective as of September 30, 2020.

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

Changes in Internal Control over Financial Reporting

As noted above, to remediate the previously disclosed material weaknesses in our internal control over financial reporting, we formalized and added closing checklists, formalized and documented accounting positions, improved our systems and added formal controls around journal entries and month-end closing reconciliations.  Further, we hired a third-party firm in the second quarter of 2020 to assist us in risk and gap analysis, improved documentation and testing of our internal controls. There were no other changes in our internal control over financial reporting during the three months ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

*Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.

We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. For example, our current shipping carrier unilaterally increased certain of our rates beginning in November of 2020. If we are unable to reduce these increased costs or if we are unable to successfully pass these costs on to consumers, certain of our products, including our over-sized products, may experience reduced sales and/or profitability. We are also subject to volatility in ocean freight rates that are driven, in part, by seasonality, capacity availability and other factors, including fuel-related regulations affecting the shipping industry. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, pandemics and similar factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our clients could become dissatisfied and cease using our products or services, which would adversely affect our business and operating results.  Further, we rely on the business continuity plans of these third parties to operate during pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.

*Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, the U.S. Postal Service and other third-party delivery agents as well as online retailers such as Amazon and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. We may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities, as we and other consumer product companies experienced during the fourth quarter of 2019 when Amazon placed limitations on the ability to use certain Fed Ex services.  In addition, because we rely on national, regional and local transportation companies for the delivery of some of our other products, we are also subject to risks of breakage or other damage during delivery by any of these third parties. If these third parties do not meet our or our customers’ expectations, our brands may suffer irreparable damage.  Further, we rely on the business continuity plans of these third parties to operate during pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.

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

On September 10, 2019, we completed the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”), and on August 26, 2020, we completed the acquisition of assets of a consumer product business (the “Truweo Assets”). We may in the future seek to acquire or invest in other businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and would require additional financing, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, existing contracts and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the Aussie Health Assets, the Truweo Assets or any other acquired business due to a number of factors, including:

•	manage our inventory effectively;
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

With respect to any acquisitions of businesses that primarily sell their products on Amazon or other marketplaces, we may determine to make changes to the target’s business practices to ensure regulatory and marketplace compliance. Such changes could have an adverse impact on the target’s future financial performance. In addition, the marketplaces on which a target has historically operated may suspend one or more product listings temporarily or permanently due to compliance issues that occurred prior to our acquisition of the target and such actions could have a material adverse impact on the acquired business’s financial performance.

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

We believe that during 2019 investors placed significant focus on the ability of certain private and newly public companies to demonstrate sustained profitability instead of continuing higher levels of revenue growth at the expense of profitability. We may decide to delay certain investments in order to more quickly achieve profitability, and while such decisions may accelerate profitability on a sustained basis, we can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

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

We base our current and future expense levels primarily on our operating forecasts and estimates of sales. Sales and operating results are difficult to forecast because they generally depend on a number of factors including our ability to launch new products on a timely basis and to accurately predict the success of those launches, which are uncertain. Additionally, our business is affected by general economic, business and other conditions around the world, in particular in the U.S. and China. We may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in sales and operating results. If actual results differ from our estimates, our operating results and financial condition could be adversely impacted.

In addition, during the second quarter of 2020, we began selling personal protective equipment (“PPE”) to state and local governments in the U.S. The market for PPE is volatile and unpredictable, and we have limited experience sourcing and selling PPE. While we expect to continue to sell PPE, we can provide no assurances that we will be successful in selling products to such state and local governments or to private businesses, that the products we deliver will be of sufficient quality or that we will receive timely payment. In addition, any failure in successfully delivering PPE to state and local governments may harm our business relationships with these state and local governments, our PPE manufacturers and ultimately our reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

Since June 30, 2020, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”):

(1) On August 10, 2020, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services, we agreed to issue the advisory firm 90,000 unregistered shares of restricted common stock, which shares were issued on August 10, 2020. The issuance of the foregoing securities was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Appropriate legends were affixed to the securities issued in the transaction. The advisory firm had adequate access, through employment, business or other relationships, to information about the Company.

In connection with the foregoing issuance, the advisory firm represented to us that it was an accredited investor and was acquiring the shares for investment purposes only and not with a view to, or for sale in connection with, any distribution thereof and that it could bear the risks of the investments and could hold the securities for an indefinite period of time. The advisory firm also received written disclosures that the securities had not been registered under the Securities Act and that any resale must be made pursuant to a registration statement or an available exemption from the registration requirements of the Securities Act.

The securities are deemed restricted securities for purposes of the Securities Act. There were no underwriters employed in connection with the above transaction.

(2) On August 18, 2020, we entered into a letter agreement with an advisory firm (the “Advisory Agreement”), pursuant to which the advisory firm agreed to provide us with certain consulting services. As partial consideration for the services, we agreed to issue the advisory firm a warrant to purchase 25,000 shares of common stock, with an exercise price equal to $9.09 per share. The exercisability of the warrant shall vest in three equal monthly installments, whereby one-third of the shares subject to the warrant shall vest on September 18, 2020, one-third of the shares subject to the warrant shall vest on October 18, 2020 and one-third of the shares subject to the warrant shall vest on November 18, 2020, in each case subject to the advisory firm’s continued service pursuant to the Advisory Agreement through and including each such vesting date.

The issuance of the warrant in the above transaction was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act as the transaction did not involve a public offering.

(b) Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Amended and Restated Bylaws of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.7*	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.

10.1*+

Omnibus Limited Consent, Joinder and Amendment No. 8 to Amended and Restated Credit and Security Agreement and Amendment No. 4 to Pledge Agreement, dated as of August 26, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Truweo, LLC, MidCap Funding IV Trust, as agent, and the Lenders party thereto.

10.2*+

Omnibus Limited Consent, Joinder and Amendment No. 2 to Venture Loan and Security Agreement, dated as of August 26, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Truweo, LLC, Horizon Technology Finance Corporation, as collateral agent, Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation, and Horizon Funding Trust 2019-1.

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

MOHAWK GROUP HOLDINGS, INC.

Date: November 9, 2020	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Fabrice Hamaide
Fabrice Hamaide
Chief Financial Officer and Director (Principal Accounting and Financial Officer)