Form 10-K
period 2020-12-31
Mohawk Group Holdings, Inc.
filed 2021-03-16
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2020 (the last trading day of the registrant’s second fiscal quarter of 2020), was approximately $86.9 million.

The number of shares of Registrant’s Common Stock outstanding as of March 9, 2021 was 29,487,726.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. Such definitive proxy statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year-ended December 31, 2020.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	the potential impact of the COVID-19 global pandemic on our business, revenue and financial condition, including our supply chain and our operations;
•	our expectation that consumer spending will continue to shift online, and that such shift will continue even after the COVID-19 global pandemic ends;
•	our ability to successfully execute and grow net revenue and profitability from sales of personal protective equipment (“PPE”);
•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve, sustain and grow profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies, including potential acquisitions;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Mohawk e-Commerce Engine) software platform;
•	our ability to successfully launch new products, including our ability to successfully manage supply chain risks;
•	our ability to identify, complete and integrate merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our estimated total addressable market, including for potential acquisitions;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with modified or new laws and regulations applying to our business;
•	our ability to attract and retain key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Annual Report on Form 10-K entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a highly competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected, or that the plans, intentions or expectations disclosed, in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those expressed or implied by the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K, new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

PART I

Item 1. Business.

Overview

Mohawk Group Holdings, Inc. and its subsidiaries (“Mohawk”, the “Company”, “we”, “us”, and “our”), is a rapidly growing technology-enabled consumer products platform (“CPG”) that uses machine learning, natural language processing, and data analytics to design, develop, market and sell products.  Mohawk was founded on the premise that if a company selling consumer packaged goods was founded today, it would apply artificial intelligence (“AI”) and machine learning, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics. Today, we predominantly operate through online retail channels such as Amazon and Walmart.

We have launched and sold hundreds of SKUs on e-commerce platforms. Through the success of a number of those products we have incubated our own brands. We also have recently started to acquire brands and products in product categories when we believe it is more advantageous than developing our own brands and products. Today, we own and operate eleven brands that sell products in multiple categories, including home and kitchen appliances, heating, cooling and air quality, health and beauty, cookware, kitchen tools and gadgets and personal protective equipment.

Our eleven brands include, hOmeLabs; Vremi, Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; and Spiralizer. On February 2, 2021, we acquired the assets of Healing Solutions, LLC, an online seller of essential oils.

hOmeLabs Dehumidifier	Vremi Kitchen Set	Xtava Infrared Hair Straightener	Mueller Blender

Holonix Hand Sanitizer	Truweo Posture Corrector	Spiralizer Vegetable Slicer	RIF6 Desk

We believe we are reinventing how to rapidly and successfully identify new product and market opportunities, and to launch, autonomously market and sell products in the rapidly growing global e-commerce market by leveraging our proprietary software technology platform, known as AIMEE. AIMEE combines large quantities of data, AI, machine learning and other automation algorithms, at scale, to allow rapid opportunity identification and automated online sales and marketing of consumer products.

AIMEE sources data from various e-commerce platforms, the internet and publicly available data, allowing us to estimate and determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. AIMEE is also connected, through application program interfaces (“APIs”), to multiple e-commerce platforms. This allows us to automate the purchase of marketing, automate various parts of our fulfillment and logistics operations and to automate pricing changes on product listings. We generate revenue primarily through the online sales of our various digital native consumer products and substantially all of our sales are made through the Amazon U.S. marketplace.

See the sections contained within this Annual Report on Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” for further information.

Our History and Corporate Information

We were incorporated in Delaware under the name Mohawk Group Holdings, Inc. in March 2018. We have a single direct operating subsidiary, Mohawk Group, Inc., a Delaware corporation, which was incorporated in Delaware in April 2014. As of December 31, 2020, we have multiple operating subsidiaries located in the United States, Canada, Ireland and China and conduct various aspects of our business in a number of other geographic locations including Philippines, Israel, Poland, France and Ukraine.

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

Using data and analysis provided by AIMEE, we determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. We contract manufacturers, through purchase orders, predominately in China, to manufacture our consumer products. We have employees in China that perform sourcing, product testing, manufacturer qualification, quality assurance and control and purchasing, among other things. We take ownership and import these goods from China through various transportation methods via third-party transporters. We use a combination of Amazon warehouses, other third-party warehouses and logistics partners to fulfill direct-to-consumer orders through agreements or terms of services. Our scalable fulfillment services are integrated with AIMEE and are Amazon Prime Certified. We believe we can deliver products within two days of order through ground shipment across 99% of the U.S. market. Further, we have expanded our third-party warehouse network to add fulfillment by merchant (“FBM”) One Day Prime delivery for sales through Amazon, for approximately 76% of the U.S., based on our sales history. We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers, as the average last mile shipping zones will decrease due to our increased reach. Our sales, marketing and fulfillment are substantially integrated into AIMEE, which allows us to automate price, media buying, search engine optimization and shipping.

AIMEE is being developed to be product agnostic and we believe it can help us identify opportunities in most product categories and its other lifecycle capabilities can be applied to most consumer products. To date, we have primarily focused more on products that require limited research and development, where small but meaningful data-driven adjustments to the product can be leveraged to address customer needs. We make initial marketing investments in our products at launch to capture highly visible virtual shelf space. We believe that our marketing strategies, when combined with social proof for our products, can create longer term revenue streams for our business that will require limited human touch as AIMEE’s functionality continues to be developed to autonomously optimize certain proprietary online marketing strategies for the product. Our large and growing data set provides the foundation for proprietary algorithms that AIMEE is being developed to execute throughout our business, including algorithms that predict purchase behavior, forecast demand and optimize inventory. We believe that in the long term, technology will play a key factor in creating and sustaining our advantage in the mass market CPG industry. With the commoditization of product manufacturing and brand advertising, efficiency of supply chain through technology will be a significant differentiator. CPG companies that can harness large amounts of data and apply analytics, automation and machine learning to better understand consumer needs, automate marketing processes and reduce fixed costs will prevail.

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

Automated Marketing Strategy Execution. AIMEE’s algorithms select and execute online marketplace trading strategies to optimize product sales and contribution margin. These algorithms run at intervals of approximately twenty minutes to two hours to assist in evalutating price, media buying, product listing health, SEO and inventory levels. AIMEE’s architecture continues to be developed to learn new skills and to execute complex tactics and strategies.

We continue to develop AIMEE’s capabilities, including with respect to forecasting, inventory management, online marketing and other aspects, which today involve human judgment and oversight. We believe that AIMEE can be applied to other non-competing products and have launched pilot programs for our PaaS (“Platform as a Service”) business with third-party brands.

Our Business Model

We believe the digital disruption of retail, namely the consumer shift to e-commerce, will continue for decades to come. As this digital disruption continues, we believe the products consumers purchase, and the places they purchase them, will index more towards function, value, and ease / speed of delivery and less towards the historical dominance of brand recognition.  The ubiquity of data on the internet has empowered consumers to make data driven choices when it comes to nearly every consumer choice.  In this data rich world, we believe that digital marketplaces offer both brands and consumers the best value when it comes to buying and selling consumer products.

For the consumer, digital marketplaces offer nearly endless product choice, competitive pricing and easy delivery options.  For brands and manufacturers, digital marketplaces not only offer the ability to instantly connect with millions of customers across the world, but also provide a real-time data stream of purchase behavior to decide against.  The data that digital marketplaces provide, in addition to consumer trends data that exists outside of these marketplaces, creates an opportunity for software to change the way products are ideated, merchandised, marketed, analyzed and fulfilled.

AIMEE, our software platform, infuses technology throughout the entire consumer product value chain, allowing us to create and sell products and brands with superior value propositions versus the legacy incumbents products.

We believe our platform makes it possible for us to launch and automates the sales of evergreen products with features that customers have indicated are the most important to them and with profitable unit economics. With scale, we gain purchasing power both at the product level and at the overall fulfillment level, which improves our operating results. We also believe that our platform provides us with substantial leverage such that we can acquire already existing products and utilize AIMEE to optimize “make” versus “buy” decisions.

Core to our identity is the continuous automation and optimization of every aspect of our business through technology so that our overhead remains modest in relation to the number of products on our platform.  In short, we desire to become the most efficient and scalable consumer product company in the world. Our AIMEE platform gives us the ability to track unit economics on an individual SKU basis, which we believe, combined with the automation of our fixed costs, will allow us to disrupt and scale the business model of CPG.

Our product lifecycle can be summarized as follows:

1.

We use AIMEE to analyze shopping-related data points, assist in performing product cash flow projections at the product level and to detect product opportunities in e-commerce markets on which we sell, primarily the US Amazon marketplace.

2.

We contract manufacture products under our owned and operated brands based on the data analyzed by AIMEE and aim to commercially launch such products roughly within six to eight months after an idea has been identified.

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

ii.

Sustain phase: Our goal is for every product we launch is to enter the sustain phase and become profitable, with a target average of positive 15% net margin and within three months of launch on average. Net margin reflects a combination of manual and automated adjustments in price and marketing spend. Over time, our products benefit from economies of scale stemming from purchasing power both with manufacturers and with fulfillment providers.

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

Time to Market Advantage vs Incumbents

Market Opportunity & Industry

The e-Commerce Industry is Experiencing Massive Growth and Technology is Driving Transformation Across Consumer Product Industries and Marketplaces

According to eMarketer’s December 2020 publication the global e-commerce market is forecasted to grow to approximately $6.4 trillion by the year 2024, up from $3.4 trillion in 2019, and increase as a percentage of overall retail sales from 13.6% to 21.8% during the same time period.  Digital marketplaces specifically have been, and we believe will continue to be, integral in fueling this shift to e-commerce, with nearly one-third of all e-commerce purchases coming from Amazon alone according to a recent DigitalCommerce360 report.

This shift in consumer behavior has enabled technological innovation that has profoundly impacted how consumers discover and purchase products. Consumer product companies must in turn adapt their businesses in order to engage effectively with this new crop of digital-first customers. We believe that a brand’s ability to drive margin accretion in this digital / data-first world will be a function of a brand’s ability to use machine learning and automation to optimize a product’s cost of sales.  Paramount will be a brand’s ability to quickly synthesize massive quantities of data that can be considered to inform everything from a product’s aesthetic and functionality to its marketing strategy and inventory planning.

We believe that new, highly powered data driven business models that embrace these changes and deeply focus on the consumer will be the winners in this rapidly changing environment. We also believe that human beings cannot accurately and efficiently process the massive quantities of various data points required to address real-time dynamic marketplace changes. We believe that AIMEE’s ability to ingest, synthesize, and make decisions against the massive amount of data the internet and digital marketplaces in particular offer, positions us for success to address these structural shifts as consumers move to digital marketplaces to satisfy their needs.

Many CPG Companies Have Failed to Adapt to Changing Consumer Behavior in the e-Commerce Market

The development of selling tools and software like Shopify and Amazon’s Seller Central have materially reduced the barrier to entry for new brands to launch and quickly connect with millions of customers across the globe.  This democratization of the consumer product space has produced headwinds for legacy CPG companies that have historically relied upon consumer brand recognition and predictable physical retail shelf space to maintain category dominance. We believe the traditional brick-and-mortar CPG industry lacks the dynamism and technological innovation needed to succeed in this new paradigm offering consumers nearly infinite choice. We believe digitally native brands will continue to take market share from these legacy incumbents by offering more competitive pricing and product features, and will supplant traditional brand awareness by instead focusing on creating direct relationships with consumers that ultimately manifest in durable social-proof moats across the largest e-commerce channels. We believe newer, more agile, data driven CPG companies, like Mohawk, have the ability to better understand what consumers are looking for in real time and to make our products visible to consumers on the right virtual shelves and at efficient costs.

The Consumer Journey is Data-Driven and No Longer Relies Primarily on Brand Value to Drive Buying Decisions

We believe the increase in consumer choice as it relates to brands, products and channels has lessened the importance of brand recognition and perception in dictating consumer product preferences.  Indeed, Amazon search data reflects this shift, with only 22% of Amazon product searches including a brand name, according to a 2019 Marketplace Pulse report.

We believe our platform addresses these changes in shopping behavior in a precise and scalable way. AIMEE has the ability to synthesize large quantities of data relating to relevant features and trends in consumer preferences, which allows us to quickly develop products that delight consumers. AIMEE also allows us to manage the other component parts of successfully scaling a consumer product on marketplaces, including merchandising, marketing, sales forecasting, and fulfillment.

Consumer Products - Make versus Buy

We have used AIMEE to make (internally develop) our products portfolio of five owned and operated consumer product brands and have hundreds of SKUs available for sale. AIMEE’s idea generator has been developed to be product agnostic and we believe can generate product opportunities in most product categories. We have also leveraged AIMEE to buy (acquire through acquisition) consumer product brands and related products. During 2020, we acquired the brands Truweo, Mueller, Pursteam, Pohl and Schmitt, and Spriralizer and their related products and during 2019, we acquired the brand Aussie Health.

Mohawk
home
Brings quality home appliances from Window ACs to Ice Makers, delivering the features consumers want vremi
Provides affordable, user friendly home appliances and kitchenware
RIF6
Offers electronic and office products for the everyday
xtava
Offers quality hair products and tools at a cost effective price holonix
Offers protective equipment and wellness products
Hand Sanitizer
RIF6

Acquisitions

While we intend to pursue growth from our existing product portfolio and from new product launches, we also intend to pursue growth through strategic acquisitions of digital native brands that have the potential to be quickly on-boarded onto our AIMEE platform. When looking at new potential product categories and potential acquisition targets, we typically apply a make-or-buy analysis based on the data provided from our AIMEE technology platform combined with our assessment of the risks and costs of successfully launching products in the new product category. We intend to pursue acquisitions when the target meets our financial and other criteria, including potential cost saving synergies, revenue sustainability and risk mitigation. Cost saving synergies are derived primarily from reduced labor costs because we expect that we will not hire many of the target company’s employees, if any. We expect that these consumer product businesses will typically have built a significant presence on at least one e-commerce marketplace around one or more product categories. We expect that the products of these businesses will have strong unit economics, high product quality and stable supply chains, have developed significant social proof in the form of customer reviews and high search ranking for relevant keywords and are in product categories where frequent product improvement is not required. They also tend to have significant concentration risk due to limited product categories, have limited ability to scale as they do not have a technology platform enabling automation and have limited working capital to further enable growth.

Our ability to complete any acquisition typically depends on a number of factors including the successful completion of confirmatory due diligence, negotiation of definitive agreements, the seller providing seller financing, our ability to use debt and equity financing, and permission from our existing lenders.

Platform as a Service (PaaS)

We believe that many brands have under-invested in their marketplace strategy due to the inherent complexities of managing businesses on Amazon and a fundamental misunderstanding of the accretive relationship between Amazon and other sales channels.  Moreover, we believe a number of macro-environmental factors, including the rising costs of customer acquisition on traditional digital channels, the growth of the Amazon Prime program, and the continued proliferation of third-party sellers across the largest e-commerce channels, will push many brands to more fully embrace the Amazon marketplace as a critical component of an omni-channel distribution strategy.  We believe AIMEE is uniquely equipped to add value to brands and manufacturers in this emerging paradigm, leveraging real-time analytics and sales automation to help brands more effectively manage their marketplace strategy.

We believe that our PaaS solution, which includes combined access to our team’s expertise and the AIMEE platform, could provide a significant advantage over other competitors in this industry. We believe this is because many incumbent CPG companies have historically operated as business-to-businesses and have not invested sufficiently to succeed on online marketplaces. With a PaaS solution, we believe we can bridge this operational gap by offering our technology combined with our substantial know-how in managing business-to-consumer supply chains, marketing, and customer service, among other things.

We continue to offer our Platform as a Service solution through pilot programs to brands and manufacturers.  Our offering provides substantially the same capabilities utilized for our owned and operated portfolio of products. We currently structure our offering as a standalone PaaS service or, in cases where the client’s third-party’s logistics do not allow for fulfillment direct-to-consumer, as a PaaS service suite which includes a standard reseller agreement that leverages our integrated direct-to-consumer fulfillment program.

Follow-on Equity Offering

On August 26, 2020, we completed an underwritten public offering (the “Follow-On Offering”) of 3,860,710 shares of common stock, which included the exercise by the underwriters of their option to purchase additional shares of common stock solely to cover over-allotments, at a public offering price of $7.00 per share, less underwriting discounts and commissions. We received net proceeds of approximately $23.4 million after deducting underwriting discounts and commissions of approximately $2.2 million and other offering expenses payable by us of approximately $1.4 million.

Debt Refinancing

On November 30, 2020, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with High Trail Investments SA LLC (“High Trail”), pursuant to which, among other things, we issued and sold to High Trail in a private placement transaction (the “Private Placement”), in exchange for the payment by High Trail of $38.0 million, (i) a 0% coupon senior secured promissory note in an aggregate principal amount of $43.0 million (the “Note”), and (ii) a warrant to purchase up to an aggregate of 2,864,133 shares of our common stock (the “Warrant”). On December 1, 2020, we closed the transactions contemplated by the Securities Purchase Agreement and used a portion of the proceeds to pay off all obligations under the $15.0 million term loan (the “Horizon Term Loan”) previously provided pursuant to that certain Venture Loan and Security Agreement, dated as of December 31, 2018, by and among us, Mohawk Group, Inc. and our subsidiaries from time to time party thereto and Horizon Technology Finance Corporation (“Horizon”) as a lender and collateral agent, as amended (such Venture Loan and Security Agreement, as amended, the “Horizon Loan Agreement”), for $15.0 million and terminated the Horizon Term Loan.

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

Customers

Our customers are primarily individual online consumers who purchase our products primarily on Amazon US, and to a lesser extent on our owned and operated websites and other marketplaces. In 2019, approximately 95% of our revenue was through or with the Amazon sales platform and in 2020, 88% of our revenue was through or with the Amazon sales platform. Customers in our PaaS business consist of third-party consumer product companies who are primarily engaged in pilot programs.

Seasonality

Our individual product categories are typically affected by seasonal sales trends primarily resulting from the timing of the summer season for certain of our environmental appliance products and the fall and holiday season for our small kitchen appliances and accessories. With our current mix of environmental appliances, the sales of those products tend to be significantly higher in the summer season. Further, our small kitchen appliances and accessories tend to have higher sales during the fourth quarter, which includes Thanksgiving and the December holiday season. As a result, our operational results, cash flows, cash and inventory positions  may fluctuate materially in any quarterly period depending on, among other things, weather conditions, shifts in the timing of certain holidays and changes in our product mix.

Sales and Marketing

Our sales and marketing strategy and approach is substantially integrated into AIMEE and also involves human judgment. AIMEE is being developed to allow us to automate price, media buying, search engine optimization and a/b testing leveraging our proprietary technology software and algorithms we have built into AIMEE. We believe this automation will bring significant competitive advantages for our products and PaaS customers alike. For our SKUs, our advertising investment is focused on online channels and e-commerce platforms. Currently our primary focus on advertising spend is online across Amazon, Google and Facebook. Our spend and approach on advertising is different depending on the life cycle of products on our platform. We view and classify products into categories such as launch, sustain, milk or liquidate.

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

Third-Party Manufacturing & Logistics

As of December 31, 2020, we contract, through purchase orders, with approximately 94 manufacturers, predominately in China, for substantially all of our consumer products. As of December 31, 2020, we have an operations team of approximately 31 people in Shenzhen, China that performs sourcing, product testing, manufacturer qualification, quality assurance and control and purchasing, among other things. In general, we do not use master agreements with vendors and aim to have flexibility in our supply chain to match our forecasting needs.

We use a combination of Amazon warehouses, other third-party warehouse and logistics partners to fulfill direct-to-consumer orders, through agreements or terms of services. In addition to fulfillment by Amazon warehouses, in 2018 we began utilizing three geographically distributed third-party warehouses to allow us to deliver orders within two days through ground shipment to approximately 99% of the U.S. market. Warehouse selection for any particular product depends on the size and other aspects of the products to be warehoused, with a focus on optimizing storage and fulfillment costs. We are focused on driving manufacturing and logistics costs down as we grow, scale and improve our purchasing power. We have expanded our third-party warehouse network to provide FBM One Day Prime delivery. This expansion covered approximately 76% of the U.S. market in 2020, based on our sales history. We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers as the average last mile shipping zones will decrease due to our increased reach.

Competition

The consumer goods and e-commerce markets are highly competitive, including the market for potential M&A opportunities where there are many aggregators with substantial access to capital focused on acquiring Amazon third party sellers. Our competitors include traditional and non-traditional consumer good companies, discount stores, traditional retailers, the online platforms of these traditional retail competitors, independent retail stores and e-commerce companies. The market for PaaS services relating to e-commerce, and the U.S. Amazon marketplace in particular, is also very competitive with a variety of well-funded entrants in the space.  The market landscape is diverse, with competitors selling into brands, agencies, manufacturers and retailers alike. The services offered by these competitors vary, with some offering point solutions for specific aspects related to selling on Amazon, including research and business intelligence, Amazon services and listing management, while others focus on a more holistic approach.  Some of these competitors leverage proprietary software to execute their services, while others offer personnel with relevant expertise. In addition, Amazon also offers its sellers a variety of tools that are generally free.

We believe that our owned and operated products business and our PaaS business give us an advantage as we are able to quickly develop new algorithms and test them on our own products to ensure their efficacy before delivering them to PaaS clients. By having our owned and operated businesses, we are able to better predict and develop features that we believe will deliver results for PaaS clients.

With regard to our CPG business, we believe our competitors are Amazon, Helen of Troy, Newell Brands, Frigidaire, Trademark Global and any CPG company that sells products similar to ours in the e-commerce space. There has also been an increase in the number of sellers who are based in China that sell products similar to ours. For our acquisition growth strategy, we believe our include competitors are Thrasio, HeyDay, SellerX, Perch, Boosted Commerce, and Heroes, among numerous other aggregators in the U.S and in Europe. For our PaaS business, we believe our competitors are Feedvisor, CommerceIQ, Channel Advisor, Teikametrics, Jungle Scout, and Helium10. We believe that we are able to compete effectively because of our expertise, platform, data science, and other automation.

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

Although we have not suffered any material restrictions from doing business in the past due to government regulations, significant impediments may arise in the future as we expand product offerings.

From time to time, we dispose of obsolete inventory, which is disposed of or destroyed in compliance with applicable laws and regulations.

People

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and the Company is committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive shareholder value. We provide competitive compensation, which includes a focus on stock-based compensation, and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. We continue to develop and grow in-house learning and development for its employees which is primarily performed online on a variety of topics, including topics that advance leadership skills.

As of December 31, 2020, we had 121 employees, of which 120 were full-time, and 30 independent contractors. Of our employees and contractors, 39 are engaged in research and development, 93 are engaged in sales, marketing and operations and 19 are in general corporate and administrative positions.

As of December 31, 2020, our employees and contractors are based in five offices, including shared workspaces, in seven countries, including 30 in research and development, sales, marketing, operations, general corporate and administration in New York, four in operations and revenue across remote roles in United States, 31 in China where we perform operations and manufacturers inspections, four in Israel where we perform certain sale operations and research and development functions, 59 in the Philippines where we perform customer service, sales and marketing and other logistics functions and 19 in Poland where we perform research and development. We also contract four consultants predominately for research and development functions in Ukraine and France.

Our employees are not represented by any collective bargaining agreements or labor unions.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in shares of our common stock speculative or risky. These factors, along with other general risk factors, are described in further detail under the heading “Risk Factors” below.

Risks Relating to Our Business

•	We have a short operating history in an evolving industry.
•

We have significant operational exposure relating to the COVID-19 pandemic and the impact from this risk could have a material adverse impact on our business, financial condition, operating results and prospects.

•	We may not be able to sustain our revenue growth rate.
•	We continue to invest in new businesses and develop new products and services that may disrupt our current operations and negatively impact our financial condition and operating results.
•	Our current acquisition strategy may be limited by our ability to raise the funding we need to continue to support our growth strategy.
•	We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.
•

Substantially all of our revenues are from sales of products on Amazon’s U.S. Marketplace and any change, limitation or restriction, even if temporary, on our ability to operate on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

•	We may not be able to manage our growth effectively, and our failure to do so may adversely affect our results of operations and financial condition, business, and culture.
•	Shipping is a critical part of our business and any changes in our shipping arrangements or any interruptions in shipping could adversely affect our operating results.
•

We are dependent on third-party manufacturers, which are located in China, and any inability to obtain products from any such manufacturers, such as changes to trade policies or delayed production schedules, could have a material adverse effect on our business, operating results and financial condition.

•

We rely on AIMEE and other information technologies and systems to operate our business and to maintain our competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm our business.

•

Our business depends on our ability to build and maintain strong product listings on e-commerce platforms. We may not be able to maintain and enhance our product listings if we experience illegal “black hat” tactics from other sellers, receive unfavorable customer complaints, negative publicity or otherwise fail to live up to consumers’ expectations, which could materially adversely affect our business, results of operations and growth prospects.

•	Expansion of our operations internationally requires management attention and resources, involves additional risks and may be unsuccessful.
•	Our operating results are subject to seasonal and quarterly variations in our net revenue and operating income and, as a result, our quarterly results may fluctuate and could be below expectations.
•	The terms of our revolving credit facility and other debt contain restrictive covenants that may limit our operating flexibility.
•

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results. A failure to successfully evaluate acquisition targets and integrate our acquired businesses may adversely affect our business or operations.

•	As we continue to acquire and invest in new businesses, our ability to acquire companies at accretive multiples may not be viable.

Risks Relating to Intellectual Property

•	Our use of open source software may pose particular risks to our proprietary software and systems.
•

Assertions by third parties of infringement or misappropriation by us of their intellectual property rights or confidential know how could result in significant costs and substantially harm our business and results of operations.

•	The laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States.
•	The inability to acquire, use or maintain our marks and domain names for our sites could substantially harm our business and operating results.

Risks Relating to Litigation and Government Regulation

•

We may be subject to general litigation, regulatory disputes and government inquiries which could have a material adverse impact to our business, results of operations, financial condition and prospects.

•

A failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

•	If our products experience any recalls, product liability claims, or government, customer or consumer concerns about product safety, our reputation and operating results could be harmed.
•

Any failure by us or our vendors to comply with product safety, consumer protection or other laws, or our standard vendor terms and conditions, or to provide safe factory conditions for our or their workers may damage our reputation and brand and harm our business.

•	In Europe, the data privacy and information security regime recently continues to evolve and is subject to increasing regulatory scrutiny.
•	We are subject to stringent privacy regulations in China that are broader than those of our other operations.
•

We are subject to customs and international trade laws that could require us to modify our current business practices and incur increased costs or could result in a delay in getting products through customs and port operations, which may limit our growth and cause us to suffer reputational damage.

•

If significant tariffs or other restrictions are placed on imports from China or any retaliatory trade measures are taken by China, our business and results of operations could be materially and adversely affected.

Risks Relating to the Ownership of our Common Stock

•

We are an emerging growth company and a smaller reporting company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies or smaller reporting companies could make our common stock less attractive to investors.

•

The estimates of market opportunity, market size and forecasts of market growth included in our publicly-filed documents may prove to be inaccurate, and even if the market in which we compete achieves the forecasted growth, our business could fail to grow at similar rates, if at all.

•

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

General Risk Factors

•

If securities or industry analysts either do not publish research about us, discontinue research coverage, or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

•	We will incur significantly increased costs and devote substantial management time as a result of operating as a public company.

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

Our future success will depend in large part upon our ability to, among other things:

•	manage our inventory effectively;
•	successfully develop, retain and expand our consumer product offerings and geographic reach;
•	successfully acquire, operate and efficiently integrate third-party Amazon sellers;
•	compete effectively;
•	anticipate and respond to macroeconomic changes;
•	effectively manage our growth;
•	hire, integrate and retain talented people at all levels of our organization;
•	avoid interruptions in our business from information technology downtime, cybersecurity breaches or labor stoppages;
•	maintain the quality of our technology infrastructure and the quality of our consumer products;
•	develop new features to enhance AIMEE’s functionality; and
•	retain our existing manufacturing vendors and attract new manufacturing vendors.

We have launched numerous products over the last several quarters and have experienced a lower than expected success rate of products reaching the sustain phase. In addition, in certain instances, even when a product has reached the sustain phase, our forecasts, at times, have resulted in inventory overages. During 2020, we launched our Holonix Health brand, which was developed to address the personal protective equipment and wellness product category in light of the COVID-19 pandemic. Our marketing strategy relies to a significant extent on our ability to sell such products on the Amazon marketplace and we can provide no assurances that we will be allowed to sell any such products on the Amazon marketplace or that we will be successful in selling our products in other sales channels. In addition, we have recently acquired several Amazon third-party sellers and we may be unable to sustain the level of financial performance relating to these acquisitions due to a variety of factors including changes in the competitive landscape of the product category and adverse actions of competing sellers.

In addition, our Platform as a Service (“PaaS”) business is still nascent and we may be unable to successfully maintain or grow our PaaS business.  We can provide no assurance that we will be successful in growing or retaining this business which would result in the loss of PaaS and associated revenues. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described in the “PaaS” section and elsewhere in this “Risk Factors” section, our business, financial condition and our operating results will be adversely affected.

We have significant operational exposure relating to the COVID-19 pandemic and the impact from this risk could have a material adverse impact on our business, financial condition, operating results and prospects.

Although we have seen an increase in our net revenue since March 2020 and through the date of this Annual Report, the future impact that the COVID-19 pandemic may have on our personnel, business and global operations, and on our suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the COVID-19 pandemic, it is possible that any and every aspect of our value chain could be disrupted, and such impact could have a material adverse impact on our business, financial condition, operating results and prospects. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses or ship or sell products to customers, in each case on a timely basis or at all. During the fourth quarter of 2020 and first quarter of 2021, we have experienced production and shipment delays for certain of our products that could result in stock outs on the Amazon marketplace resulting in a decrease of net revenue. We also may be unable to forecast demand for our products during the pendency of this pandemic and we may experience a substantial decrease in the demand for our products, most of which are considered not essential. In addition, the majority of our personnel are currently working remotely which creates challenges in the way we operate our business, including with respect to the manner in which we ensure the quality of our products and meet our reporting obligations. Our ability to execute our operations could be impacted if any of our key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.

While we have been preserving our liquidity and capital resources through various actions which include delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on our business, including our relationships with these vendors. For example, payment delays to certain of our manufacturing vendors in China during April 2020 had resulted in a temporary loss of availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our manufacturing vendors. As of the date of this Annual Report, Sinosure has reinstated this insurance to levels that we believe are sufficient to fund our operations. In the future, we may not be able to maintain this insurance on a timely basis or at all, which would have a material impact on our working capital and our ability to fund our operations. In addition, our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and, accordingly, we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans. In light of the uncertainty as to the severity and duration of the pandemic, we may be unable to remain in compliance with the terms of our existing loan agreements and may be unable to secure a waiver which could have an adverse impact on our business, prospects and financial condition and we may seek additional financing options. Any financing, if successful may be expensive and/or dilutive.

We may not be able to sustain our revenue growth rate.

Our recent revenue growth should not be considered indicative of our future performance. Specifically, our net revenue increased by 62.3% in 2020 compared to 2019, and 56.2% in 2019 compared to 2018. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include our inability to successfully launch new products that reach our sustain phase and to keep those products in the sustain phase or to grow our PaaS business, as well as the maturation of our business. We can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

We believe that during 2019 investors placed significant focus on the ability of certain private and newly public companies to demonstrate sustained profitability instead of continuing higher levels of revenue growth at the expense of profitability. We may decide to delay certain investments in order to more quickly achieve profitability, and while such decisions may accelerate profitability on a sustained basis, we can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth. In addition, we may reduce the number of new product launches in order to focus on product opportunities that have larger addressable markets but require increased levels of marketing investment and we can provide no assurances that such a shift will be successful.

In addition, in 2020, we experienced an increase in net revenue in part due to the shift by consumers to online shopping as a result of the COVID-19 pandemic. While we expect this shift to continue, we can provide no assurance that this shift will continue in the near or longer term or continue with respect to the products we offer.

We continue to invest in new businesses and develop new products and services that may disrupt our current operations and negatively impact our financial condition and operating results.

We are continuing to rapidly and significantly expand our operations, including increasing our product offerings across categories. Our investments in new businesses and development of new products and services may expose our business operations to inherent risks. The investments reflect our ongoing interest to further diversify our e-commerce portfolio of brands and build a leading e-commerce consumer brands platform. While we continue to invest in new businesses and develop new products, we may face significant competition from experienced and well-funded competitors that may hinder our ability to attain sufficient scale and achieve our business objectives. In order to compete successfully, we must accurately anticipate new technologies and develop useful and innovative products in a timely manner.

Failing to effectively compete may adversely affect our operating results and financial condition. Further, our growth strategy may place significant strain on our management, technical performance, and financial resources. Failure to manage our growth effectively may adversely affect our reputation, limit our growth, and negatively impact our operating results.

Our current acquisition strategy may be limited by our ability to raise the funding we need to continue to support our growth strategy.

We may not be able to continue to acquire the financing needed in order to pursue our current acquisition strategy. The success of our business depends, in part, on our ability to invest significant resources in research, development of our proprietary technology platform, and product development, including through acquisitions. As we continue to make investments to grow our business, we may require additional funds from investors secured through issuances of equity or convertible debt securities. The debt we incur, at times, in order to retain these funds may negatively impact our financial conditions or operating results and may require the use of warrants and contain other terms such as the payment of stock instead of cash in the event of a default, that could be dilutive to stockholders. Consequently, investors or lenders may determine that our debt to equity ratio is unfavorable to their lending strategy and decide to forego financing, which could adversely affect our future operating results and ability to sustain profitability.

We may require additional capital to support business growth, and this capital might not be available or may be available only by diluting existing stockholders.

As we continue to make investments, while balancing the need to achieve profitability, to support our business growth we may require additional funds to maintain, grow and respond to business challenges. Accordingly, we need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, we expect our existing stockholders to suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to raise sufficient equity or equity-like capital without first seeking shareholder approval which could limit our ability to complete such transaction, or to complete such transaction on a timely basis. We intend to hold a Special Meeting of shareholders in April 2021 in order to ensure compliance with Nasdaq rules relating to dilutive financings and we may not complete any discounted financings until we receive such approval. Any debt financing secured by us in the future would require the consent of our existing lenders, and also could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to maintain, grow and respond to business challenges would be significantly limited, and our business and prospects could fail or be adversely affected. If we require additional borrowings in order to achieve continued growth, but are unable to satisfy conditions required by MidCap Financial Trust (“MidCap”), High Trail Investments SA LLC (“High Trail SA”) or High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”), we can provide no assurance that we will be able to access borrowings in excess of the $25.0 million cap available under the MidCap revolving credit facility, or on terms that will be acceptable to us, or that we would be able to refinance the MidCap facility or High Trail term loans, on terms acceptable to us, or at all. In addition, if we were to breach our existing credit facility, either or both lenders could exercise remedies against us which could result in our having to prepay our existing loans earlier than required, could result in reduced availability under the MidCap credit facility and could result in significant dilution to stockholders.

We currently have an effective shelf registration statement on Form S-3 filed with the SEC. However, as further discussed in the risk factor “As a result of our failure to timely file certain financial statements relating to the Smash Assets, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.”, we are not currently permitted to use our existing registration statements on Form S-3, including our shelf registration statement on Form S-3. Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) after the Smash Financial Statements (as defined below) are filed, the earliest we would regain the ability to use Form S-3 is 12 months from the date we file the Smash Financial Statements. At that time, we may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. In the interim, the Company intends complete public offerings through the use of a Form S-1 registration statement and through privately placed financings and as a result the Company could experience a higher cost of capital and shareholders may experience increased dilution.

We intend to refinance all of our currently outstanding debt, including the High Trail Loan, the MidCap Credit Facility and subsequent debt issued to High Trail related to the Healing Solution acquisition (the “Refinancing”). The new senior secured note is expected to have an 8% annual interest rate payable in cash on a quarterly basis with a three-year maturity and will provide for the issuance to the institutional lender of a warrant to purchase additional shares of our common stock in an amount to be determined at the closing of the Refinancing. The Refinancing is expected to close in April 2021, and is subject to entry into definitive documentation and other customary closing conditions. We can provide no assurances that the transaction will close on these terms or at all.

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

In addition, in response to the COVID-19 pandemic, Amazon implemented changes to its fulfillment services platform such that certain products deemed non-essential have extended delivery times and Amazon is currently not accepting goods to any of its warehouses that are deemed non-essential. The impact of this change could have a material effect on our revenues, profitability and financial condition.

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

In addition, during the second quarter of 2020, we began selling personal protective equipment (“PPE”) to state and local governments in the U.S. The market for PPE is volatile and unpredictable, and we have limited experience sourcing and selling PPE. While we expect to continue to sell PPE, we can provide no assurances that we will be successful in selling products to such state and local governments or to private businesses, that the products we deliver will be of sufficient quality, the correct specifications or the goods secured at all and our cash deposits refunded, or that we will receive timely payment from the customer. In addition, any failure in successfully delivering PPE to state and local governments may harm our business relationships with these state and local governments, our PPE manufacturers and ultimately our reputation.

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

Given the long lasting effects of the COVID-19 pandemic, we may expect to continue experiencing inventory shortages and our operating results and financial condition could be adversely affected.

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

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, shipping, importing and warehousing.

We currently source all of the products we offer from third-party vendors and, as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the prices of our products, and we have no guarantees that prices will not rise. We have no guarantees that prices will not rise. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. We may not be able to pass increased costs on to customers, which could adversely affect our operating results. Moreover, in the event of a significant disruption in the supply of raw materials used in the manufacture of our products, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters, unforeseen public health crises, such as epidemics and pandemics, have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our products. As a result, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by such natural disasters, pandemics, labor disputes, acts of war or terrorism, and similar factors, whether occurring in the United States or internationally. For example, we receive and warehouse a portion of our inventory in California. If any such disaster were to impact this facility, our operations would be disrupted. In addition, these types of events could negatively impact consumer spending in the impacted regions. We rely on the business continuity plans of third parties to operate during natural disasters or pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans. The sourcing, manufacturing, importing or warehousing of our products could be significantly disrupted if a third-party does not have a business continuity plan or such business continuity plan does not adequately support our products or operations. Further capacity fluctuations driven by various factors such as seasonality, tariffs, fuel-related regulations affecting the shipping industry, hedging or other factors can cause importing delays, which can lead to volatility in ocean freight rates and availability, causing us to incur additional expense and adversely affecting our operating results. In addition, our third-party warehouse providers may not have sufficient capacity to store our goods or may seek to increase our pricing rates. Any delays, interruption, damage to or increased costs in the manufacture of the product we offer could result in higher prices to acquire the product or non-delivery of product altogether and could adversely affect our operating results.

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

We currently rely on three major vendors for our shipping. If we are not able to negotiate acceptable pricing and other terms with these entities or they experience performance problems or other difficulties, it could negatively impact our operating results and our customers’ experience. For example, our current shipping carrier unilaterally increased certain of our rates beginning in November of 2020. If we are unable to reduce these increased costs or if we are unable to successfully pass these costs on to consumers, certain of our products, including our over-sized products, may experience reduced sales and/or profitability. We are also subject to volatility in ocean freight rates that are driven, in part, by seasonality, capacity availability and other factors, including fuel-related regulations affecting the shipping industry and we expect these rates to increase in part due to the COVID-19 pandemic. In addition, our ability to receive inbound inventory efficiently and ship merchandise to clients may be negatively affected by inclement weather, fire, flood, power loss, earthquakes, labor disputes, acts of war or terrorism, pandemics and similar factors. We are also subject to risks of damage or loss during delivery by our shipping vendors. If our products are not delivered in a timely fashion or are damaged or lost during the delivery process, our clients could become dissatisfied and cease using our products or services, which would adversely affect our business and operating results.  Further, we rely on the business continuity plans of these third parties to operate during pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.

We are dependent on third-party manufacturers, which are located in China, and any inability to obtain products from any such manufacturers, such as changes to trade policies, could have a material adverse effect on our business, operating results and financial condition.

Substantially all of our products are manufactured by unaffiliated companies that are located in China. This concentration exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. These risks most recently manifested in an increase in tariffs, primarily in 2018 and 2019, either directly on products we trade in or indirectly on industries we sell into, between the United States and its trading partners, as well as greater uncertainty around regional and global trade agreements generally. These tariffs levied on most of our products originating in China have caused us to review and implement potential solutions to the increase in our product costs with our customers. The political, legal and cultural environment in China and other nations is rapidly evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition. We contract with our manufacturers through purchase orders and we may have limited recourse in the event of a dispute with any vendor in China.  We rely on one large manufacturer for the manufacturing of several of our products, including our dehumidifiers. If we were no longer able to maintain that relationship for any reason, we may not be able to timely find another manufacturer, or another manufacturer that provides the same quality, which would negatively affect our business, sales and results of operations.

We rely on AIMEE and other information technologies and systems to operate our business and to maintain our competitiveness, and any failure to invest in and adapt to technological developments and industry trends could harm our business.

We depend on the use of our proprietary technology platform named AIMEE and other sophisticated information technologies and systems, including technology and systems used for websites and apps, customer service, logistics and fulfillment, supplier connectivity, communications and administration. Artificial intelligence and machine learning technologies are subject to rapid changes and our technology is yet to be fully automated. As our operations grow in size, scope and complexity, including through acquisitions, we will need to continuously improve and upgrade our systems and infrastructure to offer an increasing number of consumer-enhanced services, features and functionalities, while maintaining and improving the reliability and integrity of our systems and infrastructure.

Our future success also depends on our ability to adapt AIMEE, our services and infrastructure, including our research, sales and marketing, and logistics and fulfillment platform which leverages AIMEE, to meet rapidly evolving e-commerce trends and demands while continuing to improve our software’s performance, features and reliability. The emergence of alternative platforms may require us to continue to invest in new and costly technology. We may not be successful, or we may be less successful than our competitors, in developing technologies that operate effectively across multiple e-commerce platforms, which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing providers and other technological changes, could also make it easier for competitors to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems or replace our current systems or introduce new technologies and systems as quickly or cost effectively as we would like. We expect to incur significant costs in the development of AIMEE’s functionality, and any failure to invest in and adapt to technological developments and industry trends may have a material adverse effect on our business, results of operations, financial condition and prospects.

We rely on data provided by third parties, the loss of which could limit the functionality of our platforms, cause us to invest in the wrong product or disrupt our business.

We use AIMEE, our proprietary software, to determine market trends and what markets to enter into. Our ability to successfully use AIMEE depends on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, primarily, Google and Amazon. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. The majority of this data is sourced for free or for de minimis amounts. AIMEE sources significant amounts of data through application program interfaces (“APIs”) or through other standard data upload/downloads methods. This source of data allows us, leveraging AIMEE, to determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. The connection to multiple e-commerce platforms through APIs allows us to develop the automation of the purchase of marketing, to automate pricing changes on product listings on those e-commerce platforms, to view sales and costs and to fulfill orders.

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

Maintaining and enhancing our product listings is critical in expanding and growing our business. However, a significant portion of our perceived performance to the customer depends on third parties outside of our control, including suppliers and logistics providers such as FedEx, UPS, the U.S. Postal Service and other third-party delivery agents as well as online retailers such as Amazon and Walmart. Because our agreements with our online retail partners are generally terminable at will, we may be unable to maintain these relationships, and our results of operations could fluctuate significantly from period to period. Because we rely on third parties to deliver our products, we are subject to shipping delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. We may also experience shipping delays or disruptions due to other carrier-related issues relating to their own internal operational capabilities, as we and other consumer product companies experienced during the fourth quarter of 2019 when Amazon placed limitations on the ability to use certain FedEx services. Further, we rely on the business continuity plans of these third parties to operate during pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans, prevent delays, and/or cost increases due to reduced availability and capacity and increased required safety measures.

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

Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices, customer support or marketing strategies, even if not accurate, especially on blogs, social media websites and our sites, could rapidly and severely diminish consumer view of our product listings and result in harm to our brands. From time to time, incumbent competitors that we disrupt on the Amazon marketplace allege or may allege that we have engaged in unfair business practices, and though we believe such claims are without merit, time, resources or other actions we may take to defend against such claims may have an impact on our financial results and financial condition. In addition, from time to time, we have experienced attacks from “black hat” third party sellers and the impact from such attacks has resulted in reduced financial performance for certain of those product listings. We may continue to experience such attacks which could impact our operating results. Customers may also make safety-related claims regarding products sold through our online retail partners, such as Amazon, which may result in an online retail partner removing the product from its marketplace. We have from time to time experienced such removals and such removals may materially impact our financial results depending on the product that is removed and length of time that it is removed. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control.

Our efforts to acquire or retain consumers, and our efforts to sell new products or increase sales of our existing products, may not be successful, which could prevent us from maintaining or increasing our sales or improving our financial results or condition.

If we do not successfully promote and sustain our new and/or existing product listings and brands through marketing and other tools, we may fail to maintain or increase our sales. Promoting and positioning our brands and product listings will depend largely on the success of our marketing efforts, including any limitations on our marketing efforts by marketplaces or regulators, our ability to attract consumers cost effectively and our ability to consistently provide a high-quality product and maintain consumer satisfaction. In order to grow our business and to acquire and retain consumers, we have incurred and will continue to incur substantial expenses related to advertising and other marketing efforts. We also use promotions to drive sales, which may not be effective and may adversely affect our gross margins. In addition, while we believe our marketing strategies comply with relevant terms of service and laws relating to marketing, we can provide no assurance that we will be able to continue our practices in the event a marketplace or regulator determines otherwise. Our investments in marketing may not effectively reach potential consumers, potential consumers may decide not to buy our products or the spending of consumers that purchase from us may not yield the intended return on investment, any of which could negatively affect our financial results. The failure of our marketing activities could also adversely affect our ability to promote our product listings and sell our products, and to develop and maintain relationships with our consumers, retailers and brands, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Our refund liability for sales returns was $0.5 million, and $0.5 million as of December 31, 2019 and December 31, 2020, respectively, which is included in accrued liabilities and represents the expected value of refunds that may be due to our customers. If we experience significant product returns, we would incur significant expenses and our results of operation and financial condition would be adversely affected.

Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands, products and services and by expanding our existing offerings into new geographies. Our strategy is to use our proprietary software to determine which markets to enter and optimize the mix of products that we offer.  Further, we are expanding our business and have begun to launch products that are outside our original core of home and kitchen appliances and kitchenware, beauty-related products and consumer electronics. Launching new brands, products and services requires significant upfront investments, including investments in marketing, information technology and additional personnel. We operate in highly competitive industries with relatively low barriers to entry and must compete successfully in order to grow our business. As our business expands into new industries, we may not be able to generate satisfactory revenue from these efforts to offset these costs. Any lack of market acceptance of our efforts to launch new brands, products and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new businesses with different requirements, our logistics networks will become increasingly complex and operating them will become more challenging. There can be no assurance that we will be able to operate our networks effectively. We have also entered and may continue to enter new markets and provide product offerings in which we have limited or no experience, which may not be successful or appealing to our customers. In addition, we may face difficulties in integrating AIMEE into a PaaS client’s supply chain, which would reduce the ability of our PaaS business to generate revenues.

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

Increased emphasis on the sale of new products or on acquisitions could distract us from sales of our existing products in existing markets, negatively affecting our overall sales. We have invested and expect to continue to invest in new businesses, products, features, services and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new strategies and offerings are inherently risky, no assurance can be given that they will be successful. Our new features or enhancements could fail to attain sufficient market acceptance for many reasons, including:

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

Expansion of our operations internationally requires management attention and resources, involves additional risks and may be unsuccessful.

We have limited experience with operating internationally or selling our merchandise outside of the United States, and as we expand internationally, we need to adapt to different local cultures, standards and policies. The business model and technology we employ and the merchandise we currently offer may not be successful with consumers outside of the United States. Furthermore, to succeed with consumers and clients in international locations, it may be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities and personnel before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including:

•	localization of our merchandise offerings and technology, including translation into foreign languages and adaptation for local practices;
•	availability of certain features and availability of data, including at reasonable costs;
•	different consumer demand dynamics, which may make our business model, technology and the merchandise we offer less successful compared to the United States;
•	competition from local incumbents that understand the local market and may operate more effectively;
•	regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, import and export quotas, custom duties or other trade restrictions or any unexpected changes thereto;
•	laws and regulations regarding anti-bribery and anti-corruption compliance;
•	differing labor regulations where labor laws may be more advantageous to employees as compared to the United States and increased labor costs;
•	more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information;
•	changes in a specific country’s or region’s political or economic conditions, including changes to or limits on access to internet connectivity; and
•	risks resulting from changes in currency exchange rates.

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

Consumers value readily available information concerning retailers and their goods and services and often act on such information without further investigation and without regard to its accuracy. Our consumers may engage with us online through our social media platforms, including Twitter, LinkedIn, Facebook and Instagram, by providing feedback and public commentary about all aspects of our business. Information concerning us or our retailers and brands, whether accurate or not, may be posted on social media platforms at any time and may have a disproportionately adverse impact on our brand, reputation or business. The harm may be immediate without affording us an opportunity for redress or correction and could have a material adverse effect on our business, results of operations, financial condition and prospects.

We depend on highly skilled personnel, including senior management and our technology professionals, and if we are unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, our business could be harmed.

We believe our success has depended, and our future success depends; on the efforts and talents of our senior management and our highly skilled team members, including our software engineers, data scientists and technology professionals. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. In particular, our Founder and Chief Executive Officer has unique and valuable experience leading our Company from our inception through today. If he were to depart or otherwise reduce his focus on our Company, our business may be disrupted. We do not currently maintain key-person life insurance policies on any member of our senior management team and other key employees, except for our Founder and Chief Executive Officer.

Competition for key personnel is strong and we cannot be sure that we will be able to attract and retain a sufficient number of qualified personnel in the future, or that the compensation costs of doing so will not adversely affect our operating results. Similarly, competition for well-qualified employees in all aspects of our business, including software engineers and other technology professionals, is intense globally. We do not have long-term employment or non-competition agreements with any of our personnel. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees. In particular, our software engineers and technology professionals are key to designing, maintaining and improving code and algorithms necessary to our business. If we do not succeed in attracting well-qualified employees or retaining and motivating existing employees and key senior management with the appropriate skills at cost-effective compensation levels, or if changes to our business adversely affect morale or retention, our business, results of operations, financial condition and prospects may be adversely affected.

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

Our business can be seasonal based on our product mix and may become more seasonal depending on our product mix. As we invest in new businesses and continue to develop new products that may reduce seasonality variations of our revenue profile and reduce product concentration risk within our portfolio, quarterly results may continue to fluctuate. Specifically, we have realized a disproportionate amount of our net revenue and earnings for prior fiscal years during warmer weather and summer seasons. If we experience lower than expected net revenue these periods, it may have a disproportionately large impact on our operating results and financial condition for that year. Any factors that harm our quarter operating results during these periods, including disruptions in our brands or our supply chains or unfavorable economic conditions, could have a disproportionate effect on our results of operations and our financial condition for our entire fiscal year.

In anticipation of increased sales activity during the third and fourth quarter, we may incur significant additional expenses, including additional marketing and additional staffing in our customer support operations. In addition, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. At peak periods, there could also be further delays in processing orders, which could leave us unable to fulfill customer orders due to being out of inventory which could lead to lower consumer satisfaction and lost sales. In the future, our seasonal sales patterns may become more pronounced, may strain our personnel and production activities and may cause a shortfall in net revenue as compared with expenses in a given period, which could substantially harm our business, results of operations, financial condition and prospects.

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

The terms of our revolving credit facility and term loans contain restrictive covenants that may limit our operating flexibility.

On November 23, 2018, we entered into an Amended and Restated Credit and Security Agreement with MidCap (“MidCap Loan Agreement”), as amended, pursuant to which we received access to a $30.0 million revolving credit facility (the “Credit Facility”). On November 30, 2020, we entered into a securities purchase agreement with High Trail SA, pursuant to which, among other things, we agreed to issue and sell to High Trail SA, in exchange for the payment by High Trail SA of $38.0 million, a senior secured promissory note in an aggregate principal amount of $43.0 million (the “November Note”) and a warrant to purchase up to an aggregate of 2,864,133 shares of our common stock. On February 2, 2021, we entered into a securities purchase agreement with High Trail ON, pursuant to which, among other things, we agreed to issue and sell to High Trail ON, in exchange for the payment by High Trail ON of $14.025 million, a senior secured promissory note in an aggregate principal amount of $16.5 million (the “February Note” and, together with the November Note, the “Notes”) and a warrant to purchase up to an aggregate of 469,931 shares of our common stock. The Credit Facility and the Notes contain affirmative and restrictive covenants that limit our operating ability including to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, pay dividends, incur additional indebtedness and liens and enter into new businesses. The Credit Facility also contains affirmative and restrictive covenants that limit our ability including to, among other things acquire other companies and modify organizational documents. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. In addition, the Credit Facility and the Notes are secured by all of our assets, and the Credit Facility requires us to satisfy certain covenants, including maintaining a $5.0 million minimum cash balance. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in our Credit Facility or the Notes or to refinance them would adversely affect our business. Further, at any time, if we violate the terms of the Credit Facility or the Notes or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects, and could also result in dilution to our shareholders in the event we are required to pay back the Notes using our common stock.

General economic factors may adversely affect our business, financial performance and results of operations.

Our business, financial performance and results of operations depend significantly on worldwide macroeconomic conditions and their impact on consumer spending. Recessionary economic cycles, higher interest rates, volatile fuel and energy costs, inflation, levels of unemployment, conditions in the residential real estate and mortgage markets, access to credit, consumer debt levels, unsettled financial markets and other economic factors that may affect consumer spending or buying habits could materially and adversely affect demand for our products. For example, to the extent that the pandemic becomes sufficiently under control, consumer may opt to spend more of their discretionary income on travel instead of consumer products. In addition, volatility in the financial markets has had and may continue to have a negative impact on consumer spending patterns. A reduction in consumer spending or disposable income may affect us more significantly than companies in other industries and companies with a more diversified product offering. In addition, negative national or global economic conditions may materially and adversely affect our suppliers’ financial performance, liquidity and access to capital. This may affect their ability to maintain their inventories, production levels and/or product quality and could cause them to raise prices, lower production levels or cease their operations.

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

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and adversely affect our operating results. A failure to successfully integrate our acquired businesses may adversely affect our business or operations.

On August 26, 2020, we completed the acquisition of assets of Truweo, a leading e-commerce brand in the health and personal wellness category (the “Truweo Assets”) On December 1, 2020, we completed the acquisition of assets of an e-commerce business under the brands Mueller, Pursteam, Pohl and Schmitt and Spiralizer (the “Smash Assets”). On February 2, 2021, we completed the acquisition of assets of a retail and e-commerce business under the brands Healing Solutions, Tarvol, Sun Essential Oils and Artizen (among others) (the “Healing Solutions Assets”). We may in the future seek to acquire or invest in other businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities, and we believe that acquisitions may further our growth strategy. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and would require additional financing, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all.

In order to achieve the anticipated benefits associated with these acquisitions, we will need to successfully integrate these businesses in an effective and efficient manner. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, existing contracts and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from any acquired business, including the Truweo Assets, the Smash Assets and the Healing Solutions Assets, due to a number of factors, including:

•	failure to manage our inventory effectively;
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

With respect to any acquisitions of businesses that primarily sell their products on Amazon or other marketplaces, we may determine to make changes to the target’s business practices to ensure regulatory and marketplace compliance. Such changes could have an adverse impact on the target’s future financial performance. In addition, the marketplaces on which a target has historically operated may suspend one or more product listings temporarily or permanently after completion of our acquisition, due to compliance issues that occurred prior to our acquisition of the target and such actions could have a material adverse impact on the acquired business’s financial performance.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. Acquisitions could also be subject to earnouts or other contingent payments which could result in dilutive issuances in the case of payment in the Company’s stock or could adversely impact the Company’s financial condition in the case of payments in cash. If an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.

As we continue to acquire and invest in new businesses, our ability to add companies at a low multiple may not be viable.

Acquisitions are important to the success of our business and overall corporate strategy, and the inherent risks associated with these transactions may adversely affect our financial condition and operating results. As our business continues to face changing technologies, shifting consumer demands, and frequent introduction of rival products, our success depends on our ability to invest in and adapt to new businesses. Our growth strategy may be adversely affected due to increased competition for, suitable acquisition targets.

Acquisitions of third party Amazon sellers have typically required smaller upfront purchase prices associated with limited operating history, product concentration risk, and less experienced operations and management teams. While we expect to continue acquiring such businesses, we may face increasing competition in our acquisition efforts, in particular with respect to smaller acquisition targets where the competition tends to be more intense. As a result of increased competition over target companies within the industry we operate, our ability to buy companies at a lower, accretive multiple may not be viable. Through increased competition over target companies, our competitors may adversely increase the price of certain acquisition targets, which may adversely affect our long-term business strategy, financial condition and results of operations.

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

Risks Relating to Intellectual Property

Our use of open source software may pose particular risks to our proprietary software and systems.

We use open source software in our proprietary software AIMEE, and other of our sophisticated information technologies and systems, and will use open source software in the future. We may use open source software that may require that source code that is developed using open source software be made available to the public and that any modifications or derivative works to certain open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, be limited in or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software. Any of these risks could be difficult to eliminate or manage, and, if not addressed, could have a material adverse effect on our business, financial condition and operating results.

Assertions by third parties of infringement or misappropriation by us of their intellectual property rights or confidential know how could result in significant costs and substantially harm our business and results of operations.

Third parties have asserted, and may in the future assert, that we have infringed or misappropriated their trademarks, copyrights, confidential know how, trade secrets, patents or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations, whether or not they are successful. If we are forced to defend against any infringement or other claims relating to the trademarks, copyright, confidential know how, trade secrets, patents or other intellectual property rights of third parties, whether they are with or without merit or are determined in our favor, we may face costly litigation or diversion of technical and management personnel. Furthermore, the outcome of a dispute may be that we would need to cease selling a product or use of some portion of our technology, develop non-infringing technology, pay damages, costs or monetary settlements or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all, and we may be unable to successfully develop non-infringing technology. In addition, Amazon and other marketplaces may remove a product listing if they determine, whether or not accurate, that we are infringing on the intellectual property of others. Any assertions or litigation could materially adversely affect our business, results of operations, financial condition and prospects.

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

These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently, without us having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Risks Relating to Litigation and Government Regulation

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

In May 2019, we received notice from the California Energy Commission (the “CEC”) that certain of our products had not been listed in the CEC’s Modernized Appliance Efficiency Database System (the “MAEDbS”) and therefore we were not in compliance with a CEC regulation. In order for an appliance to be listed in the MAEDbS, it must be tested at a lab approved by the CEC and the test data must be submitted to the CEC’s Appliance Efficiency Program. We settled this matter with the CEC on May 26, 2020 and agreed to pay a fine of $150,000, of which $75,000 was paid on June 1, 2020 and the remaining payment was made on July 1, 2020. If we are not in compliance with CEC regulations in the future, we may not be permitted to sell certain products in the State of California or may be required to pay a penalty fee to the CEC.

In September 2019, we received a Test Notice from the U.S. Department of Energy (“DOE”) indicating that a certain dehumidifier model may not comply with applicable energy-conservation standards. The DOE requested that we provide it with several model units for DOE testing. If it is determined that we have violated certain energy-conservation standards, we could be fined pursuant to DOE guidelines, and this civil penalty may be material to our consolidated financial statements. We intend to vigorously defend ourselves. We have submitted to the DOE testing process, made a good-faith effort to provide necessary notice as practicable, and included in a formal response copies of the energy-efficiency report and certification that were issued for the dehumidifier model at the time of production. We believe this product is compliant, and we, in conjunction with our manufacturing partner, have disputed the Test Notice received from the DOE. As of the date hereof, we cannot reasonably estimate what, if any, penalties may be levied.

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

In April 2020, we received notice from the EPA with respect to regulatory compliance and advertising associated with certain of our dehumidifier products. We believe that our products and the associated advertising are compliant, and we are currently in discussions with the EPA to resolve the matter. The EPA had placed a hold on the sale of certain of our dehumidifier inventory while it reviewed the matter with us. As of October 2020, we are able to resume selling the products identified by the EPA, and discussions are continuing with the EPA. No penalty has been assessed by the EPA or communicated to us. If we receive a similar notice from the EPA in the future with regards to regulatory compliance of any of our other products, the EPA may place a hold on the sale of our products while it reviews an open matter with us.

We cannot be certain of the outcome with the EPA, and we may incur costs and penalties that cannot presently be calculated in the event that we are unable to resolve this matter with the EPA. Notwithstanding the above, we have deemed it appropriate to record an accrual for a potential fine. The final costs and penalties, if any, may be material with respect to our financial condition once determined.

If our products experience any recalls, product liability claims, or government, customer or consumer concerns about product safety, our reputation and operating results could be harmed.

Our products are subject to regulation by the U.S. Consumer Product Safety Commission (the “CPSC”) and similar state and international regulatory authorities, and these products sold on our platform could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety including concerns about the safety of products manufactured in developing countries, could lead us to recall selected products. Recalls and government, customer or consumer concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition and prospects. For example, in May 2018, the board of directors of Mohawk Group, Inc., our wholly-owned subsidiary (“Mohawk Opco”), approved a voluntary recall of the Xtava Allure Hair Dryer. In June 2018, Mohawk Opco filed an application for a voluntary recall with the CPSC pursuant to Section 15(b) of the Consumer Product Safety Act (“CPSA”). Mohawk Opco received approval from the CPSC to provide consumers with replacement units and publicly announced the recall on August 15, 2018. Mohawk Opco estimated it would incur approximately $1.6 million in costs related to the recall for procurement, manufacturing, fulfillment and delivery to consumers who apply and qualify for the recall costs. Mohawk Opco recorded the expense in 2018. As of December 31, 2020, we do not have any recall liability as the recall program for the Xtava Allure Hair Dryer has been materially completed.

We may be subject to product liability claims if people or property are harmed by the products we sell. Some of the products we sell may expose us to product liability claims and litigation (including class actions) or regulatory action relating to safety, personal injury, and death or environmental or property damage. For example, in August 2018, we announced a voluntary recall of certain hair dryers that were alleged to have overheated or caused fires. Although no claims have been brought, pursuant to the CPSC and the guidelines set forth by the CPSA, we may be subject to a late reporting penalty if the CPSC decides to perform a late reporting investigation and determines we failed to meet all reporting requirements. If we are determined to have violated the reporting guidelines, a penalty may be material to the consolidated financial statements. In August 2019, we received notice that we have materially completed our obligation on the recall program and, as a result, have eliminated a substantial portion of the remaining liability pertaining to the program. As such, we believe the likelihood that a late reporting investigation will be initiated by the CPSC is remote but we can make no guarantee that CPSC will not open an investigation in the future.

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

The products we sell to our clients are subject to regulation by the CPSC, the Federal Trade Commission (“FTC”) and similar state and international regulatory authorities addressing the safety and marketing for our products, among other things. As a result, such products, including our marketing strategy, could be in the future subject to remedial actions, such as product recalls and the manner in which we market our products. Product safety or labeling concerns may require us to voluntarily remove selected merchandise from our inventory. Such recalls or voluntary removal of merchandise can result in, among other things, suspension of our seller accounts on Amazon and other online marketplaces, lost sales, diverted resources, potential harm to our reputation and increased client service costs and legal expenses, which could have a material adverse effect on our operating results.

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

In the United States, federal and various state governments have adopted or are considering laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California recently passed the California Consumer Privacy Act, effective as of January 1, 2020, which introduced substantial changes to privacy law for businesses that collect personal information from California residents. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices.

Many data protection regimes apply based on where a consumer is located, and as we expand and new laws are enacted or existing laws change, we may be subject to new laws, regulations or standards or new interpretations of existing laws, regulations or standards, which could require us to incur additional costs and restrict our business operations. Any failure or perceived failure by us to comply with rapidly evolving privacy or security laws, such as the Personal Information Security Specification in China (the “China Specification”), policies (including our own stated privacy policies), legal obligations or industry standards or any security incident that results in the unauthorized release or transfer of personally identifiable information or other consumer data may result in governmental enforcement actions, litigation (including consumer class actions), fines and penalties or adverse publicity and could cause our consumers to lose trust in us, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

In Europe, the data privacy and information security regime has continued to evolve and is subject to increasing regulatory scrutiny.

The General Data Protection Regulation (“GDPR”), implements stringent operational requirements for our use of personal data. These stringent requirements include expansive disclosures to tell our consumers about how we may use their personal data, increased controls on profiling customers and increased rights for customers to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements and significantly increased penalties of the greater of €20 million or 4% of global turnover for the preceding financial year. The U.K.’s Network and Information Systems Regulations 2018 (“NID Regulations”) apply to us as an online marketplace and place additional network and information systems security obligations on us, as well as mandatory security incident notification in certain circumstances with penalties of up to £17 million.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online behavioral advertising. To address these concerns, the GDPR has set forth enumerated requirements as to how websites are meant to properly handle their collection and use of personal data gathered through cookies. Such regulations may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing, may increase the cost of operating a business that collects or uses such information and undertakes online marketing, may also increase regulatory scrutiny and may increase potential civil liability under data protection or consumer protection laws.

We may incur substantial costs to comply with these regulations. The changes could require significant systems changes, limit the effectiveness of our marketing activities, adversely affect our margins, increase costs and subject us to additional liabilities.

We are subject to stringent privacy regulations in China that are broader than those of our other operations.

Although the China Specification is not a mandatory regulation, it nonetheless has a key implementing role in relation to China’s Cyber Security Law in respect of protecting personal information in China. Furthermore, it is likely that the China Specification will be relied on by Chinese government agencies as a standard to determine whether businesses have abided by China’s data protection rules. The China Specification introduced many concepts and protection rules for personal information, such as “Data Controller” from GDPR. From a consent perspective the China Specification and GDPR are similar, but the China Specification has broadened the scope of personal sensitive information (“PSI”) as compared to GDPR (including but not limited to phone number, transaction record and purchase history, bank account, browser history and e-ID info such as system account, email address and corresponding password) and thus, the application of explicit consent under the China Specification is more far reaching. Furthermore, under the China Specification, the Data Controller must provide the purpose of collecting and using personal information, as well as business functions of such purpose, and the China Specification requires the Data Controller to distinguish its core function from additional functions to ensure the Data Controller will only collect personal information as needed. Our failure to comply with the China Specification could result in governmental enforcement actions, litigation, fines and penalties, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We purchase our products from unaffiliated manufacturers that are located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative previously identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the Biden administration has yet to signal whether it will alter existing trade agreements and terms between China and the United States, including limiting trade with China, adjusting the additional tariffs on imports from China and potentially imposing other restrictions on exports from China to the United States. Consequently, it is possible further and or higher tariffs will be imposed on products imported from foreign countries, including China, or that our business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.

Amendments to existing tax laws, rules or regulations or enactment of new unfavorable tax laws, rules or regulations could have an adverse effect on our business and financial performance.

Many of the laws, rules or regulations imposing taxes and other similar obligations were established before the growth of the internet and e-commerce. Tax authorities in non-U.S. jurisdictions and at the U.S. federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in internet commerce and considering changes to existing tax or other laws that could regulate our transmissions and/or levy sales, income, consumption, use or other taxes relating to our activities, and/or impose obligations on us to collect such taxes. For example, in March 2018, the European Commission proposed new rules for taxing digital business activities in the EU. In addition, state and local taxing authorities in the United States and taxing authorities in other countries have identified e-commerce platforms as a means to calculate, collect and remit indirect taxes for transactions taking place over the internet. Multiple U.S. states have enacted related legislation and other states are now considering such legislation. Furthermore, the U.S. Supreme Court recently held in South Dakota v. Wayfair that a U.S. state may require an online retailer to collect sales taxes imposed by that state, even if the retailer has no physical presence in that state, thus permitting a wider enforcement of such sales tax collection requirements. Such legislation could require us or our retailers and brands to incur substantial costs in order to comply, including costs associated with legal advice, tax calculation, collection, remittance and audit requirements, which could make selling in such markets less attractive and could adversely affect our business. We cannot predict the effect of current attempts to impose taxes on commerce over the internet. If such tax or other laws, rules or regulations were amended, or if new unfavorable laws, rules or regulations were enacted, the results could increase our tax payments or other obligations, prospectively or retrospectively, subject us to interest and penalties, decrease the demand for our products if we pass on such costs to the consumer, result in increased costs to update or expand our technical or administrative infrastructure or effectively limit the scope of our business activities if we decided not to conduct business in particular jurisdictions. As a result, these changes may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have $87.0 million net operating loss carryforwards as of December 31, 2020, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, such as research and development credit carryforwards, before utilization.

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

We intend to take advantage of these and other exemptions until we are no longer an “emerging growth company”. Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we will remain an emerging growth company until the earliest of:

•	the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;
•	the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or December 31, 2024;
•	the date on which we have issued, during the previous three-year period, more than $1.0 billion in non-convertible debt securities; and
•

the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i.e., the first day of the fiscal year after we have (1) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, (2) been public for at least 12 months, and (3) are not eligible to be deemed a “smaller reporting company” because we do not meet the revenue test of the definition of “smaller reporting company”, which includes an initial determination that our annual revenues are more than $100.0 million for the most recently completed fiscal year).

We cannot predict if investors will find our common stock less attractive by our reliance on any of the exemptions afforded emerging growth companies. If some investors find our common stock less attractive because we rely on these exemptions, there may be a less active trading market for our common stock and the market price of our common stock may be more volatile.

In addition, under the JOBS Act, “emerging growth companies” can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

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

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from approximately

$5.56 to $33.85 per share from January 1, 2020 to March 5, 2021.The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or perceived impact on our business due to the COVID-19 pandemic;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	the financial projections we may provide to the public, and any changes in projected operational and financial results;
•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of technological innovations or new offerings by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	additions or departures of key personnel;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	reaction to our press releases and filings with the SEC;
•	changes in accounting principles;
•	lawsuits threatened or filed against us;
•	fluctuations in operating performance and the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in laws or regulations applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	the expiration of contractual lock-up periods, including in connection with acquisition transactions;
•	sales of common stock by the Company’s executives;
•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events; and
•	general economic and market conditions.

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

We expect to continue to issue shares of our common stock in connection with acquisitions which could result in substantial dilution in the event such acquisitions are not accretive. In connection with the acquisition of the Smash Assets, we issued 4,220,000 shares of common stock, which we agreed to register for resale with the SEC. In connection with the acquisition of the Healing Solutions Assets, we issued 1,387,759 shares of common stock, which we agreed to register for resale with the SEC. In addition, pursuant to a letter agreement with High Trail SA entered into on February 8, 2021, we agreed to prepare and file by March 26, 2021 a registration statement with the SEC for the purpose of registering for resale 980,000 shares of common stock issued to High Trail SA pursuant to the exercise of a warrant and 1,884,133 shares of common stock underlying a warrant issued to High Trail SA. Registration of these shares under the Securities Act of 1933, as amended (the “Securities Act”) will result in such shares becoming freely tradable without restriction under the Securities Act, subject to certain other conditions. Any sale of these shares could have a materially adverse effect on the trading price of our common stock.

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

We currently intend to retain any future earnings to finance the operation and expansion of our business. In addition, the Credit Facility and the Notes contain restrictive covenants that limit our ability to pay dividends. Consequently, stockholders must rely on sales of their common stock after price appreciation as the only way to realize any future gains on their investment.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 5, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially own approximately 51% of our common stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. Additionally, these stockholders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. This control may materially adversely affect the market price of our common stock. In addition, as further described below, the Company has entered into voting agreements with a number of parties in connection with its initial public offering and in connection with acquisition transactions. The Company may elect to release one or more parties from voting agreements which could also limit your ability to influence corporate matters for the foreseeable future.

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

The Restated Voting Agreement became effective on June 12, 2019, and it will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Yaney’s death. For purposes of the Restated Voting Agreement, a “Deemed Liquidation Event” means (i) the acquisition of us by another entity by means of any transaction or series of related transactions to which we are party other than a transaction or series of transactions in which the holders of our voting securities outstanding immediately prior to such transaction or series of transactions retain, immediately after such transaction or series of transactions, as a result of our shares held by such holders prior to such transaction or series of transactions, a majority of the total voting power represented by our outstanding voting securities or such other surviving or resulting entity; (ii) a sale, lease or other disposition of all or substantially all of our and our subsidiaries’ assets taken as a whole by means of any transaction or series of related transactions, except where such sale, lease or other disposition is to a wholly-owned subsidiary of us; or (iii) any liquidation, dissolution or winding up of us, whether voluntary or involuntary; however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for us or a spin-off or similar divestiture of our product or PaaS business as part of a reorganization of us approved by our board of directors. In addition, the rights and obligations under the Restated Voting Agreement will terminate with respect to shares of capital stock sold by a Designating Party in connection with any arm’s length transaction to a third-party that is not a Designating Party, an affiliate of a Designating Party or any other individual or party that has a direct or indirect familial relationship with any Designating Party.

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

The Delug Voting Agreement became effective on June 12, 2019, and it will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Delug’s death. The definition of “Deemed Liquidation Event” in the Delug Voting Agreement is the same as the definition in the Restated Voting Agreement. In addition, the rights and obligations under the Delug Voting Agreement will terminate with respect to shares of capital stock sold by Mr. Delug in connection with any arm’s length transaction to a third-party that is not an affiliate of Mr. Delug or any other individual or party that has a direct or indirect familial relationship with Mr. Delug.

On December 1, 2020, 9830 Macarthur LLC (“9830”), one of the sellers of the Smash Assets, entered into a lock-up, voting and standstill agreement with us, pursuant to which 9830 agreed that until December 1, 2025, 9830 will, among other things, vote at each annual or special meeting of our stockholders all shares of common stock held by 9830 in accordance with the recommendations of our board of directors on each matter presented to our stockholders at such meeting.

On February 2, 2021, Healing Solutions, LLC (“Healing Solutions”), the seller of the Healing Solutions Assets, entered into a lock-up, voting and standstill agreement with us, pursuant to which Healing Solutions agreed that until August 2, 2021, Healing Solutions will, among other things, vote at each annual or special meeting of our stockholders all shares of common stock held by Healing Solutions in accordance with the recommendations of our board of directors on each matter presented to our stockholders at such meeting.

On February 9, 2021, each of our executive officers and members of our board of directors, in his or her capacity as a stockholder of us, entered into a voting agreement (collectively, the “Voting Agreements”) pursuant to which he or she agreed to vote, at an annual or special meeting of stockholders, all shares of common stock that he or she holds in favor of certain proposals, including proposals to issue shares of common stock in excess of the limitations imposed by Nasdaq Listing Standard Rule 5635(a) and/or 5635(d) pursuant to a warrant issued to High Trail SA on February 9, 2021 to purchase 750,000 shares of common stock, the December Note, the February Note, a warrant issued to High Trail ON on February 2, 2021 to purchase 469,931 shares of common stock and that certain Asset Purchase Agreement, dated February 2, 2021, by and among us and Truweo, LLC, as Purchaser, Healing Solutions, Jason R. Hope, and for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of shares of our capital stock to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. Our charter documents include the following provisions:

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
•

the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of stockholders or a hostile acquirer;

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
•

the requirement that a special meeting of stockholders may be called only by the board of directors, the chairperson of the board of directors, the chief executive officer or the president (in the absence of a chief executive officer) which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

•

advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the DGCL, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine; provided, that, this provision would not apply to suits brought to enforce a duty or liability created by the Securities Act, the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. These choices of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees. In addition, stockholders who do bring a claim in the Court of Chancery of the State of Delaware could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near Delaware. Furthermore, the enforceability of similar choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find these types of provisions to be inapplicable or unenforceable. If a court were to find the choice of forum provisions in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

Our management team continues to adapt to the additional demands of being a public company and still has limited experience managing a public company.

Our chief executive officer has limited experience managing a public company, interacting with public company investors and complying with the increasingly complex laws pertaining to public companies. Additionally, our management team, as a whole, is adapting to and learning how to efficiently manage being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These obligations and constituents require significant attention from our senior management, particularly from our chief executive officer, and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, operating results and financial condition.

General Risk Factors

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

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations subsequently implemented by the SEC, including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. Our compliance with these requirements increase our legal and financial compliance costs and make some activities more time consuming and costly. In addition, our management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company, as defined by the JOBS Act. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and maintain an internal audit function. We cannot predict or estimate the amount of additional costs we may incur as a result of operating as a public company or the timing of such costs.

We believe that being a public company makes it expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in our publicly-filed documents, our business and financial condition has become more visible, which may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and results of operations could be materially adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and materially adversely affect our business, financial condition and operating results.

Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, or theft of intellectual property, including digital content assets, which could adversely impact our business.

Our business is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to operate. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish our overall results.

Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems could experience directed attacks which may lead to interruptions and delays in our operations as well as loss, misuse or theft of personal information and other data, confidential information or intellectual property. Additionally, outside parties may attempt to induce employees or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data or intellectual property (including digital content assets), disrupt our operations, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems, but the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access.  There is no assurance that hackers may not have a material impact on our service or systems in the future. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated and may negatively impact our financial results. Any significant disruption to our service or access to our systems could result in a loss of sales and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition, and results of operations.

As a result of our failure to timely file certain financial statements relating to the Smash Assets, we are currently ineligible to file new short form registration statements on Form S-3 or to have resale registration statements declared effective in a timely manner, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all, or in the case of resale registration statements, could result in an event of default under our credit facilities or a breach of existing obligations to shareholders with registration rights.

Form S-3 permits eligible issuers to conduct registered offerings using a short form registration statement that allows the issuer to incorporate by reference its past and future filings and reports made under the Exchange Act. In addition, Form S-3 enables eligible issuers to conduct primary offerings “off the shelf” under Rule 415 of the Securities Act. The shelf registration process, combined with the ability to forward incorporate information, allows issuers to avoid delays and interruptions in the offering process and to access the capital markets in a more expeditious and efficient manner than raising capital in a standard registered offering pursuant to a Registration Statement on Form S-1. The ability to register securities for resale may also be limited as a result of the loss of Form S-3 eligibility.

The SEC rules required us to file certain financial statements relating to the Smash Assets (the “Smash Financial Statements”) no later than February 16, 2021. As of the date of the filing of this Annual Report, we have not yet filed the Smash Financial Statements, and are working diligently to file such financial statements. As a result of our failure to timely file the Smash Financial Statements, we are not currently permitted to use our existing registration statement on Form S-3. As a consequence, absent a waiver of the Form S-3 eligibility requirements, we are not permitted to sell all of the amount of our common stock or other securities we could otherwise sell, which could adversely affect our ability to run our operations and progress our product development programs. We also will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

Our inability to use Form S-3 may significantly impair our ability to raise necessary capital to run our operations and progress our product development programs. If we seek to access the capital markets through a registered offering during the period of time that we are unable to use Form S-3, we may be required to publicly disclose the proposed offering and the material terms thereof before the offering commences, we may experience delays in the offering process due to SEC review of a Form S-1 registration statement and we may incur increased offering and transaction costs and other considerations. Further we may be unable to have our Form S-1 registration statement, or any other resale registration statements that we are required to file, declared effective in the event that the Smash Financial Statements have not been filed. In the event we are unable to file such resale registration statements, and are unable to obtain a waiver, this would result in an event of default under our credit facilities and a breach of our obligations to shareholders who have registration rights, which could have a material adverse impact on our financial condition and business or could lead to substantial dilution. Disclosing a public offering prior to the formal commencement of an offering may result in downward pressure on our stock price. If we are unable to raise capital through a registered offering, we would be required to conduct our equity financing transactions on a private placement basis, which may be subject to pricing, size and other limitations imposed under the rules of The Nasdaq Stock Market LLC, or seek other sources of capital.

Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required Exchange Act reports after the Smash Financial Statements are filed, the earliest we would regain the ability to use Form S-3 is 12 months from the date we file the Smash Financial Statements.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2020, we had offices, including shared workspaces, in five locations.

Our New York office with approximately 5,200 square feet of space is our corporate headquarters and leased for a term of one year initially expiring in March 2021. In March 2021, we extended our New York office lease by two years. Our China office is leased for a term of two years expiring in June 2021 and our Poland office with approximately 5000 square feet of space is leased through July 2023.

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

Holders of Record

As of December 31, 2020, there were approximately 144 holders of record of our common stock.

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

Pursuant to the Amended and Restated Credit and Security Agreement, dated as of November 23, 2018, with MidCap Funding X Trust as Agent (“MidCap”) and the lenders party thereto, as amended (the “MidCap Credit Agreement”), we are prohibited from paying any dividends without the prior written consent of MidCap. Additionally, pursuant to the Note issued to High Trail on November 30, 2020, we are prohibited from paying any dividends without the prior written consent of High Trail. Further, pursuant to the convertible promissory note issued to High Trail Investments ON LLC (“High Trail ON”) on February 2, 2021, we are prohibited from paying any dividends without the prior written consent of High Trail ON.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report on Form 10-K regarding information about securities authorized for issuance under our equity compensation plans.

Item 6. Selected Financial Data.

We are not required to provide the information required under this item as per the amendments to Regulation S-K that eliminate Item 301 thereof.

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

Overview

Mohawk is a rapidly growing technology-enabled consumer products company that uses machine learning, natural language processing, and data analytics to design, develop, market and sell products.  Mohawk was founded on the premise that if a company selling consumer packaged goods was founded today, it would apply AI and machine learning, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics. Today, we predominantly operates through online retail channels such as Amazon and Walmart.

We have launched and sold hundreds of SKUs on e-commerce platforms. Through the success of a number of those products we have incubated our own brands. We also have recently started to purchase brands and products when we believe it is more advantageous.  Today, we own and operate eleven brands which sell products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), and health and beauty products. Our eleven brands include, hOmeLabs; Vremi, Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; and Spiralizer. On February 2, 2021, we acquired the assets of Healing Solutions, LLC, an online seller of essential oils.

Seasonality of Business and Product Mix

Our individual product categories are typically affected by seasonal sales trends primarily resulting from the timing of the summer season for certain of our environmental appliance products and the fall and holiday season for our small kitchen appliances and accessories. With our current mix of environmental appliances, the sales of those products tend to be significantly higher in the summer season. Further, our small kitchen appliances and accessories tend to have higher sales during the fourth quarter, which includes Thanksgiving and the December holiday season. As a result, our operational results and cash flows may fluctuate materially in any quarterly period depending on, among other things, adverse weather conditions, and changes in our product mix.

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

ii.

Sustain phase: Our goal is for every product we launch to enter the sustain phase and become profitable, with a target average of positive 15% net margin, within approximately three months of launch on average. Net margin primarily reflects a combination of manual and automated adjustments in price and marketing spend. Over time, our products benefit from economies of scale stemming from purchasing power both with manufacturers and with fulfillment providers.

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

To date, our operating results have included a mix of products in the launch and sustain phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving profitability at the company level while we continue to invest in growth and technology. During the second quarter of 2020, we changed how we procure and order products, including our products in the launch phase, by reducing the targeted inventory on hand. For products in the launch phase in particular, we have reduced our initial order quantities to reduce exposure related to product launches which do not meet expectations.  This reduced order quantity may impact the time needed for a product to reach the sustain phase and may increase the cost of online advertising and other promotional programs related to product launches, but we believe this reduces the working capital impact from product launches, including product launches which may not meet expectations. In addition, we may shift our focus towards launching a fewer number of products that we believe have larger addressable market opportunities.

The following table shows the number of launches of new products included in our net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year. The growth in our direct net revenue (i.e., direct-to-consumer sales) versus the comparable prior year period is the period over period growth of direct sales channel.

	Year-Ended December 31,
	2019	2020

Launches of new products	32	37
Growth in direct net revenue from direct sales versus comparable previous year period	61.3%	47.5%

Our growth in direct revenue can be impacted by the timing and the season in which products are launched.

Financial Operations Overview

Net Revenue

We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct-to-consumer sales (i.e. direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date. During the year-ended December 31, 2020, we began to sell PPE to certain states and local governments. PPE net revenue is typically recognized when the goods are delivered to the customer’s warehouse as the control of the products has transferred at that point.

Cost of Goods Sold— Cost of goods sold is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices, less expected disposal costs. The Office of the U.S. Trade Representative (“USTR”) has imposed additional tariffs on products imported from China. We contract manufacturers, predominantly in China, through purchase orders, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impact a significant number of our products. These increases may affect the way and the amount of product we order. For example, in late 2019 we increased our days of inventory on hand to delay the expected impact on increased cost of goods from tariffs and delay increasing pricing to our end customers until late summer 2020. Ultimately, these tariff increases were not implemented by USTR.  If tariff increases are enacted in the future, our pricing actions are intended to offset the full gross margin impact from such tariffs. However, there are no assurances that these pricing actions will not reduce customer orders tariffs are implemented in the future. Further, we can provide no assurances that future tariff increases will not be enacted.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses—Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., FBM, or through e-commerce platform service providers, i.e., fulfillment by Amazon

(“FBA”). After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. In the first quarter of 2020 we added five FBM warehouses to our direct fulfillment platform, enabling FBM One Day Prime delivery for sales through Amazon, for approximately 76% of the U.S., based on our sales history.  Expanding our third-party warehouse locations to have greater geographic reach, reduces the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decreases, prior to the impacts in shipping providers rates.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees and other general overhead costs, including the costs of being a public company.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loan, and includes amortization of deferred finance costs and debt discounts from our credit facility with MidCap (the “Credit Facility”), our term loan with Horizon, which was refinanced on December 1, 2020 through a new term loan with High Trail. Also included in interest expense is the net interest and amortization of deferred finance costs, warrant and debt discounts from our term loan with High Trail.

Inflation and Changing Prices

We believe that inflation and changing prices have had an immaterial effect on our net revenue or our business, financial condition or results of operations during the years-ended December 31, 2019 and 2020.

Non-GAAP Financial Measures

We believe that our financial statements and the other financial data included in this Annual Report on Form 10-K have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the United States (“GAAP”). However, for the reasons discussed below, we have presented certain non-GAAP measures herein.

We have presented the following non-GAAP measures to assist investors in understanding our core net operating results on an on-going basis: (i) Contribution Margin; (ii) Contribution margin as a percentage of net revenue; (iii) Adjusted EBITDA; and (iv) Adjusted EBITDA as a percentage of net revenue. These non-GAAP financial measures may also assist investors in making comparisons of our core operating results with those of other companies.

As used herein, Contribution margin represents operating loss plus general and administrative expenses, research and development expenses, fixed sales and distribution expenses, changes in fair-market value of earn-outs and amortization of inventory step-up from acquisitions (included in cost of goods sold). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), changes in fair-market value of warrant liability, professional fees related to acquisitions, loss from extinguishment of debt and other expenses, net.  As used herein, Adjusted EBTIDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

•	changes in cash requirements for our working capital needs; or
•	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold).

Additionally, Adjusted EBITDA excludes non-cash expense for stock-based compensation, which is and is expected to remain a key element of our overall long-term incentive compensation package.

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expense necessary to operate our business;
•	research and development expenses necessary for the development, operation and support of our software platform;
•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or
•	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold).

	Year-Ended December 31,
	2019	2020
	(in thousands, except percentages)
Contribution margin	$2,489	$25,123
Contribution margin as a percentage of net revenue	2.2%	13.5%
EBITDA	$(54,191)	$(57,547)
Adjusted EBITDA	$(19,469)	$2,494
Adjusted EBITDA as a percentage of net revenue	(17.0)%	1.3%

Contribution Margin

Contribution margin represents operating loss plus general and administrative expenses, research and development expenses, fixed sales and distribution expenses, changes in fair-market value of earn-outs and amortization of inventory step-up from acquisitions (included in cost of goods sold). Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. The following table provides a reconciliation of Contribution margin to operating loss, which is the most directly comparable financial measure presented in accordance with GAAP (in thousands, except percentages):

	Year-Ended December 31,
	2019	2020
Operating loss	$(54,333)	$(34,751)
Add:
General and administrative expenses	33,506	30,631
Research and development expenses	10,661	8,130
Sales and distribution fixed expenses, including stock-based compensation expense	12,655	7,799
Change in fair value of contingent earn-out liabilities	—	12,731
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	—	583
Contribution margin	$2,489	$25,123
Contribution margin as a percentage of net revenue	2.2%	13.5%

Adjusted EBITDA

EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense.  Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), change in fair-market value of warrant liability, professional fees related to acquisitions, loss from extinguishment of debt and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP (in thousands, except percentages):

	Year-Ended December 31,
	2019	2020
Net loss	$(58,789)	$(63,126)
Add (deduct)
Provision for income taxes	29	48
Interest expense	4,386	4,979
Depreciation and amortization	183	552
EBITDA	(54,191)	(57,547)
Other Income (expense), net	41	(27)
Loss on extinguishment of debt	—	2,037
Change in fair value of contingent earn-out liabilities	—	12,731
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	—	583
Change in fair value of warrant liability	—	21,338
Professional fees related to acquisitions	—	663
Stock-based compensation	34,681	22,716
Adjusted EBITDA	$(19,469)	$2,494
Adjusted EBITDA as a percentage of net revenue	(17.0)%	1.3%

Results of Operations

Comparison of Years-Ended December 31, 2019 and 2020

The following table summarizes our results of operations for the years-ended December 31, 2019 and 2020, together with the changes in those items in dollars and percentages (in thousands, except percentages):

	Year-Ended December 31,		Change
	2019	2020	Amount	%
Net revenue	$114,451	$185,704	$71,253	62.3%
Cost of goods sold	69,411	100,958	31,547	45.4
Gross profit	45,040	84,746	39,706	88.2
Sales and distribution expenses (1)	55,206	68,005	12,799	23.2
Research and development expenses (1)	10,661	8,130	(2,531)	(23.7)
General and administrative expenses (1)	33,506	30,631	(2,875)	(8.6)
Change in fair value of contingent earn-out liabilities	—	12,731	12,731	100
Total operating expenses	99,373	119,497	20,124	20.3
Operating loss	(54,333)	(34,751)	19,582	(36.0)
Interest expense, net	4,386	4,979	593	13.5
Loss on extinguishment of debt	—	2,037	2,037	100
Change in fair market value of warrant liability	—	21,338	21,338	100
Other (income) expense, net	41	(27)	(68)	(165.9)
Loss before income taxes	(58,760)	(63,078)	(4,318)	7.3
Provision for income taxes	29	48	19	65.5
Net loss	$(58,789)	$(63,126)	$(4,337)	7.4%

(1)Amounts include stock-based compensation expense as follows (in thousands, except percentages):

	Years-Ended December 31,		Change
	2019	2020	Amount	%
Sales and distribution expenses	$7,358	$2,533	$(4,825)	(65.6)%
Research and development expenses	5,711	3,965	(1,746)	(30.6)%
General and administrative expenses	21,612	16,218	(5,394)	(25.0)%
Total stock-based compensation expense	$34,681	$22,716	$(11,965)	(34.5)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Year-Ended December 31,
	2019	2020
Net revenue	100.0%	100.0%
Cost of goods sold	60.6	54.4
Gross margin	39.4	45.6
Sales and distribution expenses	48.2	36.6
Research and development expenses	9.3	4.4
General and administrative expenses	29.3	16.5
Change in fair value of contingent earn-out liabilities	0.0	6.9
Total operating expenses	86.8	64.4
Operating loss	(47.4)	(18.8)
Interest expense, net	3.8	2.7
Loss on extinguishment of debt	0.0	1.1
Change in fair market value of warrant liability	0.0	11.5
Other (income) expense, net	0.0	0.0
Loss before income taxes	(51.2)	(34.1)
Provision for income taxes	0.0	0.0
Net loss	(51.2)%	(34.1)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories (in thousands, except percentages):

	Year-Ended December 31,		Change
	2019	2020	Amount	%
Direct	$111,358	$164,218	$52,860	47.5%
Wholesale	1,408	20,150	18,742	1331.1%
PaaS	1,685	1,336	(349)	(20.7)%
Net revenue	$114,451	$185,704	$71,253	62.3%

Net revenue increased $71.3 million, or 62.3%, to $185.7 million during the year-ended December 31, 2020 compared to $114.5 million for the year-ended December 31, 2019. The increase in net revenue was primarily attributable to increased direct sales volume of $52.8 million, or a 47.5% increase, which increased due to increased pricing, growth in our existing sustain product portfolio, including the impact of products released in the second half of 2019, new product launches in 2020 and new products obtained through acquisitions. We also saw an increase in wholesale revenue of $18.7 million versus the prior year primarily from the sale of PPE in 2020. Finally, we saw a decrease in PaaS revenue of $0.3 million in 2020.

	Year-Ended December 31,
	2019	2020
	(in thousands)
Heating, cooling and air quality	$58,025	$78,424
Kitchen appliances	26,917	29,711
Health and beauty	14,948	26,070
Personal protective equipment	—	15,488
Cookware, kitchen tools and gadgets	6,898	14,868
Home office	172	7,669
Housewares	3,206	3,277
Other	2,600	8,861
Total net product revenue	112,766	184,368
PaaS	1,685	1,336
Total net revenue	$114,451	$185,704

Heating, cooling and air quality products accounted for $58.0 million in net revenue in 2019 and accounted for $78.4 million in net revenue for 2020, an increase of $20.4 million versus 2019 from new products launched and growth in our existing products. We continued to expand our kitchen appliances products, which increased $2.7 million in net revenue compared to 2019.

We started selling health and beauty products in 2019 which generated $14.9 million in net revenue for 2019 and accounted for $26.0 million in net revenue in 2020. This increase of $11.1 million came from new products launched, growth in our existing products and new products obtained through acquisitions. We started selling PPE in 2020 which generated $15.5 million in net revenue for 2020. Net revenue from cookware, kitchen tools and gadgets increased approximately $8.0 million year-over-year from new products launched, growth in our existing products and new products obtained through acquisitions.

Cost of Goods Sold and Gross Margin

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$69,411	$100,958	$31,547	45.4%
Gross profit	$45,040	$84,746	$39,706	88.2%

The increase in cost of goods sold was primarily attributable to increased sales volume due to growth in our existing product portfolio and impact of products launched during the year in 2020, and new products obtained through acquisitions and was partially offset by volume discounts received from manufacturers. Included in the year-ended December 31, 2020 cost of goods sold includes approximately $0.6 million of amortization of inventory step-up from acquisition valuations.

Gross margin increased to 45.6% for the year-ended December 31, 2020 compared to 39.4% for the year-ended December 31, 2019. The improvement in gross margin was due to a decrease in overall cost of product per unit as a result of increased sales prices and improved pricing from our manufacturers including favorable volume discounts.

Sales and Distribution Expenses

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$55,206	$68,005	$12,799	23.2%

Sales and distribution expenses increased by $12.8 million from $55.2 million for the year-ended December 31, 2019 to $68.0 million for the year-ended December 31, 2020. The increase in sales and distribution expenses for the year-ended December 31, 2020 compared to the prior year period was primarily attributable to the increase in the volume of products sold for the year-ended December 31, 2020. Our sales and distribution fixed costs (i.e., salary and office expenses) decreased slightly to $5.2 million for the year-ended December 31, 2020 from $5.3 million for the year-ended December 31, 2019, as we relocated certain operation and marketplace functions to lower cost regions. Sales and distribution expenses for the year-ended December 31, 2020 also included a decrease in stock-based compensation expense of $4.9 million as compared to $2.5 million from $7.4 million as compared to the prior year period due to expense reversals from the termination of certain employees whose equity award grants did not vest and the completion of vesting of certain equity award grants during the period which are no longer expensed.

As a percentage of net revenue, sales and distribution expenses decreased to 36.6% in the year-ended December 31, 2020 from 48.2% in the year-ended December 31, 2019. Online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 32.4% in the year-ended December 31, 2020 as compared to 37.1% in the year-ended December 31, 2019. This decrease was due to our warehouse expansion, which has reduced last mile shipping costs due to shorter distances and improved pricing with our delivery partners, which took effect in April 2020. We believe that e-commerce customers prefer to have delivery of their purchases as soon as possible (i.e., in one day). In an effort to deliver products as soon as possible, while managing our logistics spend, we fulfill product sales ourselves by leveraging our direct fulfillment platform (i.e., FBM) through third-party warehouses, instead of fulfilling through e-commerce platform service providers (i.e., FBA), which enables us to reduce our logistics spend and improve our product unit economics, especially on oversized goods. During the year-ended December 31, 2020, we added five third-party FBM warehouses to our direct fulfillment platform, enabling One Day Prime delivery for approximately 76% of the United States, based on our sales history.  Expanding our third-party warehouse locations to have greater geographic reach, reduces the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decreases, subject to changes with respect to shipping providers’ rates.

Research and Development Expenses

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Research and development expenses	$10,661	$8,130	$(2,531)	-23.7%

The decrease in research and development expenses was attributable to a decrease of stock-based compensation expense of $1.7 million due to the expensing of certain new equity awards granted after June 2019 which vested during the year-ended December 31, 2020 and a decrease in fixed costs of $0.8 million as we continue to centralize our research and development facilities primarily into Poland.

General and Administrative Expenses

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$33,506	$30,631	$(2,875)	-8.6%

The decrease in general and administrative expenses was primarily attributable to a decrease in stock-based compensation expense of $5.4 million due to the completion of vesting of certain equity award grants during the period which are no longer expensed.  This decrease was offset by an increase in insurance costs, primarily directors’ and officers’ liability insurance, professional fees and headcount expenses of $2.2 million, which increased because we were a public company for the full twelve months of 2020 versus six months in 2019.

Change in fair value of contingent earn-out liabilities

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$—	$12,731	$12,731	100.0%

The increase in change in fair value of contingent earn-out liabilities was related to our acquisitions, which include re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the increase of our share price since the date of each acquisition.

Interest expense, net

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Interest expense	$4,386	$4,979	$593	13.5%

The decrease in interest expense was primarily related to lower average borrowings under the Credit Facility.

Loss on extinguishment of debt

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$2,037	$2,037	100.0%

The increase is attributable to the payment and termination of the Horizon term loan, which resulted in $2.0 million in loss on extinguishment of debt consisting of unamortized deferred finance costs.

Change in fair market value of warrant liability

	Year-Ended December 31,		Change
	2019	2020	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$—	$21,338	$21,338	100.0%

The increase is attributable to the issuance of the warrant in connection with the Note and the change in the fair value of warrant liability for the year-ended December 31, 2020, which was primarily driven by the increase of our share price since the issuance of the Warrant.

Liquidity and Capital Resources

Cash Flows for Years-Ended December 31, 2019 and 2020

The following table provides information regarding our cash flows for the years-ended December 31, 2019 and 2020, respectively (in thousands):

	Year- Ended December 31,
	2019	2020
Cash (used in) provided by operating activities	$(25,200)	$6,091
Cash used in investing activities	(1,284)	(39,054)
Cash provided by financing activities	36,566	32,319
Effect of exchange rate on cash	(1)	(48)
Net change in cash and restricted cash for period	$10,081	$(692)

Net Cash Used in Operating Activities

Net cash used in operating activities was $25.2 million for the year-ended December 31, 2019, resulting from our net cash losses from operations of $22.5 million, compounded by cash used in working capital of $2.7 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net cash provided by operating activities was $6.1 million for the year-ended December 31, 2020, resulting from our net cash losses from operations of $2.4 million, offset by cash from working capital of $8.5 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year-ended December 31, 2019 was primarily from the acquisition of the Aussie Health Assets for $1.2 million.

Net cash used in investing activities for the year-ended December 31, 2020 was primarily from the acquisition of Truweo Assets for $14.0 million and Smash Assets for $25.0 million.

Net Cash Provided by Financing Activities

For the year-ended December 31, 2019, cash provided by financing activities of $36.6 million was primarily from the net proceeds of our initial public offering of $30.6 million, net proceeds from insurance financing of $1.0 million and $5.0 million in credit facility borrowings net of payments related to debt issuance costs.

For the year-ended December 31, 2020, cash provided by financing activities of $32.3 million was primarily from the net proceeds of our August 2020 underwritten public offering of $23.4 million and borrowings from the High Trail term loan, net of $35.8 million, which was offset by net repayments on the Credit Facility of $10.1 million and repayments of the Horizon Term Loan of $16.0 million.

Sources of Liquidity

We are an early-stage growth company. Accordingly, we endeavor to continuously invest in the launch of new products, the development of our software, and the expansion of our sales and distribution infrastructure in order to accelerate revenue growth and scale operations to support such growth.  We also intend to pursue growth through strategic acquisitions of digital native brands that have the potential to be quickly on-boarded onto our e-commerce platform. Our liquidity is materially influenced by the level of investment in our inventory and other working capital items; the size and number of acquisitions we close in any given period; and the availability of financing as described below.

Our principal sources of liquidity since inception have been through equity issuances, debt and cash flows from operations. Further, our recent acquisitions have been financed through a combination of cash on-hand or issuances of equity and/or debt. We believe we will continue to use such methods to finance future acquisitions.

As of December 31, 2020, we had $26.7 million of cash and cash equivalents. Our forecasts, which include cash flows from our recent acquisitions, anticipate we will continue to produce positive operating cash flows and we expect to maintain compliance with our financial covenants.

MidCap Credit Facility and Term Loan

On November 23, 2018, we exited a credit facility with MidCap and entered into the Credit Facility, which was a three-year $25.0 million revolving credit facility. The Credit Facility could be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of our eligible accounts receivable and eligible inventory. The Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. We are required to pay a facility availability fee of 0.5% on the average unused portion of the facility. On December 1, 2020, we entered into an amendment with MidCap (the “Amendment”) to the MidCap Credit Agreement, (i) providing for a $30.0 million revolving credit facility which can be increased, subject to certain conditions, to $50.0 million, (ii) permitting the incurrence of certain debt under certain conditions and restrictions, including the Note, (iii) permitting certain payments to High Trail as required under the Note, (iv) permitting the acquisition of the Smash Assets, and (v) extending the MidCap Credit Agreement to November 23, 2022. As of December 31, 2020, there was $12.9 million outstanding under the Credit Facility and an available balance of approximately $1.4 million. We were in compliance with the financial covenants contained within the Credit Facility as of December 31, 2020.

Horizon Term Loan

On December 1, 2020, we paid off all obligations under the $15.0 million Horizon Term Loan and all obligations owed under the Horizon Term Loan Agreement were terminated.  During the year ended December 31, 2020, total repayments were $16.0 million including the payoff of $14.1 million, which included a prepayment fee in an amount equal to 3% of the outstanding principal balance of the Horizon Term Loan, or $0.3 million.

High Trail Term Loan

On December 1, 2020, we refinanced our existing term loan with Horizon through the issuance of the Note to High Trail SA. We received gross proceeds of $38.0 million in exchange for the issuance to High Trail SA of the Note with an aggregate principal amount of $43.0 million (the “High Trail Loan”).  The High Trail Loan will be repaid over 24 equal monthly cash payments of $1.8 million.

In connection with the Note, we issued to High Trail the Warrant to purchase an aggregate of 2,864,133 shares of our common stock at an exercise price of $9.01 per share (the “Warrant”). The Warrant initially provided that it would be exercisable on June 1, 2021, expire five years from the date of issuance and would be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant, in which case the Warrant would also be exercisable on a cashless exercise basis at High Trail’s election. The Warrant included a provision that provided us with the right to require High Trail to exercise the Warrant if the price of our common stock exceeds 200% of the exercise price of the Warrant for 20 consecutive trading days and certain other conditions are satisfied. We utilized the Monte-Carlo Simulation model to determine the fair value of the Warrant. The fair value of the Warrant on issuance was $10.5 million, which has been recorded as a debt discount against the High Trail Loan. We were in compliance with the financial covenants contained within the High Trail Loan as of December 31, 2020.

We intend to refinance all of our currently outstanding debt, including the High Trail Loan, the MidCap Credit Facility and subsequent debt issued to High Trail related to the Healing Solution acquisition (the “Refinancing”). The new senior secured note is expected to have an 8% annual interest rate payable in cash on a quarterly basis with a three-year maturity and will provide for the issuance to the institutional lender of a warrant to purchase additional shares of our common stock in an amount to be determined at the closing of the Refinancing. The Refinancing is expected to close in April 2021, and is subject to entry into definitive documentation and other customary closing conditions.

Contingent earn-out liability considerations

As part of the acquisition of the Smash Assets, the sellers are entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. Earn-out payments will be due to the sellers for year one, or calendar year 2021, and year two, or calendar year 2022. During the year-ending December 31, 2021 (year one of the earn-out), the earn-out payment will be calculated based on the contribution margin generated on certain products for an amount equal to $1.67 for every $1.00 of such contribution margin that is greater than $15.5 million and less than or equal to $18.5 million. Such earn-out payment cannot exceed $5.0 million. During the year-ending December 31, 2022 (year two of the earn-out), the earn-out payment will be calculated based on the contribution margin generated on certain products for an amount in excess of $15.5 million for each $0.5 million of such contribution that is subject to a cap of $27.5 million. Such earn-out payment will be an amount in cash equal to the value of 100,000 shares of Common Stock multiplied by the average of the volume-weighted average closing price per share of Common Stock, as reported on Nasdaq for the 30 consecutive trading days ending on December 31, 2022.

As of December 1, 2020, the acquisition date, the initial fair value amount of the earn-out payment was appropriately $9.8 million. During the year-ended December 31, 2020, the fair value amount of this earn-out payment was approximately $22.5 million which includes a change of fair value impact of approximately $12.7 million.

Warrant Liability

As of December 1, 2020, the initial fair value of the Warrant on issuance was $10.5 million, which has been recorded as a debt discount against the High Trail Term Loan. During the year-ended December 31, 2020, the fair value amount of this warrant liability was approximately $31.8 million which includes a change of fair value impact of approximately $21.3 million.

COVID-19 Pandemic

On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventive and precautionary measures that we, other businesses and governments are taking, continues to evolve as of the date of this report. As such, the future impact on our personnel, business and global operations, and our suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the COVID-19 pandemic, it is possible that any and every aspect of our value chain could be disrupted, and such impact could have a material adverse impact on our business, financial condition, operating results and prospects. For example, we may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory into our third-party warehouses or ship or sell products to customers, in each case on a timely basis or at all. We may also be unable to forecast demand for our products during the pendency of this pandemic and may experience a substantial decrease in the demand for our products, most of which are considered not essential. In addition, the majority of our personnel are currently working remotely, which creates challenges in the way we operate our business, including, but not limited to, how we test products and our ability to meet reporting obligations. Our ability to execute our operations could be impacted if any of our key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity.  Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.

During the second quarter of 2020, we preserved our liquidity and capital resources through various actions, which included delaying and negotiating the delay of payments to certain vendors, and the effect of such actions did not have an adverse impact on our business, including our relationships with these vendors. Our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and accordingly we rely on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans.

The COVID-19 pandemic began to have an unfavorable impact on us, including our key manufacturing partners, in January 2020. Substantially all of our products are sourced and manufactured in China, including new products that we expect to launch during 2021. In addition, we rely on our team in Shenzhen for a number of functions relating to product sourcing and development, among other things. Our key manufacturing partner in China re-opened its facilities as of February 10, 2020 and reached and maintained over 90% capacity since early March 2020.

To date we have had few material overall negative impacts to our business and operations from the COVID-19 pandemic. As reported, we have seen 47.5% growth in our net revenue from direct sales for the year-ended December 31, 2020 versus the prior year. The shift of consumer spending from traditional retail to online spending has increased dramatically due to the COVID-19 pandemic. This has benefited us as historically over 90% of our revenues come from the sale of products online in the U.S. and we believe this shift to increased online consumer spending will continue even after the COVID-19 pandemic ends. Our investments in our infrastructure and software and our expansion of our third-party warehousing network have also allowed us to continue to deliver our products, even when Amazon itself limited its delivery services. We have had no material impacts to our vendor or other business relationships to date as we, in certain circumstances, have negotiated improved credit and other terms. Further, to our knowledge, to date, none of our key operations vendors has had any material negative impacts related to COVID-19 or changes that have negatively affected our business, our borrowing capabilities or financial covenants. During the first half 2021, we are expecting some impacts to our margins as it relates to increased international freight demands, lack of ship containers and general international freight congestion due to the continued increase demand of goods being sold on ecommerce marketplaces. Further, we expect to see increases in last mile shipping costs as shipping providers continue to see increased demand due to the increase of goods sold on ecommerce marketplaces which stresses their delivery networks. We believe these short-term increases in cost to be directly related to COVID-19 pandemic.

Though the COVID-19 pandemic is fluid and we are expecting certain short-term impacts in early 2021, we believe at this time that our business will continue to minimize the impact from this current pandemic given our ability to work remotely, continued consumer demand for products on e-commerce channels and the business continuity plans of our key manufacturing partners and other vendors. We believe this combination of factors may help to mitigate risk from the COVID-19 pandemic.

Off-Balance Sheet Arrangements and Variable Interest Entities

We do not currently have any off-balance sheet arrangements and did not have any such arrangements during the years-ended December 31, 2019 and 2020. We have not entered any off-balance sheet arrangements during the year-ended December 31, 2020 and do not have any holdings in variable interest entities.

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We derive our revenue from the sale of consumer products. We sell our products directly to consumers through online retail channels and through wholesale channels. For direct-to-consumer sales, we consider customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed through third-party online channels. For wholesale sales, we consider the customer purchase order to be the contract. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at shipment date. As a result, we have a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. Our refund liability for sales returns was $0.5 million and $0.5 million at December 31, 2019 and 2020, respectively, which is included in accrued liabilities and represents the expected value of the refund that will be due to our customers.

Warrant Liability—The fair values of the outstanding warrants were measured using the Monte Carlo Simulation model. Due to the complexity of the warrants issued, we use an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.  Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warranty line item on the statement of operations.

Accounting for contingent consideration—Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management’s assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

Accounting for Business Combinations—We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed, based upon their estimated fair values at the acquisition date. These fair values are typically estimated with assistance from independent valuation specialists. The purchase price allocation process requires us to make significant estimates and assumptions, especially at the acquisition date with respect to intangible assets, contractual support obligations assumed, contingent consideration arrangements, and pre-acquisition contingencies.

Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain.

Examples of critical estimates in valuing certain of the intangible assets we have acquired or may acquire in the future include but are not limited to:

•	future expected cash flows from product sales or other customer contracts;
•	expected costs of fulfillment including marketing, warehousing and product sales;
•	the acquired company’s brand and competitive position, as well as assumptions about the period of time the acquired brand will continue to be used in the combined company’s product portfolio;
•	cost of capital and discount rates; and
•	estimating the useful lives of acquired assets as well as the pattern or manner in which the assets will amortize.

Inventory and cost of goods sold—Our inventory consists almost entirely of finished goods. We currently record inventory on our balance sheet on a first-in first-out basis, or net realizable value, if it is below our recorded cost. Our costs include the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from our manufacturers to our warehouses, as applicable.

The “Cost of goods sold” line item in the consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, it bases its estimates on expected future selling prices less expected disposal costs.

JOBS Act

In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107 of the JOBS Act provides that an “emerging growth company” (“EGC”) can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act of 1933, as amended, for complying with new or revised accounting standards. We have elected to avail ourselves of this exemption and, as a result, our financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies. Section 107 of the JOBS Act provides that we can elect to opt out of the extended transition period at any time, which election is irrevocable.

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

We will remain an EGC until the earlier of (i) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or December 31, 2024; (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the previous three years; or (iv) the date on which we are deemed to be a large accelerated filer under the rules of the Securities and Exchange Commission (the “SEC”) (i.e., the first day of the fiscal year after we have (1) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, (2) been public for at least 12 months, and (3) are not eligible to be deemed a “smaller reporting company” because we do not meet the revenue test of the definition of “smaller reporting company”, which includes an initial determination that our annual revenues are more than $100.0 million for the most recently completed fiscal year).

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

Adopted Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expands the scope of ASC Topic 718, Compensation— Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The new guidance was adopted on January 1, 2020 with no material impact on the consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (loss). The new guidance was adopted on January 1, 2020 with no material impact on the consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC Topic 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The new guidance was adopted on January 1, 2020 with no material impact on the consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and it will be effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. While we have not completed its evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes. This ASU provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. This standard is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022 with early adoption permitted. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our consolidated financial statements.

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

In addition, we have outstanding debt under the MidCap Credit Agreement that bears interest. As of December 31, 2020, our outstanding indebtedness under the Credit Facility was $12.9 million, which bears interest at a rate of LIBOR plus 5.75%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest. The High Trail Loan is at a fixed rate and as such we are not exposed to interest rate effects for that loan.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than less than 1% of our net revenue for the years-ended December 31, 2019 and 2020. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years-ended December 31, 2019 and 2020.

Item 8. Financial Statements and Supplementary Data.

MOHAWK GROUP HOLDINGS, INC.

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Year-Ended December 31, 2019 and 2020	F-33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Mohawk Group Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mohawk Group Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 16, 2021

We have served as the Company’s auditor since 2017.

* * * * * *

MOHAWK GROUP HOLDINGS, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2019	December 31, 2020
ASSETS
CURRENT ASSETS:
Cash	$30,353	$26,718
Accounts receivable—net	1,059	5,747
Inventory	36,212	31,582
Prepaid and other current assets	5,395	11,111
Total current assets	73,019	75,158
PROPERTY AND EQUIPMENT—net	175	169
GOODWILL AND OTHER INTANGIBLES—net	1,055	78,778
OTHER NON-CURRENT ASSETS	175	3,349
TOTAL ASSETS	$74,424	$157,454
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$21,657	$12,190
Accounts payable	21,064	14,856
Term loan	3,000	21,600
Seller notes	—	16,231
Contingent earn-out liability	—	1,515
Accrued and other current liabilities	7,505	8,340
Total current liabilities	53,226	74,732
OTHER LIABILITIES	4	1,841
CONTINGENT EARN-OUT LIABILITY	—	21,016
TERM LOANS	10,467	36,483
Total liabilities	63,697	134,072
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 17,736,649 shares outstanding at December 31, 2019; 500,000,000 shares authorized and 27,074,791 shares outstanding at December 31, 2020	2	3
Additional paid-in capital	140,477	216,305
Accumulated deficit	(129,809)	(192,935)
Accumulated other comprehensive income	57	9
Total stockholders’ equity	10,727	23,382
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$74,424	$157,454
See notes to consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year-Ended December 31,
	2019	2020
NET REVENUE	$114,451	$185,704
COST OF GOODS SOLD	69,411	100,958
GROSS PROFIT	45,040	84,746
OPERATING EXPENSES:
Research and development	10,661	8,130
Sales and distribution	55,206	68,005
General and administrative	33,506	30,631
Change in fair value of contingent earn-out liabilities	—	12,731
TOTAL OPERATING EXPENSES:	99,373	119,497
OPERATING LOSS	(54,333)	(34,751)
INTEREST EXPENSE, NET:
Interest expense, net	4,386	4,979
Loss on extinguishment of debt	—	2,037
Change in fair market value of warrant liability	—	21,338
TOTAL INTEREST EXPENSE, NET:	4,386	28,354
OTHER (INCOME) EXPENSE— net	41	(27)
LOSS BEFORE INCOME TAXES	(58,760)	(63,078)
PROVISION FOR INCOME TAXES	29	48
NET LOSS	$(58,789)	$(63,126)
Net loss per share, basic and diluted	$(4.35)	$(3.68)
Weighted-average number of shares outstanding, basic and diluted	13,516,844	17,167,999

See notes to consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year-Ended December 31,
	2019	2020
NET LOSS	$(58,789)	$(63,126)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	17	(48)
Other comprehensive income (loss)	17	(48)
COMPREHENSIVE LOSS	$(58,772)	$(63,174)

See notes to consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(58,789)	—	(58,789)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019, net of professional fees and offering costs	3,600,000	1	29,446	—	—	29,447
Issuance of 84,975 shares of restricted common stock in August 2019 (see Note 11)	84,975	—	—	—	—	—
Issuance of 74,510 shares of restricted common stock in November 2019 and forfeiture of 48,520 shares of restricted common stock	25,990					—
Stock-based compensation	—	—	34,681	—	—	34,681
Exercise of stock options	487	—	2	—	—	2
Other comprehensive income	—	—	—	—	17	17
BALANCE—December 31, 2019	17,736,649	$2	$140,477	$(129,809)	$57	$10,727
Net loss	—	—	—	(63,126)	—	(63,126)
Issuance of 439,145 shares of restricted common stock on March 12, 2020	439,145	—	—	—	—	—
Forfeiture of 371,329 shares of restricted common stock	(371,329)	—	—	—	—	—
Forfeiture of 134,366 shares of restricted common stock	(134,366)	—	—	—	—	—
Issuance of 134,364 shares of restricted common stock	134,364	—	—	—	—	—
Issuance of 3,860,710 shares of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,860,710	—	23,416	—	—	23,416
Issuance of 10,000 shares of restricted common stock on July 13, 2020	10,000	—	49	—	—	49
Issuance of 95,500 shares of restricted common stock on July 20, 2020	95,500	—	—	—	—	—
Issuance of 22,700 shares of restricted common stock on September 30, 2020	22,700	—	—	—	—	—
Issuance of 25,000 warrants on August 18, 2020	—	—	204	—	—	204
Issuance of 90,000 shares of restricted common stock on August 10, 2020	90,000	—	760	—	—	760
Issuance of 90,000 shares of restricted common stock on November 16, 2020	90,000	—	659	—	—	659
Issuance of 4,220,000 shares of common stock in connection with asset purchase agreement	4,220,000	1	29,076	—	—	29,077
Issuance of 890,000 shares of restricted common stock on December 14, 2020	890,000	—	—	—	—	—
Issuance of 23,500 shares of restricted common stock on December 17, 2020	23,500	—	—	—	—	—
Shares of common stock retired in connection with vesting	(42,779)	—	(150)	—	—	(150)
Stock-based compensation	—	—	21,770	—	—	21,770
Exercise of stock options	10,697	—	44	—	—	44
Other comprehensive loss	—	—	—	—	(48)	(48)
BALANCE—December 31, 2020	27,074,791	$3	$216,305	$(192,935)	$9	$23,382

See notes to consolidated financial statements.

MOHAWK GROUP HOLDINGS, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year-Ended December 31,
	2019	2020
OPERATING ACTIVITIES:
Net loss	$(58,789)	$(63,126)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	183	552
Provision for sales returns	134	92
Amortization of deferred financing cost and debt discounts	1,218	2,245
Stock-based compensation	34,681	22,716
Allowance for doubtful accounts	35	—
Other	59	—
Loss from extinguishment of Horizon term loan	—	1,065
Loss from increase of contingent liabilities	—	12,731
Change in fair value of warrants	—	21,338
Changes in assets and liabilities:
Accounts receivable	309	(4,703)
Inventory	(5,360)	18,659
Prepaid and other current assets	(1,004)	1,513
Accounts payable, accrued and other liabilities	3,334	(6,991)
Cash (used in) provided by operating activities	(25,200)	6,091
INVESTING ACTIVITIES:
Purchase of fixed assets	(114)	(89)
Purchase of Aussie Health Co. assets	(1,176)	—
Purchase of Truweo assets	—	(13,965)
Purchase of Smash assets	—	(25,000)
Proceeds on sale of fixed assets	6	—
Cash used in investing activities	(1,284)	(39,054)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	36,000	—
Issuance costs from initial public offering	(5,446)	—
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	—	23,416
Repayments on note payable to Aussie Health Co.	—	(207)
Proceeds from exercise of stock options	—	44
Tax paid in connection with RSAs	—	(150)
Borrowings from MidCap credit facility	98,663	123,633
Repayments from MidCap credit facility	(92,165)	(133,782)
Debt issuance costs from MidCap credit facility	(581)	—
Debt issuance costs from Horizon term loan	(900)	—
Repayments for Horizon term loan	—	(15,990)
Borrowings from High Trail term loan	—	38,000
Debt issuance costs High Trail term loan	—	(2,207)
Insurance financing proceeds	3,833	2,660
Insurance obligation payments	(2,783)	(3,066)
Capital lease obligation payments	(55)	(32)
Cash provided by financing activities	36,566	32,319
EFFECT OF EXCHANGE RATE ON CASH	(1)	(48)
NET CHANGE IN CASH AND RESTRICTED CASH FOR THE YEAR	10,081	(692)
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	20,708	30,789
CASH AND RESTRICTED CASH AT END OF YEAR	$30,789	$30,097
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$30,353	$26,718
RESTRICTED CASH—Prepaid and other current assets	307	3,250
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$30,789	$30,097
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,201	$2,787
Cash paid for taxes	$21	$46
Non-cash barter exchange of inventory for advertising credits	$—	$3,352
Non-cash consideration paid to contractors	$—	$1,672
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity fundraising costs not paid	$160	$—
Debt issuance costs not paid	$—	$142
Original issue discount	$—	$5,000
Discount of debt relating to warrants issuance	$—	$10,483
Notes payable related to acquisitions	$195	$18,073
Issuance of common stock in connection with acquisition	$—	$29,075
Fair value of contingent consideration	$—	$9,800

See notes to consolidated financial statements.

Mohawk Group Holdings, Inc.

Notes to consolidated financial statements

FOR THE YEARS-ENDED DECEMBER 31, 2019 and 2020

(In thousands, except share and per share data)

1.ORGANIZATION AND DESCRIPTION OF BUSINESS

Mohawk Group Holdings, Inc., and its subsidiaries (“Mohawk” or the “Company”), is a rapidly growing technology-enabled consumer products company that uses machine learning, natural language processing, and data analytics to design, develop, market and sell products.  Mohawk predominantly operates through online retail channels such as Amazon and Walmart.  The Company owns and operates eleven brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), and health and beauty products.

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

Follow-on Equity Offering—On August 26, 2020, the Company completed an underwritten public offering (the “Follow-On Offering”) of 3,860,710 shares of common stock, which includes the exercise by the underwriters of their option to purchase additional shares of common stock solely to cover over-allotments, at a public offering price of $7.00 per share, less underwriting discounts and commissions. The Company received net proceeds of approximately $23.4 million after deducting underwriting discounts and commissions of approximately $2.2 million and other offering expenses payable by the Company of approximately $1.4 million.

Truweo Acquisition—On August 26, 2020, the Company completed the acquisition of the assets of a leading e-commerce brand in the health and personal wellness category (the “Truweo Assets”) for total consideration of $16.4 million which was comprised of cash of $14.0 million and an unsecured promissory note for $2.4 million. The unsecured promissory note accrues interest at a rate of 8% per annum, with $0.6 million principal and accrued interest payments due on November 30, 2021, February 28, 2022 and May 31, 2022, and matures on August 22, 2022 (See Note 16 – Acquisitions).

Smash Acquisition—On December 1, 2020, the Company acquired the assets of leading e-commerce business brands Mueller, Pursteam, Pohl and Schmitt, and Spiralizer (the “Smash Assets”) for total consideration of (i) $25.0 million, (ii) 4,220,000 shares of common stock, the cost basis of which was $6.89 (closing stock price at closing of the transaction), of which 164,000 of such shares were issued to the sellers brokers and (iii) a seller note in the amount of $15.6 million, representing the value of certain inventory that the sellers had paid for but not yet sold as of the closing date. In addition, subject to achievement of certain contribution margin thresholds on certain products of the acquired business for the fiscal years ending December 31, 2021 and December 31, 2022, the sellers will be entitled to receive earn out payments (See Note 16 – Acquisitions).

COVID-19 Pandemic—On January 30, 2020, the World Health Organization (the “WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”) originating in Wuhan, China and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the WHO classified COVID-19 as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report. As such, the future impact on the Company’s personnel, business and global operations, and on the Company’s suppliers, logistics providers, marketplaces and other business partners is uncertain and cannot be reasonably estimated at this time. Given the nature of the COVID-19 pandemic, it is possible that any and every aspect of the Company’s value chain could be disrupted, and such impact could have a material adverse impact on the Company’s business, financial condition, operating results and prospects. For example, the Company may be unable to launch new products, replenish inventory for existing products, ship into or receive inventory in its third-party warehouses, or ship or sell products to customers, in each case on a timely basis or at all. The Company may also be unable to forecast demand for its products during the pendency of this pandemic and the Company may experience a substantial decrease in the demand for its products, most of which are considered not essential. In addition, the majority of the Company’s personnel are currently working remotely, which creates challenges in the way the Company operates its business, including, but not limited to, the manner in which the Company tests products and its ability to meet its reporting obligations. The Company’s ability to execute its operations could be further impacted if any of the Company’s key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could in the future negatively affect its liquidity.  Due to the uncertainty as to the severity and duration of the pandemic, the impact on the Company’s future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.

The COVID-19 pandemic began to have an unfavorable impact on the Company, including its key manufacturing partners, in January 2020. Substantially all of the Company’s products are sourced and manufactured in China, including new products that the Company expects to launch during 2021. In addition, the Company relies on its team in Shenzhen for a number of functions relating to product sourcing and development, among other things. The Company’s key manufacturing partner in China re-opened its facilities as of February 10, 2020 and reached and maintained over 90% capacity since early March 2020.

During the second quarter of 2020, the Company preserved its liquidity and capital resources through various actions, which included delaying and negotiating the delay of payments to certain vendors, and the effect of such actions did not have an adverse impact on the Company’s business, including its relationships with these vendors. The Company’s operations rely on third-parties to manufacture its products, to provide logistics and warehousing services and to facilitate sales of its products, and accordingly the Company relies on the business continuity plans of these third parties to operate during the pandemic and have limited ability to influence their plans.

To date the Company has had few material overall negative impacts to its business and operations from the COVID-19 pandemic. The Company has seen 62.3% growth in its net revenue for the year-ended December 31, 2020 versus the prior year. The shift of consumer spending from traditional retail to online spending has increased dramatically due to the COVID-19 pandemic. This has benefited the Company as historically over 90% of its net revenue comes from the sale of products online in the U.S. and it believes this shift to increased online consumer spending will continue even after the COVID-19 pandemic ends. The Company’s investments in its infrastructure and software and the expansion of its third-party warehousing network have also allowed the Company to continue to deliver its products, even when Amazon itself limited its delivery services. The Company has had no material impacts to its vendor or other business relationships to date and in certain circumstances it has been able to negotiate improved credit and other terms. Further, to date, none of the Company’s key operations vendors has had any material negative impacts related to COVID-19 or changes that have negatively affected the Company’s business, borrowing capabilities or financial covenants. Though the COVID-19 pandemic is fluid, the Company believes at this time that its business may continue to minimize the impact from this current pandemic given the Company’s ability to work remotely, continued consumer demand for products on e-commerce channels and the business continuity plans of its key manufacturing partners and other vendors. The Company believes this combination of factors may help to mitigate risk from the COVID-19 pandemic.

We continue to consider the impact of COVID-19 on the assumptions and estimates used when preparing these consolidated financial statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur and additional information is obtained. If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position, and liquidity.
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

Restricted Cash—The Company has restricted cash with its primary banks for use as required minimum restricted capital for its Chinese subsidiary. As of December 31, 2019, the Company has classified the following as restricted cash: $0.3 million for collateral with its credit cards in “prepaid and other current assets” on the Consolidated Balance Sheets and $0.1 million related to its Chinese subsidiary, in “other non-current assets” on the Consolidated Balance Sheets. As of December 31, 2020, the Company no longer has collateral with its credit cards in prepaid and other current assets. As of December 31, 2020, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the Consolidated Balance Sheets and $3.3 million related to a returned deposit for inventory that the manufacturer required the Company to pay into an escrow account within “prepaid and other current assets” on the Consolidated Balance Sheet.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. On December 31, 2019 and 2020, the Company had no allowance for doubtful accounts.

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

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years-ended December 31, 2019 and 2020, the Company had no customer that accounted for 10% or more of total net revenue. In addition, as of December 31, 2019 and 2020, the Company has no customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2019 and 2020, approximately 74% and 68%, respectively, of its accounts receivable is held by the Company’s sales platform vendor, Amazon, which collects money on the Company’s behalf from its customers.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2019, approximately 95% of the Company’s revenue was through or with the Amazon sales platform and in 2020, 88% of its net revenue was through or with the Amazon sales platform.

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

Revenue Recognition—The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC Topic 606”). The Company adopted ASC Topic 606 as of January 1, 2017 using the full retrospective method. The standard did not affect the Company’s consolidated net loss, financial position, or cash flows. There were no changes to the timing of revenue recognition as a result of the adoption.

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels and through wholesale channels.

For direct-to-consumer sales, the Company considers customer order confirmations to be a contract with the customer. Customer confirmations are executed at the time an order is placed through third-party online channels. For wholesale sales, the Company considers the customer purchase order to be the contract.

For all of the Company’s sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when the Company’s performance obligation is satisfied), which typically occurs at shipment date. As a result, the Company has a present and unconditional right to payment and record the amount due from the customer in accounts receivable.

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.5 million and $0.5 million at December 31, 2019 and 2020, respectively, which is included in accrued liabilities and represents the expected value of the refund that will be due to our customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because it owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. It is the Company’s responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card chargebacks), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods.

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for each of the years-ended December 31, 2019 and 2020 were de minimis.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

All of the Company’s direct and wholesale revenue for the years-ended December 31, 2019 and 2020 are recognized at a point in time.

Sales taxes—Consistent with prior periods, sales taxes collected from customers are presented on a net basis and as such are excluded from net revenue.

Net Revenue by Category: The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers (in thousands):

	Year-Ended December 31, 2019
	Direct	Wholesale	PaaS	Total
North America	$111,168	$1,408	$1,685	$114,261
Other	190	—	—	190
Total net revenue	$111,358	$1,408	$1,685	$114,451

	Year-Ended December 31, 2020
	Direct	Wholesale	PaaS	Total
North America	$164,162	$20,150	$1,336	$185,648
Other	56	—	—	$56
Total net revenue	$164,218	$20,150	$1,336	$185,704

Net Revenue by Product Categories: The following table sets forth the Company’s net revenue disaggregated by product categories (in thousands):

	Year-Ended December 31,
	2019	2020
Heating, cooling and air quality	$58,025	$78,424
Kitchen appliances	26,917	29,711
Health and beauty	14,948	26,070
Personal protective equipment	—	15,488
Cookware, kitchen tools and gadgets	6,898	14,868
Home office	172	7,669
Housewares	3,206	3,277
Other	2,600	8,861
Total net product revenue	112,766	184,368
PaaS	1,685	1,336
Total net revenue	$114,451	$185,704

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At December 31, 2020, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2019 and December 31, 2020 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

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

Goodwill— Goodwill is the excess of the acquisition cost of an acquired business over the fair value of the identifiable net assets acquired. Goodwill and other indefinite lived intangible assets are not amortized. These assets are reviewed annually (or more frequently under various conditions) for impairment using a fair value approach. The Company performs its annual, or interim, goodwill impairment test by comparing the fair value of its reporting unit with their carrying amounts. The Company performs its annual impairment testing on December 31 of the calendar year. The Company would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, the Company considers income tax effects from any tax-deductible goodwill on the carrying amount of its reporting unit when measuring the goodwill impairment loss, if applicable. The fair value of the reporting unit is estimated using discounted cash flow methodologies, as well as considering third-party market value indicators. The Company’s use of a discounted cash flow methodology includes estimates of future revenue based upon budgets and projections. The Company also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Company’s methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. Calculating the fair value of the reporting unit requires significant estimates and assumptions by management. Should the estimates and assumptions regarding the fair value of the reporting unit prove to be incorrect, the Company may be required to record impairments to its goodwill in future periods and such impairments could be material.

Intangible assets—Intangible assets with finite lives are amortized over their estimated useful life on a straight-line basis. The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization. The Company tests these assets for potential impairment whenever its management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

Business Combinations—In accordance with FASB ASC Topic 805 “Business Combinations", acquired assets and liabilities assumed as part of a business acquisition are generally recorded at their fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired and liabilities assumed is recorded as goodwill. Determining fair value of identifiable assets, particularly intangibles, and liabilities acquired also requires management to make estimates, which are based on all available information and in some cases assumptions with respect to the timing and amount of future revenues and expenses associated with an asset.

Accounting and Contingent Consideration—The Company’s acquisitions include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments. The unobservable inputs used in the determination of the fair value of the contingent consideration include management’s assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurements. If actual results increase or decrease as compared to the assumption used in the Company’s analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in the Company’s operating results.

Inventory and Cost of Goods Sold—The Company’s inventory consists almost entirely of finished goods. The Company currently records inventory on its balance sheet on a first-in first-out basis, or net realizable value, if it is below the Company’s recorded cost. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable.

The “Cost of goods sold” line item in the consolidated statements of operations is comprised of the book value of inventory sold to customers during the reporting period. When circumstances dictate that the Company use net realizable value as the basis for recording inventory, it bases its estimates on expected future selling prices less expected disposal costs.

Sales and Distribution—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and platform commissions, fulfillment, including shipping and handling, warehouse costs and employee compensation and benefits. Costs associated with the Company’s advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. For the years-ended

December 31, 2019 and 2020, the Company recognized $4.8 million and $6.3 million, respectively, for advertising costs, which consists primarily of online advertising expense. Shipping and handling expense is included in the Company’s consolidated statements of operations within sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by the Company’s own fulfillment operations. The Company’s expense for shipping and handling was $17.2 million and $20.4 million during fiscal years 2019 and 2020, respectively.

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

These assumptions are estimated as follows:

•	Fair Value of Common Stock. The Company must estimate the fair value of common stock, as discussed in the section “Common Stock Valuation” below.
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

•	Expected Dividend Yield. The Company has not paid and does not anticipate paying any cash dividends in the foreseeable future and, therefore, uses an expected dividend yield of zero.

If any of the assumptions used in the Black-Scholes option-pricing model changes significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The Company recognizes forfeitures as they occur, which results in a reduction in compensation expense at the time of forfeiture.

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as a foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive income loss. Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other expense, net in the consolidated statements of operations. The Company recorded net loss from foreign currency transactions of less than $0.1 million for each of the years-ended December 31, 2019 and 2020.

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

Adopted Accounting Standards

In June 2018, the FASB issued Accounting Standards Update (“ASU”) No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-based Payment Accounting, which expands the scope of ASC Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to nonemployees for goods and services. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The new guidance was adopted on January 1, 2020 with no material impact on the Company’s consolidated financial statements.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). ASU 2018-02 addresses the effect of the change in the U.S. federal corporate tax rate due to the enactment of the Tax Cuts and Jobs Act of 2017 on items within accumulated other comprehensive income (loss). The new guidance was adopted on January 1, 2020 with no material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, which changes the fair value measurement disclosure requirements of ASC Topic 820. The amendments in this ASU are the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This ASU is effective for all annual reporting periods beginning after December 15, 2019, including interim periods therein. The new guidance was adopted on January 1, 2020 with no material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and it will be effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes. This ASU provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. This standard is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022 with early adoption permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its consolidated financial statements.

In August 2020, The FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Topic 814): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the number of accounting models used to account for convertible debt instruments and convertible preferred stock. The update also amends the disclosure requirements for convertible instruments and EPS in an effort to increase financial reporting transparency. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its consolidated financial statements.
3.	INVENTORY

Inventory consisted of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Inventory on-hand	$29,370	$22,753
Inventory in-transit	6,842	8,829
Inventory	$36,212	$31,582

The Company’s Inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s Inventory on-hand held by Amazon was approximately $4.7 million and $5.3 million as of December 31, 2019 and December 31, 2020, respectively.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Trade accounts receivable	$1,094	$5,747
Allowance for doubtful accounts	(35)	—
Accounts receivable—net	$1,059	$5,747

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Computer equipment and software	$524	$613
Furniture, fixtures and equipment	94	91
Leasehold improvements	52	56
Subtotal	670	760
Less: accumulated depreciation and amortization	(495)	(591)
Property and equipment—net	$175	$169

Depreciation expense for property and equipment totaled $0.2 million and $0.3 million during the years-ended December 31, 2019 and 2020, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of Level 1 assets at December 31, 2019 and 2020. The Company’s cash and restricted cash was $30.8 million and $30.1 million at December 31, 2019 and 2020, respectively, and included savings deposits and overnight investments.

The Company’s credit facility and term loans are carried at amortized cost at December 31, 2019 and December 31, 2020 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 3 inputs. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the fair value of our financial assets that are measured at fair value for the year ended December 31, 2020 (in thousands):

	December 31, 2020
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$26,718	$—	$—
Restricted Cash	3,379	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations (see Note 16)	—	—	22,531
Fair market value of warrant liability	—	—	31,821

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the year-ended December 31, 2020 is as follows (in thousands):

Balance at December 31, 2019	$—
Fair value at issuance of warrant liability	10,483
Change in fair value of warrant liability	21,338
Balance at December 31, 2020	$31,821

Balance at December 31, 2019	$—
Fair value at issuance of contingent earn-out liability	9,800
Change in fair value of contingent earn-out liability	12,731
Balance at December 31, 2020	$22,531

The fair value of the outstanding warrants were measured using the Monte Carlo Simulation model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.  Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warranty line item on the statement of operations.

The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The Company remeasures the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within the change in fair value of contingent earn-out liabilities line item on the statement of operations.
7.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Prepaid inventory	$2,195	$4,361
Restricted cash	307	3,250
Prepaid insurance	1,967	1,504
Other	926	1,996
Prepaid and other current assets	$5,395	$11,111

8.ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Accrued compensation costs	$300	$293
Accrued professional fees and consultants	400	483
Accrued logistics costs	2,326	1,068
Product related accruals	1,518	3,221
Sales tax payable	507	457
Sales return reserve	456	547
Accrued recall liability	90	22
Insurance financing	1,031	476
All other accruals	877	1,773
Accrued and other current liabilities	$7,505	$8,340

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

9.	CREDIT FACILITY AND TERM LOANS

Credit facility and term loans consisted of the following as of December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
MidCap Credit Facility	$22,953	$12,905
Less: deferred debt issuance costs	(1,268)	(702)
Less: discount associated with issuance of warrants	(28)	(13)
Total MidCap Credit Facility	$21,657	$12,190

Horizon Term Loan	$15,000	$-
Less: deferred debt issuance costs	(836)	—
Less discount associated with issuance of warrants	(697)	—
Total Horizon Term Loan	13,467	—
Less-current portion	(3,000)	—
Term loan-non current portion	$10,467	$—

High Trail Term Loan	$—	$43,000
Less: deferred debt issuance costs	—	(2,207)
Less: discount associated with issuance of warrants	—	(9,839)
Less: discount associated with original issuance of loan	—	(4,692)
High Trail warrant	—	31,821
Total High Trail Term Loan	—	58,083
Less-current portion	—	(21,600)
Term loan-non current portion	$—	$36,483

MidCap Credit Facility and Term Loan

On November 23, 2018, the Company entered into the three-year $25.0 million revolving credit facility (“Credit Facility”) with MidCap. The Credit Facility can be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility are determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bears interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company is required to pay a facility availability fee of 0.5% on the average unused portion of the Credit Facility.

On December 1, 2020, the Company, certain of the Company’s subsidiaries and MidCap entered into an amendment to the Credit Facility, (i) providing for a $30.0 million revolving credit facility, which can be increased, subject to certain conditions, to $50.0 million, (ii) permitting the incurrence of certain debt under certain conditions and restrictions, including the senior secured note with an aggregate principal amount of $43.0 million issued on December 1, 2020 (the “High Trail Loan”), (iii) permitting certain payments to High Trail Investments SA LLC (“High Trail”) as required under the High Trail Loan, and (iv) permitting the acquisition of the Smash Assets. Further, the Credit Facility was extended to November 23, 2022.

The Credit Facility contains a minimum liquidity financial covenant that requires the Company to maintain a minimum of $6.5 million in cash on hand or availability in the Credit Facility. As of December 31, 2020, the Company has approximately $0.7 million in debt issuance costs which has been offset against the debt and will be expensed over the remaining term of the Credit Facility. The Company was in compliance with the financial covenants contained within the Credit Facility as of December 31, 2020.

As of December 31, 2019, there was $23.0 million outstanding on the Credit Facility and an available balance of approximately $0.0 million. As of December 31, 2020, there was $12.9 million outstanding on the Credit Facility and an available balance of approximately $1.4 million.

The Company recorded interest expense from the Credit Facility of approximately $2.5 million and $1.9 million for the year-ended December 31, 2019 and 2020, respectively, which included $0.7 million and $0.7 million relating to debt issuance costs, respectively.

Horizon Term Loan

On December 31, 2018, the Company entered into a term loan agreement (the “Horizon Loan Agreement”) with Horizon Technology Finance Corporation (“Horizon”). As part of the Horizon Loan Agreement, the Company obtained a four-year $15.0 million term loan

(“Horizon Term Loan”). The Horizon Term Loan bears interest at 9.90% plus the amount by which one-month LIBOR exceeds 2.50% for outstanding borrowings, and payments on principal were made on a monthly basis. The maturity date of the Horizon Term Loan was January 2023.

The Horizon Term Loan contained a minimum liquidity covenant that required the Company to maintain a minimum of $10.0 million in unrestricted cash, subject to increases based on amounts drawn under the Credit Facility.

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

On December 1, 2020, the Company paid off all remaining obligations under the Horizon Term Loan for $15.0 million and terminated the Term Loan. During the year ended December 31, 2020, total repayments were $16.1 million including the payoff of $14.1 million, which included a prepayment fee in an amount equal to 3% of the outstanding principal balance of the Term Loan at the date of payment, and other fees of approximately $0.6 million. In connection with the termination of the Term Loan, the Company recognized loss on extinguishment of debt of $2.0 million which is included in the consolidated statements of operations.

As of December 31, 2019 and December 30, 2020 there was $15.0 million and $0, respectively, outstanding on the Horizon Term Loan and the Company was in compliance with the financial covenants.

The Company recorded interest expense from the Horizon Term Loan of $2.0 million and $1.4 million for the years-ended December 31, 2019 and 2020, respectively, which included $0.3 million and $0.6 million, respectively, relating to debt issuance costs.

High Trail Loan

On December 1, 2020, the Company refinanced the Horizon Term Loan through the issuance of a  0% coupon senior secured note to High Trail (the “Note”). The Company received gross proceeds of $38.0 million in exchange for the Note with an aggregate principal amount of $43.0 million.  The High Trail Term Loan will be repaid over 24 equal monthly cash payments of $1.8 million.

Principal payments under the High Trail Term Loan as of December 31, 2020 are as follows (in thousands):

Year-Ending December 31
2021	21,600
2022	21,400
2023	—
2024	—
Thereafter	—
Total term loan payments	$43,000

In connection with the issuance of the Note, the Company issued to the institutional lender a warrant to purchase an aggregate of 2,864,133 shares of its common stock at an exercise price of $9.01 per share. The Warrant initially provided that it would be exercisable on June 1, 2021, expire five years from the date of issuance and be exercisable on a cash basis, unless there is not an effective registration statement covering the resale of the shares issuable upon exercise of the Warrant, in which case the Warrant would also be exercisable on a cashless exercise basis at High Trail’s election. The Warrant included a provision that gave the Company the right to require High Trail to exercise the Warrant if the price of the common stock of the Company exceeds 200% of the exercise price of the Warrant for 20 consecutive trading days and certain other conditions were satisfied. The Company utilized the Monte-Carlo Simulation model to determine the fair value of the Warrant. As of December 1, 2020, the initial fair value of the Warrant on issuance was $10.5 million, which has been recorded as a debt discount against the High Trail Term Loan. During the year-ended December 31, 2020, the fair value amount of this warrant liability was approximately $31.8 million which includes a change of fair value impact of approximately $21.3 million.

The Warrant is classified as a liability on the consolidated balance sheet as the Warrant contains certain change of control provisions that would benefit the holder as it relates to the calculation of the value of the warrant under certain circumstances.

The Company incurred approximately $2.3 million in debt issuance costs which has been offset against the debt and will expense over the term of the High Trail Loan.

The High Trail term loan contains a minimum liquidity financial covenant that required the Company to maintain a minimum of $10.0 million in unrestricted cash on hand. Additionally, as of the last day of each applicable fiscal quarter, the Company is required to maintain Adjusted EBITDA amounts for the 12 month period ending on such day, as defined in the agreement. The Company was in compliance with the High Trail Term Loan financial covenants as of December 31, 2020.

The Company recorded interest expense from the High Trail Term Loan of $1.1 million for the year-ended December 31, 2020, which included $0.2 million relating to debt issuance costs.

Interest Expense, Net

Interest expense, net consisted of the following for the years-ended December 31, 2019 and 2020 (in thousands):

	December 31, 2019	December 31, 2020
Interest expense	$4,532	$5,038
Interest income	(146)	(59)
Total interest expense, net	$4,386	$4,979

10.	STOCKHOLDERS’ EQUITY

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

On August 26, 2020 the Company completed the Follow-On Offering of 3,860,710 shares of common stock, which includes the exercise by the underwriters of their option to purchase additional shares of common stock solely to cover over-allotments, at a public offering price of $7.00 per share, less underwriting discounts and commissions. The Company received net proceeds of approximately $23.4 million after deducting underwriting discounts and commissions of approximately $2.2 million and other offering expenses payable by the Company of approximately $1.4 million.
11.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Mohawk Group, Inc., a subsidiary of the Company (“MGI”), adopted, and MGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, MGI’s board of directors adopted, and MGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Mohawk 2014 Plan”). As of December 31, 2020, 56,458 shares were reserved for awards available for future issuance under the Mohawk 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “Mohawk 2018 Plan”) on October 11, 2018. The Mohawk 2018 Plan was approved by its stockholders on May 24, 2019. As of December 31, 2020, 93,615 shares were reserved for awards available for future issuance under the Mohawk 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019.  The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of December 31, 2020, no shares were reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the IPO. The Company and the 2019 Equity Plan participants subsequently agreed to extend (i) the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020, (ii) the vesting date for the second installment of shares of restricted common stock to December 15, 2020, (iii) the vesting date for the third installment of shares of restricted common stock to either January 18, 2021 or March 10, 2021, and (iv) the vesting date for the fourth installment of shares of restricted common stock to July 1, 2021. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock options activity during the year-ended December 31, 2020:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2020	1,862,569	$9.09	8.64	$99
Options granted	—	—	—	—
Options exercised	(10,697)	4.16	—	—
Options cancelled	(281,144)	9.29	—	—
Balance—December 31, 2020	1,570,728	9.09	7.71	12,756
Exercisable as of December 31, 2020	1,172,758	8.97	7.64	9,664
Vested and expected to vest as of December 31, 2020	1,570,728	$9.09	7.71	$12,756

As of December 31, 2020, the total unrecognized compensation expense related to unvested options was $5.0 million, which the Company expects to recognize over an estimated weighted-average period of 0.78 years.

The following are weighted-average assumptions used in the Black-Scholes option-pricing model to determine grant fair value:

	December 31, 2019	December 31, 2020
	Weighted-Average
Expected term (in years)	5.77	—
Volatility	66.72%	—
Risk-free interest rate	1.76%	—
Dividend Yield	0.000	—

During the year-ended December 31, 2020, no options were granted.

A summary of restricted stock activity within the Company’s equity plans and changes for the year-ended December 31, 2020, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2020	2,601,972	$18.21
Granted	1,605,209	7.17
Vested	(400,798)	13.58
Forfeited	(546,994)	18.41
Nonvested at December 31, 2020	3,259,389	$13.51

On March 12, 2020, 371,329 shares of restricted common stock were forfeited and treated as a cancellation with remaining unrecognized expense for the unvested awards recognized on the date of cancellation. The Company did not reverse previously recognized compensation expenses as a result of these cancellations.

The weighted-average grant date fair value of shares of restricted common stock granted during the year-ended December 31, 2019 was $18.52. As of December 31, 2019, the total unrecognized compensation expense related to unvested shares of restricted common stock was $19.4 million, which the Company expects to recognize over an estimated weighted-average period of 1.24 years.

As of December 31, 2020, the total unrecognized compensation expense related to unvested shares of restricted common stock was $12.2 million, which the Company expects to recognize over an estimated weighted-average period of 0.97 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants for years-ended December 31, 2019 and 2020 (in thousands).

	Years-End December 31,
	2019	2020
Sales and distribution expenses	$7,358	$2,533
Research and development expenses	5,711	3,965
General and administrative expenses	21,612	16,218
Total stock-based compensation expense	$34,681	$22,716

12.	COMMITMENT AND CONTINGENCIES

Inventory Purchases—As of December 31, 2019 and 2020, the Company had $19.4 million and $55.0 million, respectively, of inventory purchase orders placed with vendors waiting to be fulfilled.

Legal Proceedings—The Company is party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s consolidated financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s consolidated financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the United States. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2019 and December 31, 2020, the Company estimates that the potential liability, including current sales tax payable is approximately $0.5 million which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

U.S. Department of Energy—In September 2019, the Company received a Test Notice from the U.S. Department of Energy (“DOE”) indicating that a certain dehumidifier model may not comply with applicable energy-conservation standards. The DOE requested that the Company provide it with several model units for DOE testing.  If the Company is determined to have violated certain energy-conservation standard, it could be fined pursuant to DOE guidelines, and this civil penalty may be material to the Company’s consolidated financial statements. The Company intends to vigorously defend itself. The Company has submitted to the DOE testing process, made a good-faith effort to provide necessary notice as practicable, and included in a formal response to the DOE copies of the energy-efficiency report and certification that were issued for the dehumidifier model at the time of production. The Company believes that its products are compliant, and the Company, in conjunction with its manufacturing partner, has disputed the Test Notice received from the DOE. As of the date of the issuance of these financial statements, the Company cannot reasonably estimate what, if any, penalties may be levied.

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

In April 2020, the Company received notice from the EPA with respect to regulatory compliance and the advertising associated with certain of its dehumidifier products. The Company believes that its products are compliant, and the Company is currently in discussions with the EPA to resolve the matter. The EPA had placed a hold on the sale of certain of the Company's dehumidifier inventory while it reviews the matter with the Company. As of October 2020, the Company is able to resume selling the products identified by the EPA, and discussions are continuing with the EPA. The Company cannot be certain of the outcome with the EPA, and the Company may incur costs and penalties that cannot presently be calculated in the event that the Company is unable to resolve this matter with the EPA.
13.	INCOME TAXES

Loss before provision for income taxes consisted of the following for the periods indicated (in thousands):

	December 31, 2019	December 31, 2020
Domestic	$(58,718)	$(62,985)
International	(42)	(93)
Total	$(58,760)	$(63,078)

The components of the Company’s income tax provision were as follows for the periods indicated (in thousands):

	December 31, 2019	December 31, 2020
Current:
Federal	$—	$—
State	21	28
Foreign	8	—
Total current	29	28
Deferred:	—	—
Federal	—	—
State	—	20
Foreign	—	—
Total deferred	—	20
Income tax provision	$29	$48

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	December 31, 2019	December 31, 2020
Income tax benefit at statutory rates	$(12,339)	$(13,246)
Permanent differences	325	6,434
Foreign rate differential	(4)	(4)
State income taxes, net of federal tax benefit	(2,034)	(2,056)
Other	45	313
Valuation allowance	14,036	8,607
Total income tax expense	$29	$48

The Company’s effective tax rate was 0.05% and 0.08% for the year ended December 31, 2019 and December 31, 2020, respectively. The effective tax rate in both 2019 and 2020 was principally due to minimum state taxes accrued against the Company’s pre-tax operating loss in each fiscal period.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	December 31, 2019	December 31, 2020
Deferred tax assets:
Sales returns reserve	$112	$133
Allowance for doubtful accounts	9	—
Fixed assets	13	—
Net operating loss carryforwards	20,286	21,070
Stock options	8,409	12,336
Deferred revenue	6	14
Interest expense limitation	1,109	2,392
Intangibles	—	58
Other	—	1,917
Less: valuation allowances	(29,944)	(37,823)
Net deferred tax assets	—	97
Deferred tax liabilities:
Fixed assets		(14)
Goodwill	(12)	(103)
Other	(729)
Less: valuation allowances	741	—
Net deferred tax liabilities	—	(117)
Net deferred tax assets (liabilities)	$—	$(20)

The Company has temporary differences due to differences in recognition of revenue and expenses for tax and financial reporting purposes, principally related to net operating losses, inventory, depreciation, and other expenses that are not currently deductible or realizable. On December 31, 2019, the Company had approximately $82.9 million of gross federal net operating losses (“NOLs”) which will begin to expire in fiscal year 2034 if unused. The Company also has approximately $46.4 million apportioned state and local NOLs that expire between 2025 and 2035, depending on the state, if not used. At December 20, 2020, the Company had approximately $87.0 million of gross federal NOLs which will begin to expire in fiscal year 2034 if unused. The Company also has approximately $45.8 million apportioned state and local NOLs that expire between 2025 and 2035, depending on the state, if not used. The NOL carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. The Company’s ability to utilize its NOL carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company has had a change in ownership of more than 50% of its capital stock over a three-year period pursuant to Section 382 of the Code. These complex changes of ownership rules generally focus on ownership changes involving shareholders owning directly or indirectly 5% or more of a company’s stock, including certain public “groups” of shareholders as set forth by Section 382 of the Code, including those arising from new stock issuances and other equity transactions.

In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the United States. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with CARES Act and other financial relief measures worldwide, the Company has recognized $0.3 million of payroll related credits in other current liabilities for the year-ended ended December 31, 2020. The payroll related credits are recorded in other current liabilities within the consolidated balance sheet.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not its federal, state and foreign deferred tax assets will not be realized as of December 31, 2020.

The Company’s major taxing jurisdictions are New Jersey, New York, Florida, Texas, Pennsylvania, Tennessee, Virginia and California. The Company files a US Consolidated income tax return as well as tax returns in certain foreign jurisdictions. The Company is subject to examination in these jurisdictions for all years since inception. Fiscal years outside the normal statute of limitations remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently under examination for income taxes in any jurisdiction. The Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2019 and 2020, the Company has not recorded any tax contingency accruals for uncertain tax positions.

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

The Restated Voting Agreement became effective on June 12, 2019 and will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, the Company’s common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Yaney’s death. For purposes of the agreement, a “Deemed Liquidation Event” means (i) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is party other than a transaction or series of transactions in which the holders of the Company’s voting securities outstanding immediately prior to such transaction or series of transactions retain, immediately after such transaction or series of transactions, as a result of the Company’s shares held by such holders prior to such transaction or series of transactions, a majority of the total voting power represented by the Company’s outstanding voting securities or such other surviving or resulting entity; (ii) a sale, lease or other disposition of all or substantially all of the Company’s or its subsidiaries’ assets taken as a whole by means of any transaction or series of related transactions, except where such sale, lease or other disposition is to a wholly-owned subsidiary of the Company; or (iii) any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary; however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for the Company or a spin-off or similar divestiture of the Company’s product or PaaS business as part of reorganization of the Company approved by the Company’s board of directors.

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

Basic net loss per share is determined by dividing net loss by the weighted-average shares of common stock outstanding during the period. Diluted net loss per share is determined by dividing net loss by diluted weighted-average shares outstanding. Diluted weighted-average shares reflect the dilutive effect, if any, of potentially dilutive shares of common stock, such as options to purchase common stock calculated using the treasury stock method and convertible notes using the “if-converted” method. In periods with reported net operating losses, all options to purchase common stock are deemed anti-dilutive such that basic net loss per share and diluted net loss per share are equal.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Year-Ended December 31,
	2019	2020
Net loss	$(58,789)	$(63,126)
Weighted-average number of shares used in computing net loss per share, basic and diluted	13,516,844	17,167,999
Net loss per share, basic and diluted	$(4.35)	$(3.68)

All other outstanding potentially dilutive securities, including shares of restricted common stock, common stock options (See Note 11) - and common stock warrants (See Note 2) were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

16.ACQUISITIONS

2019 Acquisition

On September 10, 2019, the Company completed the acquisition of the assets of a personal wellness company (the “Aussie Health Assets”), whose products sell primarily on the Amazon US marketplace, for total consideration of $1.3 million, which was comprised of cash of $1.1 million and a promissory note for $0.2 million that accrued interest at a rate of 8% per annum and matured on June 10, 2020. The Company also paid $0.1 million in the form of a working capital payment related to the inventory purchased within sixty days of closing.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on their estimated fair values at acquisition date (in thousands):

Total
Inventory	$297
Goodwill	745
Intangible assets	333
Net assets acquired	$1,375

The amounts assigned to goodwill and major intangible asset classifications were as follows (in thousands, except the useful life):

	Amount allocated	Useful life (in years)
Goodwill	$745	n.a.
Trademarks	310	5
Transition services agreement	11	< 1
Non-competition agreement	12	3
Total	$1,078

2020 Acquisitions

Truweo Assets

On August 26, 2020, the Company completed the acquisition of the Truweo Assets, whose products sell primarily on the Amazon US marketplace, for total consideration of $16.4 million, which was comprised of cash of $14.0 million and a promissory note for $2.4 million. The promissory note accrues interest at a rate of 8% per annum, with $0.6 million principal and accrued interest payments due on November 30, 2021, February 28, 2022, and May 31, 2022 and matures on August 22, 2022.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date (in thousands):

Total
Inventory	$595
Intangible assets	4,011
Goodwill	11,834
Net assets acquired	$16,440

The amounts assigned to goodwill and major intangible asset classifications were as follows (in thousands, except the useful life):

	Amount Allocated	Useful life (in years)
Goodwill	$11,834	n.a.
Trademarks	3,900	10
Non-competition agreement	100	<1
Transition services agreement	11	3
Net intangible assets	15,845

Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Truweo products into the Company’s existing sales channels.

Smash Assets

On December 1, 2020, the Company completed the acquisition of the Smash Assets, which consisted of products sold primarily on the Amazon US marketplace, for total consideration comprised of (i) $25.0 million, (ii) 4,220,000 shares of common stock, the cost basis of which was $6.89 (closing stock price at closing of the transaction), of which 164,000 of such shares were issued to the sellers’ brokers, and (iii) a seller note in the amount of $15.6 million, representing the value of certain inventory that the sellers had paid for but not yet sold as of the closing date. In addition, subject to achievement of certain contribution margin thresholds on certain products of the acquired business for the fiscal years ending December 31, 2021 and December 31, 2022, the sellers will be entitled to receive earn out payments.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date (in thousands):

Total
(in thousands)
Goodwill	$34,739
Trademarks	27,600
Inventory	16,419
Production deposits	3,382
AP and other liabilities	(3,088)
79,052

The amounts assigned to goodwill and major intangible asset classifications were as follows (in thousands, except the useful life):

	Amount Allocated	Useful life (in years)
Goodwill	$34,739	n.a.
Trademarks	27,600	10
Net Intangible Assets	62,339

Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Smash products into the Company’s existing sales channels.

Unaudited Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Aussie Health Assets, the Truweo Assets, and the Smash Assets acquisitions on the Company’s net revenue for the years-ended December 31, 2019 and 2020.

 The acquisition of the Aussie Health Assets, the Truweo Assets, and the Smash Assets are reflected in the following pro forma information as if the acquisition had occurred on January 1, 2019 (in thousands):

	December 31,	December 31,
	2019	2020
Net revenue as reported	$114,451	$185,704
Smash net revenue	42,994	83,132
Truweo net revenue	7,942	11,155
Other net revenue	1,759	—
Net revenue pro forma	$167,146	$279,991

Operating loss as reported	$(54,333)	$(34,751)
Smash operating income	4,163	15,221
Truweo operating income	3,616	5,484
Other operating income	310	—
Operating income (loss) pro forma	$(46,244)	$(14,046)

Contingent earn-out liability considerations

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income.

As part of the acquisition of the Smash Assets, the sellers are entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. Earn-out payments will be due to the sellers for year one, or calendar year 2021, and year two, or calendar year 2022. During the year-ending December 31, 2021 (year one of the earn-out), the earn-out payment will be calculated based on the contribution margin generated on certain products for an amount equal to $1.67 for every $1.00 of such contribution margin that is greater than $15.5 million and less than or equal to $18.5 million. Such earn-out payment cannot exceed $5.0 million. As of December 1, 2020, the acquisition date, the initial fair value amount of the earn-out payment was appropriately $9.8 million. As of December 31, 2020, the fair value amount of this earn-out payment was approximately $22.5 million, representing a change of fair value impact of approximately $12.7 million.

In addition, during the year-ending December 31, 2022 (year two of the earnout), for each $0.5 million of contribution margin generated on certain products in excess of $15.5 million, subject to a cap of $27.5 million, the sellers shall be entitled to receive an amount in cash equal to the value of 0.1 million shares of the Company’s common stock multiplied by the average of the volume-weighted-average closing price per share of the Company’s common stock, for the 30 consecutive trading days ending on December 31, 2022.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands):

December 31,
2020
Beginning Balance	$—
Acquisition date fair value of contingent earn-out liabilities	9,800
Change in fair value of contingent earn-out liabilities	12,731
Re-measurement of contingent earn-out liabilities	—
Earn-out payments	—
Ending Balance	$22,531

17.	GOODWILL

The following tables summarize the changes in the Company’s goodwill and intangible assets by during the years-ended December 31, 2019 and 2020 (in thousands):

	December 31, 2018	Years-Ended December 31, 2019		December 31, 2019
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$—	$745	$—	$745	$—	$—	$745
Trademarks	—	310	—	310	—	(12)	298
Non-competition agreement	—	11	—	11	—	(2)	9
Transition services agreement	—	12	—	12	—	(9)	3
Total	$—	$1,078	$—	$1,078	$—	$(23)	$1,055

	December 31, 2019	Years-Ended December 31, 2020		December 31, 2020
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$745	$46,573	$—	$47,318	$—	$—	$47,318
Trademarks	310	31,500	—	31,810	—	(442)	31,368
Non-competition agreement	11	100	—	111	—	(19)	92
Transition services agreement	12	11	—	23	—	(23)	—
Total	$1,078	$78,184	$—	$79,262	$—	$(484)	$78,778

18.SUBSEQUENT EVENTS

February Term Loan

On February 2, 2021, the Company entered into a Securities Purchase Agreement (the “February Securities Purchase Agreement”) with High Trail Investments ON LLC ( “High Trail ON”), pursuant to which, among other things, the Company agreed to issue and sell to High Trail ON, in a private placement transaction (the “February Private Placement”), in exchange for the payment by High Trail ON of $14.0 million less applicable expenses as set forth in the February Securities Purchase Agreement, (i) a 0% coupon senior secured promissory note in an aggregate principal amount of $16.5 million (the “February Note”) that will mature on February 1, 2023, and (ii) a warrant to purchase up to an aggregate of 469,931 shares of common stock of the Company (the “February Warrant”). The Company used all of the net proceeds from the February Private Placement to fund the Healing Solutions asset purchase described below.

In connection with the February Private Placement, on February 2, 2021, the Company entered into (i) an amendment (the “SPA & Note Amendment”) to that certain Securities Purchase Agreement (the “December Securities Purchase Agreement”), dated as of November 30, 2020, by and among the Company and High Trail and the Note and (ii) an amendment (the “December Amendment”) to the Warrant. The SPA & Note Amendment amends the December Securities Purchase Agreement and the Note to, among other things, allow for the issuance of the February Note and to clarify how the issuance of the February Note and certain of High Trail ON’s rights thereunder affects the Note and High Trail’s rights under the Note. The December Amendment amends the Warrant to amend the provision that gives the Company the right to require High Trail to exercise the Warrant if the price of the Company’s common stock exceeds 200% of the exercise price of the Warrant for 20 consecutive trading days and certain other conditions are satisfied to increase the price per share that the Company’s common stock must exceed for 20 consecutive trading days from $18.02 to $30.00 per share.

Healing Solutions Acquisition

On February 2, 2021, the Company acquired the assets of e-commerce company, Healing Solutions, LLC, a leading online seller of essential oils (the “Healing Solutions Assets”). As consideration for the Healing Solutions Assets, the Company paid approximately $15.3 million in cash and issued approximately 1.4 million shares of the Company’s common stock.

High Trail Letter Agreement

On February 8, 2021, the Company entered into a letter agreement with High Trail (the “Letter Agreement”), pursuant to which, among other things, (i) the Company and High Trail agreed to amend the terms of the Warrant, to provide that the Warrant was immediately exercisable on a cash basis, (ii) High Trail agreed to exercise 980,000 shares of the Company’s common stock subject to the Warrant (the “Warrant Shares”) for an aggregate payment to the Company of $8.8 million (iii) High Trail and the Company agreed to cancel the unexercised portion of the Warrant in exchange for an aggregate payment by High Trail to the Company of $17.0 million and the issuance by the Company to High Trail of a warrant to purchase 1,884,133 shares of the Company’s common stock (the “Penny Warrant”), (iv) the Company agreed to seek stockholder approval (collectively, the “Stockholder Approvals”) at a stockholder meeting to be held no later than May 31, 2021 (the “Stockholder Meeting”) to issue shares of the Company’s common stock in excess of the limitations imposed by Nasdaq Listing Standard Rule 5635(a) and/or 5635(d) (collectively, the “Nasdaq Rules”) pursuant to the Additional Warrant (as defined below), the Note, the February Note, the February Warrant and that certain Asset Purchase Agreement, dated February 2, 2021, by and among the Company and Truweo, LLC, as Purchaser, Healing Solutions, LLC, Jason R. Hope, and for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC, (v) the Company agreed to issue to High Trail a warrant to purchase 750,000 shares of the Company’s common stock (the “Additional Warrant”), (vi) the Company agreed to prepare and file by March 26, 2021 a registration statement (the “Registration Statement”) with the Securities and Exchange Commission for the purpose of registering for resale the Warrant Shares and the shares issuable upon exercise of the Penny Warrant (the “Penny Warrant Shares”), and (vii) High Trail agreed, for the first 30 days following the effectiveness of the Registration Statement, not to sell, or otherwise transfer or dispose of the Warrant Shares or Penny Warrant Shares on any day in an amount that is greater than 10% of the trading volume of the Company’s common stock for such day.

Pursuant to the Letter Agreement, High Trail exercised the December Warrant and the Company issued the Penny Warrant and the Additional Warrant to High Trail on February 9, 2021.

High Trail Amendments

On February 8, 2021, the Company entered into (i) an amendment (the “2022 Note Amendment”) to the Note, (ii) an amendment (the “2023 Note Amendment”) to the February Note, and (iii) an amendment (the “Warrant Amendment”) to the February Warrant.

The 2022 Note Amendment and the 2023 Note Amendment amend the Note and the February Note, respectively, to provide that no shares of Common Stock may be issued pursuant thereto unless the Company obtains stockholder approval to issue shares of Company’s common stock pursuant thereto in excess of the limitations imposed by the Nasdaq Rules.

The Warrant Amendment amends the February Warrant to provide that: (i) it may only be exercised for up to 134,348 shares of Company’s common stock unless the Company obtains stockholder approval contemplated by the Nasdaq Rules to issue additional shares of Company’s common stock in excess of 134,348 shares, (ii) its term shall be the later of five years from the date of issuance and the date that is one year from the date that the Stockholder Approvals are obtained, and (iii) the beneficial ownership limitation is increased from 4.99% to 9.99%.

Voting Agreement

In connection with the execution of the Letter Agreement, the Company and each of the Company’s executive officers and members of Company’s board of directors, in his or her capacity as a stockholder of the Company, entered into a voting agreement (collectively, the “Voting Agreements”) pursuant to which he or she agreed to vote, at an annual or special meeting of stockholders of the Company, all shares of Company’s common stock that he or she holds in favor of the Stockholder Approvals. Pursuant to the Letter Agreement, the Company agreed to use best efforts to ensure that at least an aggregate of 850,000 shares of Company’s common stock remain subject to the Voting Agreements from the record date for the Stockholder Meeting until the Stockholder Approvals are obtained or the Voting Agreements are otherwise terminated.

MOHAWK GROUP HOLDINGS, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Accounts Written Off or Deductions	Balance at End of Period
Description
Year-ended December 31, 2019
Allowance for doubtful accounts	$—	$35	$—	$—	$35
Deferred tax valuation allowance	$15,167	$—	$14,036	$—	$29,203
Year-ended December 31, 2020
Allowance for doubtful accounts	$35	$—	$—	$(35)	$—
Deferred tax valuation allowance	$29,203	$—	$8,620	$—	$37,823

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2020. This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in on Internal Control over Financial Reporting

During 2020, we implemented, tested and found to be operating effectively the following controls which remediated the material weaknesses previously disclosed in our Annual Report on Form 10-K for the fiscal year-ended December 31, 2019:

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

Further, we hired a third-party firm in the second quarter of 2020 to assist us in risk and gap analysis, improved documentation and testing of our internal controls. There were no other changes in our internal control over financial reporting during the twelve months ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2021 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our year-ended December 31, 2020, and is incorporated in this report by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2020 and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2020 and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2020 and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2020 and is incorporated in this report by reference.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Mohawk Group Holdings, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Mohawk Group Holdings, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (vi) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2020	2.1

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Amended and Restated Bylaws of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.8	Form of Senior Secured Note due 2022.	8-K	001-38937	12/1/2020	4.1

4.9	Form of Senior Secured Note due 2023.	8-K	001-38937	2/3/2021	4.1

4.10	Form of Warrant to Purchase Common Stock, dated February 2, 2021.	8-K	001-38937	2/3/2021	4.2

4.11	Amendment to Senior Secured Note due 2022 and Securities Purchase Agreement, dated as of February 2, 2021.	8-K	001-38937	2/3/2021	4.3

4.12	Form of Warrant to Purchase Common Stock (Penny Warrant), dated February 9, 2021.	8-K	001-38937	2/9/2021	4.1

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.13	Form of Warrant to Purchase Common Stock, dated February 9, 2021.	8-K	001-38937	2/9/2021	4.2

4.14	Second Amendment to Senior Secured Note due 2022, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.3

4.15	First Amendment to Senior Secured Note due 2023, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.4

4.16	Amendment to Warrant to Purchase Common Stock, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.5

4.17*	Description of Securities of Mohawk Group Holdings, Inc.

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2019	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.3

10.4#	2018 Equity Incentive Plan.	S-8	333-232087	6/12/2019	10.3

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.5

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-8	333-232087	6/12/2019	10.4

10.7#	Mohawk Group Holdings, Inc. 2019 Equity Plan.	S-1	333-231381	5/10/2019	10.17

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Mohawk Group Holdings, Inc. 2019 Equity Plan).	S-1	333-231381	5/10/2019	10.18

10.9#	Transaction Bonus Plan.	S-1	333-231381	5/10/2019	10.9

10.10#+	Employment Agreement dated May 14, 2018, by and between Mohawk Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2019	10.10

10.11#+	Employment Agreement dated January 1, 2016, by and between Mohawk Group, Inc. and Mihal Chaouat-Fix.	S-1	333-231381	5/10/2019	10.11

10.12#	Independent Contractor Agreement dated July 1, 2017, by and between Mohawk Group, Inc. and Fabrice Hamaide.	S-1	333-231381	5/10/2019	10.12

10.13#	Employment Agreement dated April 1, 2015, by and between Mohawk Group, Inc. and Yaniv Sarig.	S-1	333-231381	5/10/2019	10.14

10.14#	Independent Contractor Agreement dated August 14, 2017, by and between Mohawk Group, Inc. and Tomer Pascal.	S-1	333-231381	5/10/2019	10.15

10.15#+	Employment Agreement dated November 27, 2018, by and between Mohawk Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2019	10.16

10.16	Restated Voting Agreement dated March 13, 2019, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Mohawk Group Holdings, Inc.	S-1	333-231381	5/10/2019	10.19

10.17	Voting Agreement dated April 12, 2019, by and between Mohawk Group Holdings, Inc. and Asher Delug.	S-1	333-231381	5/10/2019	10.20

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.18+	Amended and Restated Credit and Security Agreement, dated November 23, 2018, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on Annex B thereto, MidCap Funding X Trust, individually as a Lender, and as Agent, and the financial institutions or other entities from time to time parties thereto.	S-1	333-231381	5/10/2019	10.6

10.19+	Omnibus Amendment No. 1 to Amended and Restated Credit and Security Agreement and Agreement No. 2 to Pledge Agreement, dated as of December 31, 2018, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding X Trust, as agent, and the Lenders party thereto.	S-1	333-231381	5/10/2019	10.7

10.20	Amendment No. 2 to Amended and Restated Credit and Security Agreement, dated as of March 29, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1	333-231381	5/10/2019	10.21

10.21	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of May 13, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1/A	333-231381	5/24/2019	10.22

10.22#	Offer Letter, dated March 12, 2020, by and between Mohawk Group, Inc. and Pramod K C.	10-Q	001-38937	7/30/2020	10.1

10.23+	Omnibus Limited Consent, Joinder and Amendment No. 8 to Amended and Restated Credit and Security Agreement and Amendment No. 4 to Pledge Agreement, dated as of August 26, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Truweo, LLC, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	10-Q	001-38937	11/9/2020	10.1

10.24+	Omnibus Limited Consent, Joinder and Amendment No. 2 to Venture Loan and Security Agreement, dated as of August 26, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Truweo, LLC, Horizon Technology Finance Corporation, as collateral agent, Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation, and Horizon Funding Trust 2019-1.	10-Q	001-38937	11/9/2020	10.2

10.25+	Securities Purchase Agreement, dated as of November 30, 2020, by and among Mohawk Group Holdings, Inc. and each of the investors listed on the Schedule of Buyers attached thereto.	8-K	001-38937	12/1/2020	10.1

10.26+	Amendment No. 9 to Amended and Restated Credit Agreement, dated as of December 1, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc., set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the lenders party thereto.	8-K	001-38937	12/1/2020	10.2

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.27	Lock-Up, Voting and Standstill Agreement, dated December 1, 2020, by and between Mohawk Group Holdings, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.3

10.28+	Non-Negotiable Promissory Note, dated December 1, 2020, from Mohawk Group Holdings, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.4

10.29+	Securities Purchase Agreement, dated as of February 2, 2021, by and among Mohawk Group Holdings, Inc. and each of the investors listed on the Schedule of Buyers attached thereto.	8-K	001-38937	2/3/2021	10.1

10.30+	Limited Consent and Amendment No. 10 to Amended and Restated Credit Agreement, dated as of February 2, 2021, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc., set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the lenders party thereto.	8-K	001-38937	2/3/2021	10.2

10.31	Lock-Up, Voting and Standstill Agreement, dated February 2, 2021, by and between Mohawk Group Holdings, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.3

10.32+	Manufacturing Supply Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.4

10.33+	Consulting Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Richard Perry.	8-K	001-38937	2/3/2021	10.5

10.34+	Consulting Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Christopher Marshall.	8-K	001-38937	2/3/2021	10.6

10.35+	Consulting Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Quinn McCullough.	8-K	001-38937	2/3/2021	10.7

10.36+	Transition Services Agreement, dated February 2, 2021, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2021	10.8

10.37+	Letter Agreement, dated February 8, 2021, by and between Mohawk Group Holdings, Inc. and High Trail Investments SA LLC.	8-K	001-38937	2/9/2021	10.1

10.38	Form of Voting Agreement, dated February 8, 2021.	8-K	001-38937	2/9/2021	10.2

21.1 *	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
+

Non-material schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

†

Non-material schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOHAWK GROUP HOLDINGS, INC.

By:	/s/ Yaniv Sarig
Yaniv Sarig
President and Chief Executive Officer

Date:	March 16, 2021

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Yaniv Sarig, Arturo Rodriguez and Joseph A. Risico, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date

/s/ Yaniv Sarig	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2021
Yaniv Sarig

/s/ Arturo Rodriguez	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2021
Arturo Rodriguez

/s/ William Kurtz	Director	March 16, 2021
William Kurtz

/s/ Greg B. Petersen	Director	March 16, 2021
Greg B. Petersen

/s/ Amy von Walter	Director	March 16, 2021
Amy von Walter

/s/ Bari Harlam	Director	March 16, 2021
Bari Harlam