Form 10-K/A
period 2020-12-31
Mohawk Group Holdings, Inc.
filed 2021-04-29
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES  ☒    NO  ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of April 26, 2021 was 30,623,213.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Mohawk Group Holdings, Inc. (the “Company”, “Mohawk”, “we”, “us”, and “our”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Annual Report”).

The Company is filing this Amendment solely for the purposes of including the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Annual Report in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report, or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors, not later than 120 days after the end of the fiscal year covered by the Annual Report. As of the date of this Amendment, the Company does not intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the Company is filing this Amendment to include such omitted information as part of the Annual Report.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Annual Report and Part IV, Item 15 of the Annual Report (other than Schedule II thereto) are hereby amended and restated in their entirety. In addition, as required by Rule 12b-15 promulgated under the Exchange Act, new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Annual Report. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Annual Report, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Annual Report. Accordingly, this Amendment should be read in conjunction with the Annual Report.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of April 26, 2021:

Name	Age	Position(s)
Executive Officers:
Yaniv Sarig	43	President and Chief Executive Officer, Director
Arturo Rodriguez	45	Chief Financial Officer
Joseph A. Risico	47	Chief Legal Officer and Head of Corporate Development, North America
Mihal Chaouat-Fix	41	Chief Product Officer
Tomer Pascal	40	Chief Revenue Officer
Roi Zahut	33	Chief Technology Officer

Non-Employee Directors:
Bari A. Harlam	59	Director
William Kurtz	63	Director
Greg B. Petersen	58	Director
Amy von Walter	47	Director

There are no family relationships among any of the directors or executive officers except that Yaniv Sarig and Mihal Chaouat-Fix are siblings.

Executive Officers

Yaniv Sarig has served as a director and our President and Chief Executive Officer since September 2018, is a co-founder of Mohawk Group, Inc. (“Mohawk Opco”) and has served as a director and President and Chief Executive Officer of Mohawk Opco since June 2014. Prior to co-founding Mohawk, Mr. Sarig led the Financial Services Engineering department at Coverity, a leading software startup providing code quality and security solutions for top financial institutions and hedge funds in New York including NYSE, Nasdaq, JPMC and Barclays, from April 2012 to April 2014. Before joining Coverity, Mr. Sarig held lead technical roles at Bloomberg from October 2011 to April 2012 and EPIQ Systems, Inc. (Nasdaq: EPIQ), a legal process outsourcing company, from February 2006 to October 2011. Prior to moving to New York City, Mr. Sarig lived in Israel where he held various software engineering roles at startups from various industries including companies involved in digital printing solutions and military navigation systems. Mr. Sarig also served in the IDF Special Forces from November 1995 to November 1998, where he obtained the rank of Sergeant First Class. Mr. Sarig holds a Bachelor of Science in Computer Science from Touro College, is fluent in English, French, Hebrew and C++. We believe that Mr. Sarig is qualified to serve as a member of our Board of Directors (“Board”) based on the perspective and experience he brings as co-founder and President and Chief Executive Officer of Mohawk Opco.

Arturo Rodriguez has served as our Chief Financial Officer since March 2021. Prior to that, he served as our Senior Vice President of Finance since September 2017. Prior to joining the Company, Mr. Rodriguez served as Chief Accounting Officer and Global Controller for Piksel, Inc. from July 2012 to September 2017 and also held the role of Interim Chief Operating Officer in 2017. From 2000 to 2011, Mr. Rodriguez held several financial leadership roles with the Atari Group, most notably Acting Chief Financial Officer of Atari, Inc. (Nasdaq: ATAR) from 2007 to 2008, and Deputy CFO of Atari SA (Euronext: ATA) from 2008 to 2010. Mr. Rodriguez started his career at Arthur Andersen LLP in 1997 and is a CPA in the State of New York (inactive). Mr. Rodriguez holds a Bachelor of Business Administration – Accounting from Hofstra University.

Joseph A. Risico has served as our Chief Legal Officer and Head of Corporate Development, North America since March 2021. Prior to that, he served as our General Counsel since September 2018 and has served as General Counsel for Mohawk Opco since February 2018. Prior to joining Mohawk, Mr. Risico held a number of legal and business positions, most recently at AutoModality, Inc., a UAV flight control software company, where he served as Chief Operating Officer and General Counsel from February 2017 to February 2018, Ecovative Design LLC, a biomaterials company, where he served as General Counsel and Head of Business Development from August 2011 to February 2017, and 3M Company, where he served as the General Counsel of 3M’s corporate ventures business from May 2010 to July 2011. Mr. Risico started his legal career as a corporate associate at the law firm of Cravath, Swaine & Moore LLP from August 2001 to June 2006. Mr. Risico holds a B.A. from New York University with concentrations in accounting and economics and a J.D. from Columbia Law School. Mr. Risico also holds a CPA (not active).

Mihal Chaouat-Fix has served as our Chief Product Officer since September 2018. Prior to taking the Chief Product Officer role, since June 2014, Ms. Chaouat-Fix served as our Chief Operating Officer, where she was responsible for our day-to-day leadership and operational management. Prior to joining Mohawk, Ms. Chaouat-Fix worked in various strategic roles from April 2000 to March 2014 at Gottex Models Ltd., an international fashion swimwear company. Among her various roles spanning operations and marketing, she oversaw manufacturing, supply chain and distribution of 12 million units a year to over 40 countries world-wide.

Roi Zahut has served as our Chief Technology Officer since January 2019. Prior to joining Mohawk, he served in a number of roles, including as the CTO of the Advanced Analytics global consulting team at IBM and as the architect of IBM Metropulse, a retail & CPG analytics platform, from October 2016 to January 2019. Prior to that, Mr. Zahut lived in Israel where he held senior technical, business and data science roles in startups and consulting companies including IBM Israel from January 2015 to October 2016, Brainbow Ltd from October 2013 to January 2015 and Matrix IT Ltd, an information technology company, from October 2008 to October 2011, working across industries (CPG, industrial and defense). Mr. Zahut also served in the Israeli Air Force from September 2005 to October 2008 where he obtained the rank of Sergeant First Class. Mr. Zahut holds an MSc in Neuroscience with distinction from Bar Ilan University.

Non-Employee Directors

Bari A. Harlam has served as a director since February 2020, and is a business leader, marketer, educator and author. In February 2020, she co-founded Trouble LLC, a pro-social, experience brand. Ms. Harlam has served on the Boards of Directors of Eastern Bank since February 2014, Champion Petfoods LP since April 2020, OneWater Marine Inc. (Nasdaq: ONEW) since May 2020 and Rite Aid (NYSE: RAD) since September 2020, and serves as a member of the Compensation Committee for OneWater Marine Inc., as a member of the Nominating and Governance Committee of Rite Aid and as a member of the Risk, Trust, Innovation and Charitable Foundation Committees of Eastern Bank. From April 2018 to March 2020, she served as EVP, Chief Marketing Officer North America at Hudson’s Bay Company (TSX: HBC). Prior to her time at Hudson’s Bay Company, she was EVP, Membership, Marketing & Analytics at BJ’s Wholesale Club (NYSE: BJ) from July 2012 to December 2016. Before joining BJ’s Wholesale Club, she served as Chief Marketing Officer at Swipely, now called Upserve, from August 2011 to July 2012 and prior to that, she served as SVP, Marketing at CVS Health (NYSE: CVS) from 2000 to August 2011. Early in her career, she was a Professor at Columbia University from July 1989 to July 1992 and The University of Rhode Island from July 1992 to July 2000. In addition, she was an Adjunct Professor at The Wharton School at The University of Pennsylvania from January 2015 to May 2018. She received a Bachelor of Science, a Master of Science and a Ph.D. in Marketing from The University of Pennsylvania, The Wharton School. We believe Ms. Harlam is qualified to serve as a member of our Board due to her experience in the consumer packaged goods and retail industries as well as her expertise in marketing.

William Kurtz has served as a director since August 2019. Mr. Kurtz is a senior financial and operations executive with over 30 years of experience operating as chief financial officer or chief operating officer at several private and public technology companies on the East Coast and in Silicon Valley. Since 2016, he has served as a member of the board of directors of Verint Systems Inc., a customer experience software SaaS company, and he currently serves as chairman of its Audit Committee and as a member of the Nominating & Governance Committee. Mr. Kurtz has served as the Chief Financial and Commercial Officer for Ripcord, Inc. since January 2020 and as its Chief Commercial Officer since April 2021. He is also a member of the Board of Ripcord Inc. Mr. Kurtz also served as a Strategic Advisor for Bloom Energy Corporation, a manufacturer of on-site power generation platforms, from January 2019 to January 2021 and previously served as its Chief Commercial Officer (from May 2015 to December 2018) and Chief Commercial & Financial Officer (from March 2008 to May 2015). Mr. Kurtz has also held a number of CFO or other senior finance and operations roles at a variety of organizations, including Novellus Systems, Inc. (from September 2005 to February 2008), Engenio Information Technologies, Inc. (from March 2004 to August 2005), 3PARdata, Inc. (from July 2001 to February 2004), Scient Corporation (from August 1998 to June 2001), AT&T Corporation (from July 1983 to July 1998) and Price Waterhouse & Co./Brout & Company (from June 1979 to July 1983). Mr. Kurtz also served as a member of the board of directors and chair of the audit committee of Violin Memory Inc. (from November 2014 to February 2017), PMC-Sierra, Inc. (from April 2003 to January 2016), AuraSound, Inc. (from August 2010 to April 2012), ONStor, Inc. (from January 2008 to July 2009) and Redback Networks Inc. (from October 1999 to January 2007). Mr. Kurtz holds a Bachelor of Science in Commerce from Rider University and a Master of Science in Management Sciences from Stanford University. We believe Mr. Kurtz is qualified to serve as a member of our Board due to his experience in chief financial officer and chief operating officer roles and his experience in private and public technology companies.

Greg B. Petersen has served as a director since June 2019. Mr. Petersen currently serves on two other public company boards, PROS Holdings, Inc. and Plus Therapeutics, Inc. Mr. Petersen has previously served on other public company boards and has extensive experience as a Chief Financial Officer and executive at several software companies. Since February 2020, Mr. Petersen has served as a member of the board of directors for Plus Therapeutics, Inc., a clinical-stage pharmaceutical company focused on the discovery, development and delivery of innovative treatments for cancer and rare diseases, and serves as a member of its Audit Committee and Compensation Committee. Since 2007, he has served as a member of the board of directors of PROS Holdings, Inc., a provider of artificial intelligence solutions that powers commerce in the digital economy, and serves as chairman of its Compensation and Leadership Development Committee and as a member of its Audit Committee. Mr. Petersen also served on the board of directors of Diligent Corporation (2013 to 2016), a provider of enterprise governance management solutions, and Piksel, Inc. (2012 to 2017), which designs, builds and manages online video services. He was also an advisory board member at Synthesio (2014 to 2016), a provider of social listening tools. Mr. Petersen served as the chairman of the audit committee at Diligent and Piksel. A petition of bankruptcy was filed by Piksel, Inc. (f/k/a Kit Digital Inc.) in April 2013. Mr. Petersen has served as the president of Brookview Capital Advisors, an operations and investment advisory business, since 2016. From 2014 to 2015, he served as Executive Vice Chairman at Diligent Corporation. Mr. Petersen previously served as Chief Financial Officer of Lombardi Software, Inc., a business process management software provider (which was sold to IBM in 2010), from 2008 to 2010 and Activant Solutions, Inc., a provider of business management solutions to retail and wholesale distribution businesses (which is now part of Epicor Software), from 2001 to 2007. Mr. Petersen previously served in executive roles with Trilogy Software, a provider of enterprise software and business services, from 1999 to 2001 and RailTex, a short-line and regional rail service provider, from 1997 to 1999. Mr. Petersen began his career with American Airlines, Inc., including serving as managing director of corporate development Mr. Petersen holds a Bachelor of Arts in Economics from Boston College and a Master of Business Administration from the Fuqua School of Business at Duke University. We believe Mr. Petersen is qualified to serve as a member of our Board due to his business and leadership experience in software companies, merger and acquisition experience and extensive financial planning, accounting, governance, compensation planning and risk management knowledge.

Amy von Walter has served as a director since June 2019. Since August 2018, Ms. von Walter has served in various roles at The Bountiful Company, a privately held, global manufacturer, marketer and online seller in the nutritional market, including Chief Administrative Officer, overseeing Human Resources and Communications, and Global Chief Communications Officer. Ms. von Walter has held a number of senior level leadership roles at a variety of organizations, including Toys “R” Us, Inc. (March 2016 to August 2018), Best Buy Co., Inc. (NYSE: BBY) (September 2012 to March 2016), Medtronic PLC (NYSE: MDT) (October 2011 to September 2012), HealthPartners & Regions Hospital (May 2008 to October 2011), Target Corporation (NYSE: TGT) (December 2006 to May 2008) and the Department of Homeland Security (July 2003 to November 2006). She is an expert in crises and issues, having joined the Department of Homeland Security during its early days following 9/11 and having spent much of her career in this space. Ms. von Walter has deep experience in highly complex scenarios, including turnarounds, proxy battles and restructuring, and has managed reputational threats ranging from cybersecurity and terrorism to labor strife, privacy issues, recalls and employee misconduct. Ms. von Walter holds a Bachelor of Arts in Broadcast Journalism and Public Relations from the University of Minnesota, and later served as an adjunct professor at its School of Journalism in 2016. She previously served as an advisory board member for the USC Annenberg Center for Public Relations as well as several nonprofit boards, including Oakland-based Techbridge Girls and Minnesota-based ACES, a nonprofit dedicated to helping low-income students close the achievement gap. We believe Ms. von Walter is qualified to serve as a member of our Board due to her experience in the consumer packaged goods and retail industries as well as her expertise in human resources, communications, crisis management and public relations.

Code of Conduct and Ethics

Our Board has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other employees. We have posted the Code of Conduct and Ethics on our website at https://ir.mohawkgp.com/corporate-governance/governance-highlights under “Governance Documents”. The Code of Conduct and Ethics can only be amended by the approval of the Audit Committee and any waiver to the Code of Conduct and Ethics for an executive officer or director may only be granted by our audit committee of the Board (the “Audit Committee”) and must be timely disclosed as required by applicable law. We expect that any amendments to the Code of Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mr. Petersen, Mr. Kurtz and Ms. von Walter, with Mr. Petersen serving as Chairperson of the committee. Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”) and SEC rules and financially literate under the Nasdaq Rules. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Mr. Petersen is an “audit committee financial expert” under the rules of the SEC. The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

•

appointing, determining the compensation of, retaining, overseeing and evaluating our independent registered public accounting firm and any other registered public accounting firm engaged for the purpose of performing other review or attest services for us;

•

prior to commencement of the audit engagement, reviewing and discussing with the independent registered public accounting firm a written disclosure by the prospective independent registered public accounting firm of all relationships between us, or persons in financial oversight roles with us, and such independent registered public accounting firm or their affiliates;

•	determining and approving engagements of the independent registered public accounting firm, prior to commencement of the engagement, and the scope of and plans for the audit;

•	monitoring the rotation of partners of the independent registered public accounting firm on our audit engagement;

•

reviewing with management and the independent registered public accounting firm any fraud that includes management or other employees who have a significant role in our internal control over financial reporting and any significant changes in internal controls;

•

establishing and overseeing procedures for the receipt, retention and treatment of complaints regarding accounting, internal accounting controls or auditing matters and the confidential and anonymous submission by employees of concerns regarding questionable accounting or auditing matters;

•	reviewing the results of management’s efforts to monitor compliance with our programs and policies designed to ensure compliance with laws and rules; and

•

reviewing and discussing with management and the independent registered public accounting firm the results of the annual audit and the independent registered public accounting firm’s assessment of the quality and acceptability of our accounting principles and practices and all other matters required to be communicated to the Audit Committee by the independent registered public accounting firm under generally accepted accounting standards, the results of the independent registered public accounting firm’s review of our quarterly financial information prior to public disclosure and our disclosures in our periodic reports filed with the SEC.

The Audit Committee reviews, discusses and assesses its own performance and composition at least annually. The Audit Committee also periodically reviews and assesses the adequacy of its charter, including its role and responsibilities as outlined in its charter, and recommends any proposed changes to our Board for its consideration and approval.

Typically, the Audit Committee meets at least quarterly and with greater frequency if necessary. Our Board has adopted a written charter of the Audit Committee that is available to stockholders on our internet website at https://ir.mohawkgp.com/corporate-governance/governance-highlights under “Governance Charters”.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2020 Annual Meeting of Stockholders that was filed with the SEC on May 15, 2020.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms and amendments thereto, we believe that, during 2020, none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis the reports required by Section 16(a), with the exception of the following reports:

•	a late Form 3 filed by Jelena Puzovic and Nijor Children’s Trust UA 1/2/2017 for one transaction;

•	a late Form 4 for William Kurtz for three transactions;

•	a late Form 4 for 9830 Macarthur LLC for nine transactions;

•	three late Form 4s for Yaniv Sarig, each for one transaction;

•	three late Form 4s for Fabrice Hamaide, each for one transaction;

•	three late Form 4s for Joseph Risico, each for one transaction;

•	three late Form 4s for Mihal Chaouat-Fix, each for one transaction;

•	three late Form 4s for Roi Zahut, each for one transaction; and

•	three late Form 4s for Tomer Pascal, each for one transaction.

Item 11. Executive Compensation.

The information in this section summarizes the compensation earned by our executive officers.

Our named executive officers for the year ended December 31, 2020 (“Named Executive Officers”), which consist of our principal executive officer, up to two other most highly compensated executive officers who were serving as executive officers as of December 31, 2020 and up to two additional individuals who would have been another most highly compensated executive officer but for the fact that such individual was not serving as an executive officer as of December 31, 2020, are:

•	Yaniv Sarig, our President and Chief Executive Officer;

•	Fabrice Hamaide, our former Chief Financial Officer*; and

•	Tomer Pascal, our Chief Revenue Officer.

*	Mr. Hamaide ceased to be an executive officer and resigned from our Board effective March 8, 2021.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2020 and 2019:

Name and principal position	Year	Salary/ Fees ($)	Bonus ($)	Option awards ($)(1)	Stock awards ($)(2)	All Other Compensation ($)		Total ($)
Yaniv Sarig	2020	266,252	30,000	—	2,139,003	14,712	(4)	2,449,967
President and Chief Executive Officer	2019	300,000	30,000	—	9,039,709	12,837		9,382,546
Fabrice Hamaide(3)	2020	283,125	30,000	—	1,106,671	20,509	(4)	1,440,305
Chief Financial Officer	2019	300,000	30,000	—	12,203,611	57,983		12,591,594
Tomer Pascal	2020	295,395	30,000	—	1,117,849	12,000	(4)	1,455,244
Chief Revenue Officer	2019	300,000	31,750	—	4,519,854	5,169		4,856,773

(1)

The amounts in this column represent the aggregate grant date fair value of the option awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options.

(2)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

(3)	Mr. Hamaide ceased to be an executive officer and resigned from our Board effective March 8, 2021.
(4)	Consists solely of medical benefits.

Narrative Disclosure to Summary Compensation Table

Employment and Severance Agreements

Yaniv Sarig—We entered into an offer letter with Mr. Sarig, dated April 1, 2015. Pursuant to the offer letter, Mr. Sarig’s base salary was initially $120,000 per year. During his employment, Mr. Sarig has received various base salary adjustments and his current base salary is $300,000 per year. In May 2020, we and Mr. Sarig agreed to reduce his salary to $210,000 per year until October 1, 2020, when we and Mr. Sarig agreed to revert his salary back to the original amount of $300,000. Mr. Sarig’s employment is at will and may be terminated at any time by us or Mr. Sarig, with or without cause.

Fabrice Hamaide—We entered into a contractor agreement with Mr. Hamaide, dated July 1, 2017. Pursuant to this agreement, Mr. Hamaide’s compensation was initially set at $300,000 per year, and his current compensation is $300,000 per year. In May 2020, we and Mr. Hamaide agreed to reduce his compensation to $255,000 per year until October 1, 2020, when we and Mr. Hamaide agreed to revert his compensation back to the original amount of $300,000. If Mr. Hamaide’s agreement is terminated without cause, Mr. Hamaide will be entitled to six months of compensation. Mr. Hamaide ceased to be an executive officer and resigned from our Board effective March 8, 2021.

Tomer Pascal—We entered into a contractor agreement with Mr. Pascal, dated August 14, 2017. Pursuant to this agreement, Mr. Pascal’s compensation was initially set at $16,666.60 per month, and his current compensation is $300,000 per year. In May 2020, we and Mr. Pascal and agreed to reduce his compensation to $285,000 per year until October 1, 2020, when we and Mr. Pascal agreed to revert his compensation back to the original amount of $300,000. Mr. Pascal’s consulting services may be terminated by us at any time, with or without cause, by providing Mr. Pascal with two weeks prior written notice.

Base Salaries/Compensation

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our Named Executive Officers. Base salaries and base compensation are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries and compensation with market levels after taking into account individual responsibilities, performance and experience. For the year ended December 31, 2020, the annual base salaries or base compensation for each of Mr. Sarig, Mr. Hamaide and Mr. Pascal were $300,000, $300,000 and $300,000, respectively, subject to the salary and compensation reductions that were effected between May 2020 to October 1, 2020 as discussed under “Employment and Severance Agreements” above.

Bonuses

For the year ended December 31, 2020, bonuses in the amount of $30,000, $30,000 and $30,000 were paid to Mr. Sarig, Mr. Hamaide and Mr. Pascal, respectively, in recognition of their performance and our results of operations during the year ended December 31, 2020. For the year ended December 31, 2019, bonuses in the amount of $30,000, $30,000 and $31,750 were paid to Mr. Sarig, Mr. Hamaide and Mr. Pascal, respectively, in recognition of the completion of our initial public offering (“IPO”) and our results of operations during the year ended December 31, 2019. None of our Named Executive Officers received any non-equity incentive compensation in 2019 or 2020.

Equity Compensation

Although we do not have a formal policy with respect to the grant of equity incentive awards to our executive officers, we believe that equity grants provide our executives with a strong link to our long-term performance, create an ownership culture and help to align the interests of our executives and our stockholders. In addition, we believe that equity grants with a time-based vesting feature promote executive retention because this feature incentivizes our executive officers to remain in our employment during the vesting period. Accordingly, our Board periodically reviews the equity incentive compensation of our Named Executive Officers and from time to time may grant equity incentive awards to them.

During the year ended December 31, 2020, we granted restricted stock awards to Mr. Sarig, Mr. Hamaide and Mr. Pascal pursuant to the Mohawk Group Holdings, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), as described in more detail in the “Outstanding Equity Awards at December 31, 2020” table below.

During the year ended December 31, 2019, we granted restricted stock awards to Mr. Sarig, Mr. Hamaide and Mr. Pascal in connection with the replacement of the Mohawk Group, Inc. Transaction Bonus Plan (the “Transaction Bonus Plan”). Effective July 9, 2018, we established the Transaction Bonus Plan to provide a means by which select employees may be given incentives to remain with Mohawk through a liquidity transaction. Under the Transaction Bonus Plan, our Board could, by unanimous approval, grant contractual rights to receive payments (each right, a “Participation Unit”) to any full-time employees or independent contractors that had at least three months of service with us. Each Participation Unit represented a proportional interest in the amount set aside for participants of the Transaction Bonus Plan (the “Plan Pool”). Participation Units were deemed vested (meaning the units were then eligible to vest upon, or following, a subsequent liquidity event) in nine monthly installments on each of the nine monthly anniversaries of the date of grant, subject to continued employment with us or a subsidiary of ours. Upon the closing of a Sale of the Company (as defined in the Transaction Bonus Plan), the Participation Units would immediately and fully vest, subject to continued employment with us or a subsidiary of ours. Upon the closing of a Qualified IPO (as defined in the Transaction Bonus Plan), the Participation Units would immediately vest in full. Following a Qualified IPO, on each of the first four six-month anniversaries of the Qualified IPO, a participant was entitled to payments and distributions equal to 25% of the participant’s proportional interest of the Plan Pool, subject to continued service with us, but subject to earlier payment in the event of certain terminations of employment. If payments were triggered by the occurrence of a Qualified IPO, the Plan Pool would have been deemed funded one-third in cash and two-thirds in our common stock. The Transaction Bonus Plan was replaced by the Mohawk Group Holdings, Inc. 2019 Equity Plan (the “2019 Plan”) and, effective March 20, 2019, all awards previously allocated under the Transaction Bonus Plan were replaced with grants under the 2019 Plan.

Potential Payments Upon Termination or Change in Control

Mr. Hamaide’s independent contractor agreement provides that if Mr. Hamaide’s contractor agreement is terminated without cause, Mr. Hamaide will be entitled to six months of compensation. Mr. Hamaide ceased to be an executive officer and resigned from our Board effective March 8, 2021.

During the years ended December 31, 2020 and December 31, 2019, our Board approved certain restricted stock awards pursuant to the 2019 Plan. Additional information regarding these restricted stock awards can be found above under “Narrative Disclosure to Summary Compensation Table—Equity Compensation” and in the “Outstanding Equity Awards at December 31, 2020” table below. Pursuant to the 2019 Plan, the restricted stock awards granted to Mr. Sarig, Mr. Hamaide and Mr. Pascal thereunder will fully vest upon the occurrence of a “Change in Control” of the Company, which is defined as (i) any person (other than persons who are employees or service providers at any time more than one year before a transaction) becoming the beneficial owner (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities; however, the foregoing shall exclude any bona fide sale of our securities by us to one or more third parties for purposes of raising capital; (ii) during any consecutive one-year period commencing after our IPO, individuals who constituted the Board at the beginning of the period (or their approved replacements, if the election of such replacement director (or nomination for election) was approved by a vote of at least a majority of the Board then still in office who either were members of the Board at the beginning of the period or were themselves approved replacements, but in either case excluding any director whose initial assumption of office occurred as a result of an actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board) cease for any reason to constitute a majority of the Board; (iii) we consummate a merger or consolidation with any other corporation unless: (a) our voting securities outstanding immediately before the merger or consolidation would continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of our voting securities or such surviving entity outstanding immediately after such merger or consolidation; and (b) no person (other than persons who are employees or service providers at any time more than one year before the transaction) becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities; (iv) we sell or dispose of all, or substantially all, of our assets; or (v) our stockholders approve a plan or proposal for our liquidation or dissolution.

Perquisites, Health, Welfare and Retirement Plans and Benefits

We provide healthcare coverage to our employees. In addition, we have adopted a 401(k) plan for eligible employees. However, we do not currently match any portion of the contributions made by our employees to the 401(k) plan.

Outstanding Equity Awards at December 31, 2020

The following table presents certain information concerning outstanding equity awards held by each of the Named Executive Officers at December 31, 2020:

			Option awards				Stock awards
Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested(1) ($)
Yaniv Sarig	12/28/2018	(2)(3)	203,664	78,387	$9.72	12/27/2028
	3/20/2019	(4)(5)					230,473	(6)	3,966,440
	11/27/2019	(4)(5)					4,703		80,938
	5/9/2020	(5)(11)					16,101		277,098
	10/23/2020	(5)(12)					1,282		22,063
	12/14/2020	(13)					210,000		3,614,100
Fabrice Hamaide(7)	11/21/2017	(8)(9)	166,062	28,353	$6.79	11/20/2027
	12/28/2018	(2)(3)	166,634	64,135	$9.72	12/27/2028
	3/20/2019	(4)(5)					311,139		5,354,702
	11/27/2019	(4)(5)					6,349		109,266
	3/12/2020	(4)(5)					125,326		2,156,860
	5/9/2020	(5)(11)					30,316		521,738
	10/23/2020	(5)(12)					2,414		41,544
	12/14/2020	(13)					20,000		344,200
Tomer Pascal	11/21/2017	(9)(10)	13,045	2,610	$6.79	11/21/2027
	12/28/2018	(2)(3)	120,346	46,320	$9.72	12/27/2028
	3/20/2019	(4)(5)					115,237		1,983,228
	11/27/2019	(4)(5)					2,351		40,460
	5/9/2020	(5)(11)					8,051		138,557
	10/23/2020	(5)(12)					641		11,031
	12/14/2020	(13)					110,00		1,893,100

(1)

Represents the market value of the unvested shares underlying the restricted stock awards as of December 31, 2020, based on the closing price of our common stock on such date, as reported on the Nasdaq Capital Market, which was $17.21 per share. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

(2)

One-third of the shares subject to each stock option shall vest on the date that is one year after the vesting commencement date (October 11, 2018). The remaining shares subject to each stock option shall vest in a series of 24 successive, equal monthly installments measured from the first anniversary of the vesting commencement date, subject to the option holder’s continuous service as of each such date, inclusive.

(3)

The shares subject to each stock option shall immediately and fully vest upon the occurrence of the closing of a sale of the Company, which is defined as (i) the accumulation, whether directly or indirectly, beneficially or of record, by an individual and/or entity of more than 50% of the outstanding shares of our common stock or (ii) a sale of all or substantially all of our assets, which may include a license transaction, subject to the option holder’s continuous service as of each such event.

(4)

The shares of restricted common stock vest in four equal installments on March 13, 2020, June 14, 2020, December 14, 2020 and June 14, 2021. Mr. Sarig and Mr. Pascal forfeited the right to receive any shares that would have otherwise vested on March 13, 2020.

(5)	The shares of restricted common stock were granted pursuant to the 2019 Plan and shall fully vest upon the occurrence of a Change in Control.
(6)	On October 30, 2019, Mr. Sarig gifted 460,946 shares of restricted common stock to the Sarig-Bulow Family Trust. Mr. Sarig’s minor children are the beneficiaries of the Sarig-Bulow Family Trust.
(7)	Mr. Hamaide ceased to be an executive officer and resigned from our Board effective March 8, 2021.
(8)

One-fourth of the shares subject to the stock option shall vest on the date that is one year after the vesting commencement date (July 1, 2017). The remaining shares subject to the stock option shall vest in a series of 36 successive, equal monthly installments measured from the first anniversary of the vesting commencement date, subject to the option holder’s continuous service as of each such date, inclusive.

(9)

Pursuant to that certain Agreement and Plan of Merger and Reorganization, by and among Mohawk Opco, MGH Merger Sub, Inc. and Mohawk, as amended by Amendment No. 1, dated as of April 1, 2018, whereby MGH Merger Sub, Inc. merged with and into Mohawk Opco, with Mohawk Opco remaining as the surviving entity and becoming a wholly-owned operating subsidiary of Mohawk (the “Merger”), options to purchase shares of Mohawk Opco’s common stock issued and outstanding immediately prior to the closing of the Merger were assumed and exchanged for options to purchase our common stock on September 4, 2018. This grant date reflects the historical date such options were granted by Mohawk Opco.

(10)

One-fourth of the shares subject to the stock option shall vest on the date that is one year after the vesting commencement date (August 14, 2017). The remaining shares subject to the stock option shall vest in a series of 36 successive, equal monthly installments measured from the first anniversary of the vesting commencement date, subject to the option holder’s continuous service as of each such date, inclusive.

(11)	The shares of restricted common stock shall vest in three equal installments on June 14, 2020, December 14, 2020 and June 14, 2021.
(12)	The shares of restricted common stock shall vest in two equal installments on December 14, 2020 and June 14, 2021.
(13)	The shares of restricted common stock shall vest on December 14, 2021.

Non-Employee Director Compensation

While we did not have a formal non-employee director compensation policy in place for 2020, our non-employee directors, were paid the following amounts for the year ended December 31, 2020 (prorated for service for a partial year), which was payable one-third in shares of restricted common stock and two-thirds in cash: (i) $50,000 per year; (ii) $15,000 per year to the chairperson of the Audit Committee; and (iii) $7,500 to the chairperson of the compensation committee of the Board (the “Compensation Committee”) and the Nominating and Corporate Governance Committee. No compensation was paid to other members of the Audit Committee, Compensation Committee or the Nominating and Corporate Governance Committee. We may adopt a formal compensation program for our non-employee directors in the future.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended December 31, 2020.

Name(1)	Fees Earned or Paid in Cash ($)		Option awards ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
Bari A. Harlam(4)	33,466		—	144,200	—	56,566
William Kurtz	46,137		—	25,574	—	71,711
Stephen Liu, M.D.(5)	25,000	(6)	—	—	—	25,000
Greg B. Petersen	50,075		—	27,224	—	77,299
Amy von Walter	44,487		—	24,749	—	69,236

(1)

Yaniv Sarig, our President and Chief Executive Officer, and Fabrice Hamaide, our former Chief Financial Officer, and two of our Named Executive Officers, are not included in this table as they are employees of ours and therefore receive no compensation for their service as a director. Mr. Sarig’s and Mr. Hamaide’s compensation is included in the section entitled “Summary Compensation Table” of this Annual Report on Form 10-K above.

(2)

The amounts in this column represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. As of December 31, 2020, none of our non-employee directors held options to purchase shares of common stock.

(3)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards. As of December 31, 2020, our non-employee directors held the following number of shares of restricted common stock: Ms. Harlam 28,325 shares; Mr. Kurtz 15,744 shares; Mr. Petersen 14,170 shares; and Ms. von Walter 14,170 shares.

(4)	Ms. Harlam was appointed to our Board on February 19, 2020.
(5)	Dr. Liu’s service on our Board ceased on June 29, 2020.
(6)	Prorated amount of $50,000 annual retainer we agreed to pay Dr. Liu pursuant to a letter agreement with IFG Health, Inc., dated as of April 2, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2020 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2020. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted- average exercise price of outstanding options, warrants and rights(b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)(2)
Equity compensation plans approved by security holders(3)(4)	1,268,485	$9.72	93,615
Equity compensation plans not approved by security holders(5)	302,243	$6.41	56,458
Total	1,570,728	$9.09	150,073

(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2020.
(2)	Consists entirely of shares of common stock that remain available for future issuance under the 2018 Plan as of December 31, 2020.
(3)	Consists of options outstanding as of December 31, 2020 under the 2018 Plan.
(4)

The number of shares of our common stock available for issuance under the 2018 Plan will automatically increase on January 1st of each year, for a period of not more than nine years, beginning January 1, 2020 and ending on (and including) January 1, 2028 by the lesser of (i) 15% of the shares deemed outstanding as of the preceding December 31, minus the number of shares in the share reserve (which for this purpose includes shares issued and issuable pursuant to the Mohawk Group, Inc. Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”)) as of immediately prior to the increase, or (ii) such number of shares as determined by our Board.

(5)	Consists of options outstanding as of December 31, 2020 under the 2014 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 26, 2021, with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;

•	each of the Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our common stock.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any beneficial owner of more than five percent of our common stock as of April 26, 2021. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

We have determined beneficial ownership in accordance with the rules of the SEC. We have deemed shares of our common stock subject to warrants and options that are currently exercisable or exercisable within 60 days of April 26, 2021 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership of our common stock is based on 30,623,213 shares of our common stock outstanding as of April 26, 2021.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Mohawk Group Holdings, Inc., 37 East 18th Street, 7th Floor, New York, NY 10003.

	Beneficial Ownership of Common Stock
	Number of Shares		%(1)
Greater than 5% Stockholders:
9830 Macarthur LLC	4,972,507	(2)	16.2%
MV II, LLC	2,123,078	(3)(4)	6.9%
Asher Delug	2,503,608	(5)	8.2%
Named Executive Officers and Directors:
Yaniv Sarig	250,894	(6)	*
Fabrice Hamaide	272,605	(7)	*
Tomer Pascal	309,049	(8)	1.0%
William Kurtz	50,413	(9)	*
Greg B. Petersen	48,625	(10)	*
Amy von Walter	34,325	(11)	*
Bari A. Harlam	36,125	(12)	*
All current executive officers and directors as a group (10 persons)	1,666,866	(13)	5.4%

*	Denotes less than 1%.
(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the number of shares of common stock outstanding as of April 26, 2021, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after April 26, 2021.

(2)

Comprised of 4,972,507 shares of common stock held directly by 9830 Macarthur LLC, a Wyoming limited liability company. The address of 9830 Macarthur LLC is 30 N. Gould St., Suite R Sheridan, WY 82801. See the section of this Annual Report on Form 10-K below entitled “Voting Agreement with 9830 Macarthur LLC”. Nijor Children’s Trust UA 1/2/2017 (the “Trust”) is the Manager of 9830 Macarthur LLC. Jelena Puzovic is the Trustee of the Trust. Ownership information is based solely on a Form 4 filed by 9830 MacArthur LLC, the Trust and Jelena Puzovic with the SEC on March 8, 2021. In such Form 4, each of 9830 Macarthur LLC, the Trust and Jelena Puzovic disclaimed beneficial ownership of these securities reported therein, except to the extent of their pecuniary interest therein, if any.

(3)

MV II, LLC, Dr. Larisa Storozhenko and Mr. Maximus Yaney have entered into the Restated Voting Agreement (as defined below) with us, pursuant to which our Board has the sole right to vote all of the Voting Interests (as defined below) as the Designating Parties’ (as defined below) proxyholder. Pursuant to the proxy granted by the Designating Parties, our Board is required to vote all of the Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than the Designating Parties. The proxy granted by the Designating Parties under the Restated Voting Agreement is irrevocable. In addition, the Restated Voting Agreement proxyholder may not be changed unless we receive the prior approval of The Nasdaq Stock Market LLC. The Restated Voting Agreement became effective June 12, 2019 and will continue until the earlier to occur of (i) a Deemed Liquidation Event (as defined below) unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (ii) Mr. Yaney’s death. Through the Restated Voting Agreement, our Board has voting power over an aggregate of 3,748,616 shares of our common stock through shares of common stock held by the Designating Parties. As of April 26, 2021, the Designating Parties held 3,748,616 shares of our common stock, or 12.7% of our shares outstanding. See the section of this Annual Report on Form 10-K below entitled “Voting Agreement among MV II, LLC, Dr. Larisa Storozhenko and Maximus Yaney”.

(4)

Comprised of 2,123,078 shares of common stock held directly. Lucile Yaney is the control person of MV II, LLC and has dispositive power over the shares held by MV II, LLC. The address of MV II, LLC is 1013 Centre Road, STE 403-A, Wilmington, DE 19805. The Designating Parties have entered into the Restated Voting Agreement with us, as more fully described in footnote 3.

(5)	Comprised of 2,503,608 shares of common stock held directly. Mr. Delug was a member of our Board until June 2019.
(6)

Mr. Sarig’s holdings consist of (i) 29,052 shares of common stock held directly, (ii) 11,842 shares of restricted common stock granted pursuant to the 2019 Plan that are subject to vesting, and (iii) 210,000 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting. The shares of restricted common stock granted pursuant to the 2019 Plan and the 2018 Plan have voting rights irrespective of any vesting requirements.

(7)

Mr. Hamaide’s holdings consist of (i) 13,634 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 26, 2021, (ii) 238,971 shares of restricted common stock granted pursuant to the 2019 Plan that are subject to vesting and (iii) 20,000 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting. The shares of restricted common stock granted pursuant to the 2019 Plan and the 2018 Plan have voting rights irrespective of any vesting requirements. Mr. Hamaide ceased to be an executive officer and resigned from our Board effective March 8, 2021.

(8)

Mr. Pascal’s holdings consist of (i) 56,819 shares of common stock held directly, (ii) 78,691 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after April 26, 2021, (iii) 63,539 shares of restricted common stock that were granted pursuant to the 2019 Plan that are subject to vesting, and (iv) 110,000 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting. The shares of restricted common stock granted pursuant to the 2019 Plan and the 2018 Plan have voting rights irrespective of any vesting requirements.

(9)

Comprised of: (i) 37,030 shares of common stock held directly, and (ii) 13,383 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting. The shares of restricted common stock granted pursuant to the 2018 Plan have voting rights irrespective of any vesting requirements.

(10)

Comprised of: (i) 37,604 shares of common stock held directly, and (ii) 11,021 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting. The shares of restricted common stock granted pursuant to the 2018 Plan have voting rights irrespective of any vesting requirements.

(11)

Comprised of: (i) 23,304 shares of common stock held directly, and (ii) 11,021 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting. The shares of restricted common stock granted pursuant to the 2018 Plan have voting rights irrespective of any vesting requirements.

(12)

Comprised of: (i) 18,019 shares of common stock held directly, and (ii) 18,106 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting. The shares of restricted common stock granted pursuant to the 2018 Plan have voting rights irrespective of any vesting requirements.

(13)

Comprised of shares included under “Named Executive Officers and Directors”, other than Mr. Hamaide, who ceased to be an executive officer and resigned from our Board effective March 8, 2021, and an aggregate of 110,836 shares of common stock, 410,000 shares of restricted common stock granted pursuant to the 2018 Plan that are subject to vesting, 167,207 shares of restricted common stock granted pursuant to the 2019 Plan that are subject to vesting, and 249,392 shares of common stock issuable pursuant to stock options exercisable within 60 days after April 26, 2021 held by four of our other executive officers. The shares of restricted common stock granted pursuant to the 2018 Plan and the 2019 Plan have voting rights irrespective of any vesting requirements.

Voting Agreement among MV II, LLC, Dr. Larisa Storozhenko and Maximus Yaney

On November 1, 2018, Mr. Yaney, MV II, LLC, Dr. Larisa Storozhenko and Asher Maximus I, LLC, entered into a voting agreement with Asher Delug, as proxyholder (the “Initial Voting Agreement”). The Initial Voting Agreement was amended and restated pursuant to the Voting Agreement, dated March 13, 2019, by and among MV II, LLC, Dr. Larisa Storozhenko, Mr. Maximus Yaney, Mr. Delug and us (the “Restated Voting Agreement”). The Restated Voting Agreement became effective upon the closing of our initial public offering.

Under the Restated Voting Agreement, each of MV II, LLC, Dr. Larisa Storozhenko and Mr. Yaney (collectively, the “Designating Parties”) agreed to relinquish the right to vote their shares of our capital stock, and any of our other equity interests (collectively, the “Voting Interests”) by granting our Board the sole right to vote all of the Voting Interests as the Designating Parties’ proxyholder. The Voting Interests include all shares of our common stock currently held by the Designating Parties, as well as any of our securities or other equity interests acquired by the Designating Parties in the future. Pursuant to the proxy granted by the Designating Parties, our Board is required to vote all of the Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than the Designating Parties. The proxy granted by the Designating Parties under the Restated Voting Agreement is irrevocable. In addition, the Restated Voting Agreement proxyholder may not be changed unless we receive the prior approval of The Nasdaq Stock Market LLC.

Under the Restated Voting Agreement, each of the Designating Parties further agreed not to purchase or otherwise acquire any shares of our capital stock or other equity securities, or any interest in any of the foregoing. As of April 26, 2021, the Designating Parties held 3,748,616 shares of our common stock, or 12.2% of our shares outstanding.

The Restated Voting Agreement will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, our common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Yaney’s death. For purposes of the agreement, a “Deemed Liquidation Event” means (i) the acquisition of us by another entity by means of any transaction or series of related transactions to which we are party other than a transaction or series of transactions in which the holders of our voting securities outstanding immediately prior to such transaction or series of transactions retain, immediately after such transaction or series of transactions, as a result of our shares held by such holders prior to such transaction or series of transactions, a majority of the total voting power represented by our outstanding voting securities or such other surviving or resulting entity; (ii) a sale, lease or other disposition of all or substantially all of our or our subsidiaries’ assets taken as a whole by means of any transaction or series of related transactions, except where such sale, lease or other disposition is to a wholly-owned subsidiary of us; or (iii) any liquidation, dissolution or winding up of us, whether voluntary or involuntary; however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for us or a spin-off or similar divestiture of our product or SaaS business as part of reorganization of us approved by our Board. In addition, the rights and obligations under the agreement will terminate with respect to shares of capital stock sold by a Designating Party in connection with any arm’s length transaction to a third party that is not a Designating Party, an affiliate of a Designating Party or any other individual or party that has a direct or indirect familial relationship with any Designating Party.

Voting Agreement with 9830 Macarthur LLC

On December 1, 2020, 9830 Macarthur LLC (“9830”), one of the sellers of the assets of leading e-commerce business brands Mueller, Pursteam, Pohl and Schmitt, and Spiralizer purchased by us on December 1, 2020, entered into a lock-up, voting and standstill agreement with us, pursuant to which 9830 agreed that until December 1, 2025, 9830 will, among other things, vote at each annual or special meeting of our stockholders all shares of common stock held by 9830 in accordance with the recommendations of our Board on each matter presented to our stockholders at such meeting. As of April 26, 2021, 9830 held 4,972,507 shares of our common stock, or 16.2% of our shares outstanding.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the director and executive officer compensation arrangements discussed in Part II, Item 8 of this Annual Report on Form 10-K, there have not been any transactions since January 1, 2020 that we or Mohawk Opco have been a party to and in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers, beneficial owners of more than 5% of our capital stock, or their immediate family members, have had or will have a direct or indirect material interest.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy, effective as of June 14, 2019, to set forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. A related person is any individual who is, or who has been at any time since the beginning of our last fiscal year, one of our directors or executive officers, or a nominee to become one of our directors, any person known to be the beneficial owner of more than 5% of any class of our voting securities or any immediate family member of any of the foregoing persons. Additionally, any firm, corporation or other entity by which any of the foregoing persons is employed or in which such person is a general partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest, will also be deemed to be a related person. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. As provided by our audit committee charter, our Audit Committee is responsible for reviewing and approving in advance any related party transaction.

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mses. Harlam and von Walter and Messrs. Kurtz and Petersen are independent directors as defined under the Nasdaq Rules. Mr. Sarig is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2020 and December 31, 2019 by Deloitte & Touche LLP, our independent registered public accounting firm for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2020	2019
Audit Fees(1)	$799,472	$959,514
Audit-Related Fees(2)	—	—
Tax Fees(3)	49,825	46,500
All Other Fees(4)	5,600	3,700
Total Fees	$854,897	$1,009,714

(1)

Audit Fees consist of actual fees for professional services performed by Deloitte & Touche LLP for the audit of our 2020 and 2019 annual financial statements and the review of quarterly financial statements for 2020 and 2019. Audit fees also include $222,000 of 2020 fees and $260,000 of 2019 fees for professional services performed by Deloitte & Touche LLP for reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with regulatory filings or engagements.

(2)	Audit-Related Fees consist of fees for other audit-related professional services.
(3)	Consists of fees for tax compliance and consulting.
(4)	Consists of fees for an accounting research tool.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, Deloitte & Touche LLP. The policy generally allows for pre-approval of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of the services other than audit services by Deloitte & Touche LLP is compatible with maintaining the independent registered public accounting firm’s independence.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Mohawk Group Holdings, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Mohawk Group Holdings, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (vi) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2020	2.1

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Amended and Restated Bylaws of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.8	Form of Senior Secured Note due 2022.	8-K	001-38937	12/1/2020	4.1

4.9	Form of Senior Secured Note due 2023.	8-K	001-38937	2/3/2021	4.1

4.10	Form of Warrant to Purchase Common Stock, dated February 2, 2021.	8-K	001-38937	2/3/2021	4.2

4.11	Amendment to Senior Secured Note due 2022 and Securities Purchase Agreement, dated as of February 2, 2021.	8-K	001-38937	2/3/2021	4.3

4.12	Form of Warrant to Purchase Common Stock (Penny Warrant), dated February 9, 2021.	8-K	001-38937	2/9/2021	4.1

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.13	Form of Warrant to Purchase Common Stock, dated February 9, 2021.	8-K	001-38937	2/9/2021	4.2

4.14	Second Amendment to Senior Secured Note due 2022, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.3

4.15	First Amendment to Senior Secured Note due 2023, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.4

4.16	Amendment to Warrant to Purchase Common Stock, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.5

4.17±	Description of Securities of Mohawk Group Holdings, Inc.

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2019	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.3

10.4#	2018 Equity Incentive Plan.	S-8	333-232087	6/12/2019	10.3

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.5

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-8	333-232087	6/12/2019	10.4

10.7#	Mohawk Group Holdings, Inc. 2019 Equity Plan.	S-1	333-231381	5/10/2019	10.17

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Mohawk Group Holdings, Inc. 2019 Equity Plan).	S-1	333-231381	5/10/2019	10.18

10.9#	Transaction Bonus Plan.	S-1	333-231381	5/10/2019	10.9

10.10#+	Employment Agreement dated May 14, 2018, by and between Mohawk Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2019	10.10

10.11#+	Employment Agreement dated January 1, 2016, by and between Mohawk Group, Inc. and Mihal Chaouat-Fix.	S-1	333-231381	5/10/2019	10.11

10.12#	Independent Contractor Agreement dated July 1, 2017, by and between Mohawk Group, Inc. and Fabrice Hamaide.	S-1	333-231381	5/10/2019	10.12

10.13#	Employment Agreement dated April 1, 2015, by and between Mohawk Group, Inc. and Yaniv Sarig.	S-1	333-231381	5/10/2019	10.14

10.14#	Independent Contractor Agreement dated August 14, 2017, by and between Mohawk Group, Inc. and Tomer Pascal.	S-1	333-231381	5/10/2019	10.15

10.15#+	Employment Agreement dated November 27, 2018, by and between Mohawk Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2019	10.16

10.16	Restated Voting Agreement dated March 13, 2019, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Mohawk Group Holdings, Inc.	S-1	333-231381	5/10/2019	10.19

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.17	Voting Agreement dated April 12, 2019, by and between Mohawk Group Holdings, Inc. and Asher Delug.	S-1	333-231381	5/10/2019	10.20

10.18+	Amended and Restated Credit and Security Agreement, dated November 23, 2018, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on Annex B thereto, MidCap Funding X Trust, individually as a Lender, and as Agent, and the financial institutions or other entities from time to time parties thereto.	S-1	333-231381	5/10/2019	10.6

10.19+	Omnibus Amendment No. 1 to Amended and Restated Credit and Security Agreement and Agreement No. 2 to Pledge Agreement, dated as of December 31, 2018, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding X Trust, as agent, and the Lenders party thereto.	S-1	333-231381	5/10/2019	10.7

10.20	Amendment No. 2 to Amended and Restated Credit and Security Agreement, dated as of March 29, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1	333-231381	5/10/2019	10.21

10.21	Amendment No. 3 to Amended and Restated Credit and Security Agreement, dated as of May 13, 2019, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	S-1/A	333-231381	5/24/2019	10.22

10.22#	Offer Letter, dated March 12, 2020, by and between Mohawk Group, Inc. and Pramod K C.	10-Q	001-38937	7/30/2020	10.1

10.23+	Omnibus Limited Consent, Joinder and Amendment No. 8 to Amended and Restated Credit and Security Agreement and Amendment No. 4 to Pledge Agreement, dated as of August 26, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Truweo, LLC, MidCap Funding IV Trust, as agent, and the Lenders party thereto.	10-Q	001-38937	11/9/2020	10.1

10.24+	Omnibus Limited Consent, Joinder and Amendment No. 2 to Venture Loan and Security Agreement, dated as of August 26, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc. set forth on the signature pages thereto, Truweo, LLC, Horizon Technology Finance Corporation, as collateral agent, Horizon Credit II LLC, as assignee of Horizon Technology Finance Corporation, and Horizon Funding Trust 2019-1.	10-Q	001-38937	11/9/2020	10.2

10.25+	Securities Purchase Agreement, dated as of November 30, 2020, by and among Mohawk Group Holdings, Inc. and each of the investors listed on the Schedule of Buyers attached thereto.	8-K	001-38937	12/1/2020	10.1

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.26+	Amendment No. 9 to Amended and Restated Credit Agreement, dated as of December 1, 2020, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc., set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the lenders party thereto.	8-K	001-38937	12/1/2020	10.2

10.27	Lock-Up, Voting and Standstill Agreement, dated December 1, 2020, by and between Mohawk Group Holdings, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.3

10.28+	Non-Negotiable Promissory Note, dated December 1, 2020, from Mohawk Group Holdings, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.4

10.29+	Securities Purchase Agreement, dated as of February 2, 2021, by and among Mohawk Group Holdings, Inc. and each of the investors listed on the Schedule of Buyers attached thereto.	8-K	001-38937	2/3/2021	10.1

10.30+	Limited Consent and Amendment No. 10 to Amended and Restated Credit Agreement, dated as of February 2, 2021, by and among Mohawk Group Holdings, Inc., Mohawk Group, Inc., certain subsidiaries of Mohawk Group, Inc., set forth on the signature pages thereto, MidCap Funding IV Trust, as agent, and the lenders party thereto.	8-K	001-38937	2/3/2021	10.2

10.31	Lock-Up, Voting and Standstill Agreement, dated February 2, 2021, by and between Mohawk Group Holdings, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.3

10.32+	Manufacturing Supply Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.4

10.33+	Consulting Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Richard Perry.	8-K	001-38937	2/3/2021	10.5

10.34+	Consulting Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Christopher Marshall.	8-K	001-38937	2/3/2021	10.6

10.35+	Consulting Agreement, dated February 2, 2021, by and between Mohawk Group, Inc. and Quinn McCullough.	8-K	001-38937	2/3/2021	10.7

10.36+	Transition Services Agreement, dated February 2, 2021, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2021	10.8

10.37+	Letter Agreement, dated February 8, 2021, by and between Mohawk Group Holdings, Inc. and High Trail Investments SA LLC.	8-K	001-38937	2/9/2021	10.1

10.38	Form of Voting Agreement, dated February 8, 2021.	8-K	001-38937	2/9/2021	10.2

21.1±	List of Subsidiaries of the Registrant.

23.1±	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1±	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1±	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2±	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

31.3*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

±	Previously filed with the Annual Report.
*	Filed herewith.
**	Previously furnished with the Annual Report.
#	Indicates management contract or compensatory plan or arrangement.
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

MOHAWK GROUP HOLDINGS, INC.

By:	/s/ Yaniv Sarig
Yaniv Sarig
President and Chief Executive Officer

Date:	April 29, 2021