Form 10-Q
period 2021-06-30
Aterian, Inc.
filed 2021-08-09
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 4, 2021, the registrant had 35,734,767 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2020	June 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$26,718	$61,934
Accounts receivable—net	5,747	16,263
Inventory	31,582	75,514
Prepaid and other current assets	11,111	12,716
Total current assets	75,158	166,427
PROPERTY AND EQUIPMENT—net	169	1,350
GOODWILL—net	47,318	118,619
OTHER INTANGIBLES—net	31,460	69,115
OTHER NON-CURRENT ASSETS	3,349	3,552
TOTAL ASSETS	$157,454	$359,063
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$12,190	$—
Accounts payable	14,856	39,455
Term loan	21,600	72,791
Seller notes	16,231	9,955
Contingent earn-out liability	1,515	14,812
Accrued and other current liabilities	8,340	24,673
Total current liabilities	74,732	161,686
OTHER LIABILITIES	1,841	614
CONTINGENT EARN-OUT LIABILITY	21,016	20,986
TERM LOANS	36,483	—
Total liabilities	134,072	183,286
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 27,074,791 shares outstanding at December 31, 2020; 500,000,000 shares authorized and 35,734,767 shares outstanding at June 30, 2021	3	3
Additional paid-in capital	216,305	487,605
Accumulated deficit	(192,935)	(311,794)
Accumulated other comprehensive income	9	(37)
Total stockholders’ equity	23,382	175,777
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,454	$359,063

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
NET REVENUE	$59,800	$68,188	$85,428	$116,324
COST OF GOODS SOLD	32,200	35,445	47,530	57,518
GROSS PROFIT	27,600	32,743	37,898	58,806
OPERATING EXPENSES:
Sales and distribution	18,618	39,310	32,528	64,379
Research and development	2,451	2,324	4,732	4,452
General and administrative	8,352	9,990	16,355	20,965
Change in fair value of contingent earn-out liabilities	—	(23,349)	—	(7,704)
TOTAL OPERATING EXPENSES:	29,421	28,275	53,615	82,092
OPERATING INCOME (LOSS)	(1,821)	4,468	(15,717)	(23,286)
INTEREST EXPENSE—net	1,077	4,675	2,186	9,092
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	—	1,894	—	1,894
LOSS ON EXTINGUISHMENT OF DEBT	—	29,772	—	29,772
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	—	4,387	—	34,589
LOSS ON INITIAL ISSUANCE OF WARRANT	—	—	—	20,147
OTHER EXPENSE (INCOME)	(6)	5	19	38
LOSS BEFORE INCOME TAXES	(2,892)	(36,265)	(17,922)	(118,818)
PROVISION FOR INCOME TAXES	45	41	45	41
NET LOSS	$(2,937)	$(36,306)	$(17,967)	$(118,859)
Net loss per share, basic and diluted	$(0.19)	$(1.23)	$(1.17)	$(4.26)
Weighted-average number of shares outstanding, basic and diluted	15,425,312	29,547,781	15,308,966	27,886,582

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
NET LOSS	$(2,937)	$(36,306)	$(17,967)	$(118,859)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(7)	(76)	(9)	(46)
Other comprehensive loss	(7)	(76)	(9)	(46)
COMPREHENSIVE LOSS	$(2,944)	$(36,382)	$(17,976)	$(118,905)

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—April 1, 2020	17,763,994	$2	$147,777	$(144,839)	$55	$2,995
Net loss	—	—	—	(2,937)	—	(2,937)
Forfeiture of 134,366 shares of restricted common stock	(134,366)	—	—	—	—	—
Issuance of 134,364 shares of restricted common stock	134,364	—	—	—	—	—
Shares of restricted common stock retired in connection with vesting	(828)	—	—	—	—	—
Stock-based compensation	—	—	5,171	—	—	5,171
Other comprehensive loss	—	—	—	—	(7)	(7)
BALANCE—June 30, 2020	17,763,164	$2	$152,948	$(147,776)	$48	$5,222

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—April 1, 2021	30,590,796	$3	$313,911	$(275,488)	$39	$38,465
Net loss	—	—	—	(36,306)	—	(36,306)
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of common stock to High Trail	130,000	—	4,056	—	—	4,056
Reclassification of warrants to equity	—	—	80,022	—	—	80,022
Issuance of 2,666,667 shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of 704,548 shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of 1,895,642 shares of restricted common stock	1,895,642	—	—	—	—	—
Issuance of common stock related to exercise of warrants	7,180	—	112	—	—	112
Forfeiture of 258,971 shares of restricted common stock	(258,971)	—	—	—	—	—
Cancellation of RSU issued to consultant	(1,095)	—	(57)	—	—	(57)
Stock-based compensation expense	—	—	2,735	—	—	2,735
Other comprehensive loss	—	—	—	—	(76)	(76)
BALANCE—June 30, 2021	35,734,767	$3	$487,605	$(311,794)	$(37)	$175,777

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—January 1, 2020	17,736,649	$2	$140,477	$(129,809)	$57	$10,727
Net loss	—	—	—	(17,967)	—	(17,967)
Issuance of 439,145 shares of restricted common stock on March 12, 2020	439,145	—	—	—	—	—
Forfeiture of 371,329 shares of restricted common stock	(371,329)	—	—	—	—	—
Forfeiture of 134,366 shares of restricted common stock	(134,366)	—	—	—	—	—
Issuance of 134,364 shares of restricted common stock	134,364	—	—	—	—	—
Stock-based compensation	—	—	12,610	—	—	12,610
Shares of restricted common stock retired in connection with vesting	(41,299)	—	(139)	—	—	(139)
Other comprehensive loss	—	—	—	—	(9)	(9)
BALANCE—June 30, 2020	17,763,164	$2	$152,948	$(147,776)	$48	$5,222

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—January 1, 2021	27,074,791	$3	$216,305	$(192,935)	$9	$23,382
Net loss	—	—	—	(118,859)	—	(118,859)
Issuance of common stock upon exercise of stock option grants	978,495	—	8,749	—	—	8,749
Issuance of common stock related to exercise of warrants	1,047,140	—	40,284	—	—	40,284
Issuance of common stock in connection with acquisition of Healing Solutions assets	1,387,759	—	39,454	—	—	39,454
Issuance of restricted stock awards	108,696	—	3,370	—	—	3,370
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of common stock to High Trail	130,000	—	4,056	—	—	4,056
Reclassification of warrants to equity	—	—	80,022	—	—	80,022
Issuance of 2,666,667 shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of 704,548 shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of 1,895,642 shares of restricted common stock	1,895,642	—	—	—	—	—
Forfeiture of 258,971 shares of restricted common stock	(258,971)	—	—	—	—	—
Stock-based compensation expense	—	—	8,539	—	—	8,539
Other comprehensive loss	—	—	—	—	(46)	(46)
BALANCE—June 30, 2021	35,734,767	$3	$487,605	$(311,794)	$(37)	$175,777

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2020	2021
OPERATING ACTIVITIES:
Net loss	$(17,967)	$(118,859)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	79	2,885
Provision for sales returns	25	607
Amortization of deferred financing costs and debt discounts	610	6,378
Stock-based compensation	12,610	11,760
Gain from increase of contingent earn-out liability fair value	—	(7,704)
Loss in connection with the change in warrant fair value	—	34,589
Loss extinguishment of High Trail December 2020 and February 2021 Term Loan	—	28,240
Loss from embedded derivative related to term loan	—	1,894
Loss extinguishment of Credit Facility	—	1,532
Loss on initial issuance of warrant	—	20,147
Allowance for doubtful accounts and other	27	4,597
Changes in assets and liabilities:
Accounts receivable	(7,622)	(10,736)
Inventory	8,866	(31,772)
Prepaid and other current assets	(1,269)	(6,545)
Accounts payable, accrued and other liabilities	(4,282)	30,151
Cash used in operating activities	(8,923)	(32,836)
INVESTING ACTIVITIES:
Purchase of fixed assets	(19)	(44)
Purchase of Healing Solutions assets	—	(15,280)
Purchase of Photo Paper Direct, net of cash acquired	—	(10,583)
Purchase of Squatty Potty assets	—	(19,040)
Cash used in investing activities	(19)	(44,947)
FINANCING ACTIVITIES:
Proceeds from warrant exercise	—	9,051
Proceeds from cancellation of warrant	—	16,957
Proceeds from equity offering, net of issuance costs	—	36,735
Proceeds from exercise of stock options	—	8,749
Repayment of note payable related to Aussie Health acquisition	(207)	—
Repayments on note payable to Smash	—	(7,503)
Taxes paid related to net settlement upon vesting of restricted common stock	(112)	—
Borrowings from MidCap credit facility	56,181	14,630
Repayments from MidCap credit facility	(60,023)	(28,274)
Deferred financing costs from MidCap credit facility	—	(151)
Repayments for High Trail December 2020 Note and February 2021 Note	—	(59,500)
Borrowings from High Trail February 2021 Note	—	14,025
Borrowings from High Trail April 2021 Note	—	110,000
Debt issuance costs from High Trail February 2021 Note	—	(1,462)
Debt issuance costs from High Trail April 2021 Note	—	(2,200)
Deferred offering costs	(139)	—
Insurance obligation payments	(1,491)	(1,557)
Insurance financing proceeds	1,577	2,424
Capital lease obligation payments	(4)	—
Cash provided by financing activities	(4,218)	111,924
EFFECT OF EXCHANGE RATE ON CASH	1	(175)
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	(13,159)	33,966
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,789	30,097
CASH AND RESTRICTED CASH AT END OF PERIOD	$17,630	$64,063
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$17,189	$61,934
RESTRICTED CASH—Prepaid and other assets	312	2,000
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$17,630	$64,063

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,618	$1,727
Cash paid for taxes	$46	$41
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity fundraising costs not paid	$—	$125
Original issue discount	$—	$2,475
Fair value of contingent consideration	$—	$20,971
Discount of debt relating to warrants issuance	$—	$46,756
Issuance of restricted stock awards	$—	$3,427
Issuance of common stock in connection with Healing Solutions and Photo Paper Direct acquisitions	$—	$50,529
Common stock issued to High Trail	$—	$4,056
Reclassification of warrants to equity	$—	$80,022

See notes to condensed consolidated financial statements.

Aterian, Inc.

Notes to condensed consolidated financial statements

For the Three and Six Months Ended June 30, 2020 and 2021 (Unaudited)

(In thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc. and its subsidiaries, formerly known as Mohawk Group Holdings, Inc., (“Aterian” or the “Company”), is a technology-enabled consumer products platform that builds, acquires and partners with e-commerce brands. The Company’s proprietary software and agile supply chain helps create a growing base of consumer products. Aterian predominantly operates through online retail channels such as Amazon and Walmart, Inc.  The Company owns and operates fourteen brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essentials oils.

Headquartered in New York, Aterian’s offices can also be found in China, Philippines, Israel and Poland.

Healing Solutions Acquisition—On February 2, 2021, the Company acquired certain assets of Healing Solutions, LLC (“Healing Solutions”) assets related to its retail and ecommerce business under the Healing Solutions’ brands, Tarvol, Sun Essential Oils and Artizen (among others), which primarily sells essential oils primarily through Amazon and other marketplaces (see Note 10).

Squatty Potty Assets Acquisition—On May 5, 2021, the Company acquired the business of e-commerce and retail company Squatty Potty, LLC (“Squatty Potty”), a leading online seller of health and wellness products in an asset purchase transaction. In addition, Squatty Potty products are sold in retail locations including Bed, Bath & Beyond, Walmart and Target (see Note 10).

Photo Paper Direct Acquisition—On May 5, 2021, the Company closed the acquisition of all outstanding stock of e-commerce company Photo Paper Direct Ltd. (“Photo Paper Direct''), a leading online seller of printing supplies (see Note 10).

Equity Raise: On June 10, 2021, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors (collectively, the “Investors”) pursuant to which, among other things, the Company issued and sold to the Investors, in a private placement transaction, an aggregate of 2,666,667 shares of common stock, of the Company (the “Shares”), at an offering price of $15.00 per Share, with proceeds to the Company, net of offering costs, of $36.7 million.

Going Concern— The Company has been affected by the impact of the COVID-19 pandemic and related global shipping crisis. Together, these have led to substantial increases in the costs of shipping containers, which the Company relies on to import its goods. This has reduced the reliability and timely delivery of such shipping containers and has substantially increased the Company’s international inbound costs as well as last mile shipping costs on its oversized goods. These cost increases have been particularly substantial for oversized goods, which are a material part of the Company’s business. The increased cost of the shipping containers has negatively impacted the Company in the three months ended June 30, 2021, and the Company currently believes it will continue to negatively impact the Company for at least the next six to nine months. The reduced reliability and delivery of such shipping containers is forcing the Company to spend more on premium shipping to ensure space on board of the vessels, if at all, and the lack of reliability and timely delivery has further down supply chain impacts as it takes longer for containers to be offloaded and returned. Further, this global shipping crisis is forcing the Company to increase its inventory on-hand, which negatively impacts its working capital.

Third party last mile shipping partners, such as UPS and Fedex, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic. In addition, the Company may be adversely impacted by rising costs of the commodity raw materials used to produce its products.

The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, the Company has noticed changes to consumer buying habits which may have reduced demand for its products. See COVID-19 disclosure below.

As such, these impacts led the Company to  breach its Adjusted EBITDA covenant for the three months ended June 30, 2021 with its lender, High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”). As of the date of this report, the Company has secured a waiver from High Trail, which will be effective upon the Company making certain cash payments to High Trail on August 9, 2021 and issuing shares of the Company’s common stock to High Trail by no later than August 11, 2021. See Note 12 for additional information.

Further, due to these crises, the Company has reduced its forecast for the next twelve months. The Company has been taking, and plan to continue to take, various action items to help improve its financial forecasts and allow it to navigate through these crises. These actions include, but are not limited to, new third party vendors for shipping containers, renegotiating rates with third party last mile providers, postponing or cancelling some or all of its product launches and the reducing of fixed costs. As there can be no assurance that these actions along with the Company’s operating forecast for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that the Company will be able to maintain compliance with its Adjusted EBITDA covenant and liquidity covenants due to the timing of working capital as part of the waiver with its lender, these negative financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company is in active conversations with its lender, High Trail. Management plans to continue to closely monitor its operating forecast and may pursue additional sources of financing and/or capital to fund its operations or to continue its merger and acquisition strategy.  If the Company is unable to improve its operating results, secure waivers from its lender, and/or obtain additional sources of financing and capital on acceptable terms (if at all) for its merger and acquisition strategy, the Company may have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Pandemic—The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report. During the first half of 2021, the Company experienced negative impacts to its margins related to increased international freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand of goods being sold on ecommerce marketplaces. The Company has experienced, and expects to continue to experience, an increase in last-mile shipping costs as shipping providers’ delivery networks continue be stressed due to increased demand from the increase of goods sold on ecommerce marketplaces. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, the Company has noticed changes in consumer buying habits that may have reduced demand for its products. The Company continues to consider the impact of COVID-19 based on the assumptions and estimates used when preparing these consolidated financial statements, including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained. If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position, and liquidity.
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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2021, the results of operations for the three and six months ended June 30, 2020 and 2021, the statements of stockholders’ equity for the three and the six months ended June 30, 2020 and 2021, and cash flows for the six months ended June 30, 2020 and 2021. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Restricted Cash— The Company has restricted cash with its primary banks for use as required minimum restricted capital for its Chinese subsidiary. As of December 31, 2020, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets and $2.0 million related to a U.S. customs bond.

As of June 30, 2021, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, and $2.0 million related to a letter of credit within “prepaid and other current assets” on the condensed consolidated balance sheets.

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended June 30, 2020
	(in thousands)
	Direct		Wholesale		PaaS		Total
North America	$53,693	0	$5,727	0	$345	0	$59,765
Other	35		—		—		35
Total net revenue	$53,728		$5,727		$345		$59,800

	Three Months Ended June 30, 2021
	(in thousands)
	Direct		Wholesale		PaaS		Total
North America	$67,155		$—		$108		$67,263
Other	925		—		—		925
Total net revenue	$68,080		$—		$108		$68,188

	Six Months Ended June 30, 2020
	(in thousands)
	Direct	Wholesale	PaaS	Total
North America	$78,901	$5,786	$706	$85,393
Other	35	—	—	35
Total net revenue	$78,936	$5,786	$706	$85,428

	Six Months Ended June 30, 2021
	(in thousands)
	Direct	Wholesale	PaaS	Total
North America	$113,297	$1,802	$290	$115,389
Other	935	—	—	935
Total net revenue	$114,232	$1,802	$290	$116,324

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended June 30,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$29,541	$26,842
Kitchen appliances	11,160	8,974
Health and beauty	5,170	1,821
Personal protective equipment	6,656	505
Cookware, kitchen tools and gadgets	1,984	5,548
Home office	1,199	2,711
Housewares	1,111	9,109
Essential oils and related accessories	—	9,942
Other	2,634	2,628
Total net product revenue	59,455	68,080
PaaS	345	108
Total net revenue	$59,800	$68,188

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$39,418	$32,980
Kitchen appliances	18,185	21,124
Health and beauty	9,600	5,463
Personal protective equipment	6,656	1,659
Cookware, kitchen tools and gadgets	2,978	11,646
Home office	1,697	3,520
Housewares	2,523	16,291
Essential oils and related accessories	—	17,295
Other	3,665	6,056
Total net product revenue	84,722	116,034
PaaS	706	290
Total net revenue	$85,428	$116,324

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. On June 30, 2021, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility and term loans are carried at amortized cost at December 31, 2020 and June 30, 2021, and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. On June 30, 2021, the credit facility with MidCap Funding IV Trust (“MidCap”) was paid off and there was no balance. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 3 inputs. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. As of June 30, 2021, as a result of amendment to the terms of the warrants, during the three months ended June 30, 2021, the warrants were classified as a component of equity (see Note 6).

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2020
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$26,718	$—	$—
Restricted cash	3,379	—	—
Liabilities:
Fair market value of warrant liability	—	—	31,821
Estimated fair value of contingent earn-out considerations	—	—	22,531

	June 30, 2021
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$61,934	$—	$—
Restricted cash	2,129	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations	—	—	35,798
Change in fair market value of warrant liability	—	—	34,589
Change in fair value of derivative liability	—	—	1,894

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
3.	INVENTORY

Inventory consisted of the following as of December 31, 2020 and June 30, 2021:

	December 31, 2020	June 30, 2021
	(in thousands)
Inventory on-hand	$22,753	$54,798
Inventory in-transit	8,829	20,716
Inventory	$31,582	$75,514

The Company’s Inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $5.3 million and $13.2 million as of December 31, 2020 and June 30, 2021, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2020 and June 30, 2021:

	December 31, 2020	June 30, 2021
	(in thousands)
Prepaid inventory	$4,361	$5,319
Restricted cash	3,250	2,000
Prepaid insurance	1,504	2,507
Other	1,996	2,890
Prepaid and other current assets	$11,111	$12,716

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and June 30, 2021:

	December 31, 2020	June 30, 2021
	(in thousands)
Accrued compensation costs	$293	$98
Accrued professional fees and consultants	483	1,723
Accrued logistics costs	1,068	2,376
Product related accruals	3,221	2,910
Sales tax payable	457	739
Sales return reserve	547	1,155
Insurance financing	476	—
Accrued fulfillment expense	381	1,073
Accrued insurance	476	1,844
Federal payroll taxes payable	330	1,162
Accrued interest payable	137	903
Transition services payable to seller	—	8,231
All other accruals	471	2,459
Accrued and other current liabilities	$8,340	$24,673

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY AND TERM LOANS

The Company’s credit facility consisted of the following as of December 31, 2020 and June 30, 2021:

	December 31, 2020	June 30, 2021
	(in thousands)
MidCap Credit Facility	$12,905	$—
Less: deferred debt issuance costs	(702)	—
Less: discount associated with issuance of warrants	(13)	—
Total MidCap Credit Facility	$12,190	$—

MidCap Credit Facility and Term Loan

On November 23, 2018, the Company entered into the three-year $25.0  million revolving credit facility (the “Credit Facility”) with MidCap as agent and lenders party thereto. The Credit Facility could be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility were determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company was required to pay a facility availability fee of 0.5% on the average unused portion of the Credit Facility.

On December 1, 2020, the Company, certain of the Company’s subsidiaries and MidCap entered into an amendment to the Credit Facility, (i) providing for a $30.0 million revolving credit facility, which could be increased, subject to certain conditions, to $50.0 million, (ii) permitting the incurrence of certain debt under certain conditions and restrictions, including the senior secured note with an aggregate principal amount of $43.0 million issued on December 1, 2020  (as amended, the “December 2020 Note”), (iii) permitting certain payments to High Trail SA as required under the December 2020 Note, and (iv) permitting the acquisition of the assets of an e-commerce business under the brands Mueller, Pursteam, Pohl and Schmitt, and Spiralizer (the “Smash Assets”). Further, the Credit Facility was extended to November 23, 2022.

The Credit Facility contained a minimum liquidity financial covenant that required the Company to maintain a minimum of $6.5 million in cash on hand or availability in the Credit Facility. The Company was in compliance with the financial covenants contained within the Credit Facility as of December 31, 2020.

As of December 31, 2020, there was $12.9 million outstanding on the Credit Facility and an available balance of approximately $1.4 million and as of June 30, 2021, there was no outstanding balance on the Credit Facility.

On April 8, 2021, the Company paid off all obligations owing under, and terminated, the Credit Facility. The Company recorded $1.5 million of extinguishment of debt for the three and six months ended June 30, 2021, which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations.

Pursuant to the Credit Facility, upon the payment of the amounts outstanding under the Credit Facility, the Company paid a prepayment fee and a payoff letter preparation fee in an aggregate amount equal to 4.3% of the then outstanding principal balance of the Credit Facility.

The Company recorded interest expense from the Credit Facility of approximately $0.6 million and $0.1 million for the three months ended June 30, 2020 and 2021 respectively, which included $0.2 million and $0.1 million, respectively, relating to debt issuance costs. The Company recorded interest expense from the Credit Facility of approximately $1.2 million and $0.4 million for the six months ended June 30, 2020 and 2021 respectively, which included $0.4 million and $0.1 million, respectively, relating to debt issuance costs.

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

On December 1, 2020, the Company paid off all remaining obligations under the Horizon Term Loan for $15.0 million and terminated the Horizon Term Loan. The Company recorded interest expense from the Horizon Term Loan of $1.0 million and $0.0 million for the six months ended June 30, 2020 and 2021, respectively, which included $0.1 million and $0.0 million, respectively, relating to debt issuance costs.

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

The December 2020 Note consisted of the following as of December 31, 2020:

December 31, 2020
(in thousands)
December 2020 Note	$43,000
Less: deferred debt issuance costs	(2,207)
Less: discount associated with issuance of warrants	(9,839)
Less: discount associated with original issuance of loan	(4,692)
High Trail warrant	31,821
Total December 2020 Note	58,083
Less-current portion	(21,600)
Term loan-non current portion	$36,483

The December 2020 Note contained a minimum liquidity financial covenant that required the Company to maintain a minimum of $10.0 million in unrestricted cash on hand. Additionally, as of the last day of each applicable fiscal quarter, the Company was required to maintain Adjusted EBITDA amounts for the 12-month period ending on such day, as defined in the December 2020 Note. The Company was in compliance with the December 2020 Note’s financial covenants as of December 31, 2020.

The December 2020 Note was extinguished on April 8, 2021 in exchange for an April 2021 Note (see the discussion under the heading High Trail April 2021 Note of this Note 6 below).

High Trail February 2021 Note

On February 2, 2021, the Company entered into a second, separate transaction with High Trail, where it entered into a securities purchase agreement with High Trail ON for a 0% coupon senior secured promissory note in an aggregate principal amount of $16.5 million (as amended, the “February 2021 Note”) that was to mature on February 1, 2023.

The Company recorded interest expense from December 2020 Note of $1.1 million for the year-ended December 31, 2020, which included $0.2 million relating to debt issuance costs. The Company recorded interest expense from the December 2020 Note and February 2021 Note of $0.3 million and $4.1 million for the three and six months ended June 30, 2021, respectively, which included $0.5 million relating to debt issuance costs.

High Trail April 2021 Note

On April 8, 2021, the Company refinanced all its existing debt with High Trail and Midcap. As such, the Company entered into a new securities purchase and exchange agreement (the “Securities Purchase Agreement”) with High Trail SA and High Trail ON, pursuant to which, among other things, the Company agreed to issue and sell to High Trail, in a private placement transaction (the “Private Placement”), (i) senior secured promissory notes in an aggregate principal amount of $110.0 million (the “April 2021 Notes”) that accrued interest at a rate of 8% per annum and mature on April 8, 2024, and (ii) warrants (the “Warrants” and each, a “Warrant”) to purchase up to an aggregate of 2,259,166 shares of the Company’s common stock in exchange for: (a) a cash payment by High Trail to the Company of $57.7 million, (b) the December 2020 Note, and (c) the February 2021 Note.

The Company used $14.8 million of the net proceeds from the Private Placement to repay all amounts owed under the Credit Facility on April 8, 2021.

June 30, 2021
(in thousands)
April 2021 Note	$110,000
Less: deferred debt issuance costs	(2,089)
Less: discount associated with issuance of warrants	(37,014)
April 2021 Note	70,897
Derivative liability related to term loan	1,894
April 2021 Note	$72,791

The High Trail April 2021 Note transaction resulted in the extinguishment of the two prior High Trail December 2020 and February 2021 term loans. The Company recorded $29.7 million of extinguishment of debt for the three and six months ended June 30, 2021, which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations.

The Company breached its Adjusted EBITDA covenant as of June 30, 2021 with its lender, High Trail. As of date of this report, the Company has secured a waiver from its lender. See Note 12 for additional information.

Warrants

In connection with the issuance of the December 2020 Note, the Company issued to High Trail SA a warrant to purchase an aggregate of 2,864,133 shares of its common stock at an exercise price of $9.01 per share (the “December Warrant”). The December Warrant initially provided that it would be exercisable on June 1, 2021, expire five years from the date of issuance and be exercisable on a cash basis, unless there was not an effective registration statement covering the resale of the shares issuable upon exercise of the December Warrant, in which case the December Warrant would also be exercisable on a cashless exercise basis at High Trail SA’s election. The December Warrant included a provision that gave the Company the right to require High Trail SA to exercise the December Warrant if the price of the common stock of the Company exceeded 200% of the exercise price of the December Warrant for 20 consecutive trading days and certain other conditions were satisfied. The Company utilized the Monte-Carlo Simulation model to determine the fair value of the December Warrant. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.  Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warranty line item on the statement of operations. As of December 1, 2020, the initial fair value of the December Warrant on issuance was $10.5 million, which has been recorded as a debt discount against the December 2020 Note. During the year ended December 31, 2020, the fair value amount of this warrant liability was approximately $31.8 million, which includes a change of fair value impact of approximately $21.3 million.

On February 8, 2021, the Company entered into a letter agreement with High Trail SA (the “Letter Agreement”), pursuant to which, among other things, (i) the Company and High Trail SA agreed to amend the terms of the December Warrant, to provide that the December Warrant was immediately exercisable on a cash basis, (ii) High Trail SA agreed to exercise 980,000 shares of the Company’s common stock subject to the December Warrant (the “December Warrant Shares”) for an aggregate payment to the Company of $8.8 million, (iii) High Trail SA and the Company agreed to cancel the unexercised portion of the December Warrant in exchange for an aggregate payment by High Trail SA to the Company of $17.0 million and the issuance by the Company to High Trail SA of a warrant to purchase 1,884,133 shares of the Company’s common stock (the “Penny Warrant”), (iv) the Company agreed to seek stockholder approval (collectively, the “Stockholder Approvals”) at a stockholder meeting to be held no later than May 31, 2021 (the “Stockholder Meeting”) to issue shares of the Company’s common stock in excess of the limitations imposed by Nasdaq Listing Standard Rule 5635(a) and/or 5635(d) (collectively, the “Nasdaq Rules”) pursuant to the Additional Warrant (as defined below), the December Note, the February Note, that certain Warrant to purchase common stock issued by the Company to High Trail ON on February 2, 2021 (as amended, the “February Warrant”) and that certain Asset Purchase Agreement, dated February 2, 2021, by and among the Company and Truweo, LLC, as purchaser, Healing Solutions, Jason R. Hope, and for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC (the “Asset Purchase Agreement”), (v) the Company agreed to issue to High Trail SA a warrant to purchase 750,000 shares of the Company’s common stock (the “Additional Warrant”), (vi) the Company agreed to prepare and file by March 26, 2021 a registration statement (the “Registration Statement”) with the Securities and Exchange Commission for the purpose of registering for resale the December Warrant Shares and the shares issuable upon exercise of the Penny Warrant (the “Penny Warrant Shares”), and (vii) High Trail SA agreed, for the first 30 days following the effectiveness of the Registration Statement, not to sell, or otherwise transfer or dispose of the December Warrant Shares or Penny Warrant Shares on any day in an amount that is greater than 10% of the trading volume of the Company’s common stock for such day.

Pursuant to the Letter Agreement, High Trail SA exercised the December Warrant and the Company issued the Penny Warrant and the Additional Warrant to High Trail SA on February 9, 2021. On February 8, 2021, the Company entered into (i) an amendment (the “2022 Note Amendment”) to the December 2020 Note, (ii) an amendment (the “2023 Note Amendment”) to the February 2021 Note, and (iii) an amendment (the “Warrant Amendment”) to the February Warrant.

The 2022 Note Amendment and the 2023 Note Amendment amended the December 2020 Note and the February 2021 Note, respectively, to provide that no shares of common stock may be issued pursuant thereto unless the Company obtained the Stockholder Approvals to issue shares of Company’s common stock pursuant thereto in excess of the limitations imposed by the Nasdaq Rules.

The Warrant Amendment amended the February Warrant to provide that: (i) it may only be exercised for up to 134,348 shares of Company’s common stock unless the Company obtained the Stockholder Approval contemplated by the Nasdaq Rules to issue additional shares of Company’s common stock in excess of 134,348 shares, (ii) its term shall be the later of five years from the date of issuance and the date that is one year from the date that the Stockholder Approvals are obtained, and (iii) the beneficial ownership limitation is increased from 4.99% to 9.99%. The initial fair value of the February Warrant and the Additional Warrant on issuance was $10.9 million, which was recorded as a debt discount against the February 2021 Note.

During six months ended June 30, 2021, the fair value amount of the remaining Penny Warrants from the December 2020 Note, the February Warrants from the February 2021 Note, the Penny Warrant and the Additional Warrant warrant liabilities were fair valued on April 8, 2021, prior to their amendment in connection with the April Letter Agreement (see below), which resulted in a change of fair value charge of $4.4 million for the three months ended June 30, 2021 and $34.6 million for the six months ended June 30, 2021.

The April Letter Agreement

On April 8, 2021, the Company entered into a Letter Agreement (the “April Letter Agreement”) with High Trail SA and High Trail ON, pursuant to which, among other things, (i) the Company and High Trail SA agreed to amend the terms of the Letter Agreement to provide that the Company will prepare and file by June 30, 2021 a registration statement (the “Resale Registration Statement”) with the Securities and Exchange Commission for the purposes of registering for resale the December Warrant Shares, the Penny Warrant Shares and the Restricted Shares (as defined below), (ii) the Company issued 130,000 shares of its common stock to High Trail SA (the “Restricted Shares”), and (iii) High Trail SA and High Trail ON agreed to waive any Default or Event of Default (as such terms are defined in the December 2020 Note or the February 2021 Note) caused by the Company’s failure to file the Resale Registration Statement by March 26, 2021.

On April 8, 2021, the Company entered into (i) an amendment (the “SPA Amendment”) to that certain Securities Purchase Agreement, dated as of November 30, 2020, by and between the Company and High Trail SA (the “December 2020 SPA”), and to that certain Securities Purchase Agreement, dated as of February 2, 2021, by and between the Company and High Trail ON (the “February 2021 SPA”), (ii) an amendment to the February Warrant (the “February Warrant Amendment”), (iii) an amendment to the Penny Warrant (the “Penny Warrant Amendment”), and (iv) an amendment to the Additional Warrant (the “Additional Warrant Amendment” and, together with the February Warrant Amendment and the Penny Warrant Amendment, the “Warrant Amendments”). The SPA Amendment amended the December 2020 SPA and the February 2021 SPA to, among other things, allow for the issuance of the April 2021 Notes and to waive certain rights of High Trail under the December 2020 SPA and the February 2021 SPA. The Warrant Amendments amend the February Warrant, the Penny Warrant and the Additional Warrant to amend the definition of “Black Scholes Value” in each warrant to provide that the expected volatility used in the Black Scholes Value shall equal 100% instead of the greater of 100% and the 100-day volatility obtained from the HVT function on Bloomberg (determined utilizing a 365-day annualization factor) as of the trading day immediately following the public announcement of a Change of Control (as defined in each of the warrants), or, if the Change of Control is not publicly announced, the date the Change of Control is consummated.

The Warrant Amendments to the February Warrant, the Penny Warrant and the Additional Warrant resulted in an $80.0 million reclassification from a liability to a component of equity.

The Restricted Shares were expensed as part of extinguishment loss, valued based on the fair market value on April 8, 2021 for $4.1 million for each of the three and six months ended June 30, 2021, with the offset impacting stockholders’ equity.

Interest Expense, Net

Interest expense, net consisted of the following for the three and six months ended June 30, 2020 and 2021:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2021	June 30, 2020	June 30, 2021
	(in thousands)		(in thousands)
Interest expense	$1,084	$4,802	$2,217	$9,552
Interest income	(7)	(127)	(31)	(460)
Total Interest expense, net	$1,077	$4,675	$2,186	$9,092

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of June 30, 2021, 60,509 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of June 30, 2021, 341,397 shares were reserved for awards available for future issuance under the 2018 Plan.

Options granted to date under the Aterian 2014 Plan and the 2018 Plan generally vest either: (i) over a four-year period with 25% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 75% of the shares vesting on a pro-rata basis over the succeeding thirty-six months, subject to continued service with the Company through each vesting date, or (ii) over a three-year period with 33 1/3% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 66 2/3% of the shares vesting on a pro-rata basis over the succeeding twenty-four months, subject to continued service with the Company through each vesting date. Options granted are generally exercisable for up to 10 years subject to continued service with the Company.

2019 Equity Plan

The Company’s board of directors adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019.  The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of June 30, 2021, no shares were reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend (i) the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020, (ii) the vesting date for the second installment of shares of restricted common stock to December 15, 2020, (iii) the vesting date for the third installment of shares of restricted common stock to either January 18, 2021 or March 10, 2021, and (iv) the vesting date for the fourth installment of shares of restricted common stock to July 1, 2021 or December 14, 2021. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock option activity during the six months ended June 30, 2021:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2021	1,570,728	$9.09	7.71	$12,756
Options granted	—	$—	—	$—
Options exercised	(978,495)	$9.01	—	$—
Options cancelled	(29,705)	$9.23	—	$—
Balance—June 30, 2021	562,528	$9.21	7.31	$3,049
Exercisable as of June 30, 2021	467,528	$9.12	7.26	$2,574
Vested and expected to vest as of June 30, 2021	562,528	$9.21	7.31	$3,049

As of June 30, 2021, the total unrecognized compensation expense related to unvested options was $1.5 million, which the Company expects to recognize over an estimated weighted average period of 0.35 years.

A summary of restricted stock award activity within the Company’s equity plans and changes for the six months ended June 30, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2021	3,259,389	$13.51
Granted	1,895,642	$16.15
Vested	(1,460,312)	$15.68
Forfeited	(258,971)	$13.53
Nonvested at June 30, 2021	3,435,748	$13.88

On March 12, 2020, 371,320 shares of restricted common stock were forfeited and treated as a cancellation with remaining unrecognized expense for the unvested awards recognized on the date of cancellation. The Company did not reverse previously recognized compensation expenses as a result of these cancellations.

As of June 30, 2020, the total unrecognized compensation expense related to unvested shares of restricted common stock was $9.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.90 years. As of June 30, 2021, the total unrecognized compensation expense related to unvested shares of restricted common stock was $33.9 million, which the Company expects to recognize over an estimated weighted-average period of 1.63 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and six months ended June 30, 2020 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Sales and distribution expenses	$(579)	$1,569	$1,013	$2,524
Research and development expenses	1,179	1,221	2,452	2,104
General and administrative expenses	4,571	2,072	9,145	7,132
Total stock-based compensation expense	$5,171	$4,862	$12,610	$11,760

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net loss	$(2,937)	$(36,306)	$(17,967)	$(118,859)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	15,425,312	29,547,781	15,308,966	27,886,582
Net loss per share, basic and diluted	$(0.19)	$(1.23)	$(1.17)	$(4.26)

9.	COMMITMENTS AND CONTINGENCIES

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

On May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate naming the Company, Yaniv Sarig, and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Jeff Coon against the same defendants. Both complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company's business, operations and prospects, specifically regarding (1) the Company’s acquisitions of certain e-commerce business brands from 9830 Macarthur LLC, ZN Direct LLC, and Reliance Equities Group, LLC (as announced on December 1, 2020) and from Healing Solutions, LLC (as announced on February 2, 2021); (2) the Company’s organic growth; (3) the Company’s AIMEE software; and (4) the Company’s marketing practices. Several stockholders and their respective counsel have sought consolidation of the two actions and appointment as lead plaintiff and class counsel, respectively. The Court has yet to act on those motions. The Company intends to vigorously defend against these actions. However, the outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, it cannot reasonably estimate a range of loss for this action. Accordingly, the Company has not accrued any liability associated with this action.

Sales or Other Similar Taxes— Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the United States. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2020 and June 30, 2021, the Company estimates that the potential liability, including current sales tax payable is approximately $0.5 million and $0.7 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers to agree to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021.  Further, the supplier agreed to deliver certain goods as part of this settlement by June 30, 2021. Through the date of these condensed consolidated financial statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. As such, the Company has fully reserved during the three months ended June 30, 2021, within in sales and distribution expenses, $4.1 million of this prepaid assets within condensed consolidated financial statements. The Company continue to reserve its legal options and rights on this matter.

10. ACQUISITION

Healing Solutions

On February 2, 2021 (the “Closing Date”), the Company entered into and closed the Asset Purchase Agreement with Healing Solutions. Pursuant to the Asset Purchase Agreement, the Company purchased and acquired certain assets of Healing Solutions (the “Healing Solutions Assets”) related to Healing Solutions’ retail and e-commerce business under the Healing Solutions’ brands, Tarvol, Sun Essential Oils and Artizen (among others), which primarily sells essential oils through Amazon and other marketplaces (the “Asset Purchase”). The Acquisition was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. As consideration for the Asset Purchase, the Company (i) paid to Healing Solutions $15.3 million in cash (the “Cash Purchase Price”), and (ii) issued 1,387,759 shares of common stock to Healing Solutions, the cost basis of which was the closing price per share of the common stock on the Closing Date. At the closing (the “Closing”), the Company withheld $2.0 million of the Cash Purchase Price to serve as collateral for Healing Solutions’ payment of certain overdue trade payables to be released to Healing Solutions in accordance with the terms of the Asset Purchase Agreement.  This amount was paid by the Company within 60 days of the Closing Date.

In addition, Healing Solutions will also be entitled to receive 170,042 shares of common stock (up to a maximum of 280,000 shares pursuant to certain terms and valuation at the measurement date) in respect of certain inventory.  The shares will be issued to Healing Solutions following the final determination of inventory values pursuant to the terms of the Asset Purchase Agreement, which determination is expected to occur approximately nine to ten months following the Closing Date and such shares will be subject to vesting restrictions which will lapse on the date that is the one-year anniversary after the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, Healing Solutions is required to use its commercially reasonable efforts to identify one or more suppliers of finished goods inventory of all SKUs that constitute assets acquired in the Asset Purchase (“New Suppliers”) and to initiate discussions with such New Suppliers for the purpose of negotiating new supply agreements between the Company or its affiliates, on the one hand, and the New Supplier, on the other hand, for the purchase of such SKUs following the Closing on terms acceptable to Purchaser in its sole discretion, acting reasonably. If, on or before the date that is 15 months after the Closing Date, an Earn-Out Consideration Event (as defined in the Asset Purchase Agreement) has occurred, then Healing Solutions shall be entitled to receive up to a maximum of 528,670 shares of Common Stock (the “Earn-Out Shares”), which number of shares is subject to reduction in accordance with the terms of the Asset Purchase Agreement based on the time period within which the Earn-Out Consideration Event occurs.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount allocated
(in thousands)
Cash purchase price	$15,280
1,387,759 shares of common stock issued	39,454
Estimated common share consideration for inventory	5,285
Estimated earnout liability	11,273
Total consideration	$71,292

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$8,215
Working Capital	202
Trademarks (10 year useful life)	22,900
Goodwill	39,975
Net assets acquired	$71,292

Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Healing Solutions’ products into the Company’s existing sales channels.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Healing Solutions Assets acquisition on the Company’s net revenue for the three and six months ended June 30, 2020 and 2021. The acquisition of the Healing Solutions Assets is reflected in the following pro forma information as if the acquisition had occurred on January 1, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net revenue as reported	$59,800	$68,188	$85,428	$116,324
Healing Solutions net revenue	23,649	—	38,072	4,600
Net revenue pro forma	$83,449	$68,188	$123,500	$120,924

Operating income (loss) as reported	$(1,821)	$4,468	$(15,717)	$(23,286)
Healing Solutions operating income	4,139	—	5,143	382
Operating income (loss) pro forma	$2,318	$4,468	$(10,574)	$(22,904)

Squatty Potty Assets

On May 5, 2021, the Company acquired the business of e-commerce and retail company Squatty Potty, LLC (“Squatty Potty”), a leading online seller of health and wellness products in an asset purchase transaction. Currently, Squatty Potty products are sold in thousands of retail locations including Bed, Bath & Beyond, Walmart and Target. As consideration for Squatty Potty’s assets, the Company paid approximately $19.0 million in cash. The Company also paid approximately $1.1 million as consideration related to acquired inventory.  In addition, and subject to the achievement of contribution margin metrics for the year ended December 31, 2021, the Company agreed to pay Squatty Potty a maximum earnout of approximately $4.0 million, payable in shares of common stock or cash at Squatty Potty’s discretion. The Company also agreed to pay Squatty Potty $8.0 million for transition services, payable in shares of common stock or cash at Squatty Potty’s discretion.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount allocated
(in thousands)
Cash purchase price	$19,040
Transition services payments	8,231
Estimated earnout liability	3,502
Total consideration	$30,773

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$1,471
Working Capital	230
Trademarks (10 year useful life)	6,500
Customer Relationships	5,700
Goodwill (1)	16,872
Net assets acquired	$30,773

(1)

Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Squatty Potty products into the Company’s existing sales channels.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Squatty Potty acquisition on the Company’s net revenue for the three and six months ended June 30, 2021 and 2020. The acquisition of the Squatty Potty Assets is reflected in the following pro forma information as if the acquisition had occurred on January 1, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net revenue as reported	$59,800	$68,188	$85,428	$116,324
Squatty Potty net revenue	2,673	1,466	5,398	6,024
Net revenue pro forma	$62,473	$69,654	$90,826	$122,348

Operating income (loss) as reported	$(1,821)	$4,468	$(15,717)	$(23,286)
Squatty Potty operating income	622	301	909	1,772
Operating income (loss) pro forma	$(1,199)	$4,769	$(14,808)	$(21,514)

Photo Paper Direct

On May 5, 2021, the Company closed the acquisition of all outstanding stock of e-commerce company Photo Paper Direct Ltd. (“Photo Paper Direct''), a leading online seller of printing supplies. As consideration for Photo Paper Direct’s stock, the Company paid approximately $8.3 million in cash and issued approximately 704,500 shares of the Company’s common stock. The Company also paid approximately $5.4 million in cash as consideration related to Photo Paper Direct’s inventory and other working capital assets, including cash on hand of approximately $3.0 million. In addition, and subject to the achievement of certain Adjusted EBITDA metrics by December 31, 2021, the Company agreed to issue to Photo Paper Direct a maximum earnout of $6.0 million in cash and $2.0 million in the Company’s common stock.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount allocated
(in thousands)
Cash purchase price	$8,293
704,548 shares of common stock issued	11,075
Working capital adjustment	5,338
Estimated earnout liability	911
Total consideration	$25,617

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$2,846
PP&E	86
Real Property	848
Working Capital	2,144
Trademarks (10 year useful life)	5,400
Goodwill (1)	14,293
Net assets acquired	$25,617

(1) Estimate based on preliminary purchase price and most recent book values of tangible assets and prior to any deferred tax assets/liabilities. Subject to change based on the actual closing balance sheet and any purchase accounting adjustments. Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Photo Paper Direct products into the Company’s existing sales channels.

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Photo Paper Direct acquisition on the Company’s net revenue for the three and six months ended June 30, 2021 and 2020. The acquisition of the Photo Paper Direct is reflected in the following pro forma information as if the acquisition had occurred on January 1, 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net revenue as reported	$59,800	$68,188	$85,428	$116,324
Photo Paper Direct net revenue	3,239	1,904	4,979	6,807
Net revenue pro forma	$63,039	$70,092	$90,407	$123,131

Operating income (loss) as reported	$(1,821)	$4,468	$(15,717)	$(23,286)
Photo Paper Direct operating income	570	281	1,033	2,114
Operating income (loss) pro forma	$(1,251)	$4,749	$(14,684)	$(21,172)

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

As of December 1, 2020, the acquisition date, the initial fair value amount of the earn-out payment was appropriately $9.8 million. As of December 31, 2020, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $22.5 million, representing a change of fair value impact of approximately $12.7 million. As of June 30, 2021, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $20.9 million, representing a change of fair value impact of approximately $16.6 million and $31.6 for the three and six months ended June 30, 2021.

As part of the acquisition of the Healing Solutions Assets, Healing Solutions is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurs: (i) prior to the date that is nine months following the Closing Date, the Company will issue 528,670 shares of its common stock to Healing Solutions; (ii) on or after the date that is nine months following the Closing Date but before the date that is 12 months following the Closing Date, the Company will issue 396,502 shares of common stock to Healing Solutions; or (iii) on or after the date that is 12 months following the Closing Date but before the date that is 15 months following the Closing Date (the date that is 15 months following the Closing Date, the “Earn-Out Termination Date”), the Company will issue 264,335 shares of common stock to Healing Solutions; or after 15 months, the Company will not have any obligation to issue any shares of its common stock to Healing Solutions.

As of February 2, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Healing Solutions Assets was appropriately $16.5 million. As of June 30, 2021, the fair value amount of the earn-out payment with respect to the Healing Solutions Assets was approximately $10.5 million, representing a change of fair value impact of approximately $6.7 million for the three and six months ended June 30, 2021.

As part of the acquisition of the Squatty Potty Assets, Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurs in 12 months ending December 31, 2021 and the maximum payment amount is $3.9 million and if the termination of the transition service agreement is prior to the date that is six months following the Closing Date, an additional $3.9 million.

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of June 30, 2021, the fair value amount of the earn-out payment with respect to the Squatty Potty Assets was approximately $3.5 million, representing no change of fair value impact for the three and six months ended June 30, 2021.

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Photo Paper Direct was appropriately $0.9 million. As of June 30, 2021, the fair value amount of the earn-out payment with respect to the Photo Paper Direct Assets was approximately $0.9 million, representing no change of fair value impact for the three and six months ended June 30, 2021.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands) as of June 30, 2021:

	June 30, 2021
	Smash Assets	Healing Solutions	Squatty Potty	Photo Paper Direct	Total
Balance—January 1, 2021	$22,531	$—			$22,531
Acquisition date fair value of contingent earn-out liabilities and inventory to be settled in shares	—	16,558	3,502	911	20,971
Change in fair value of contingent earn-out liabilities	(1,589)	(6,116)	—	—	(7,704)
Earn-out payments	—	—	—	—	-
Balance—June 30, 2021	$20,942	$10,442	$3,502	$911	$35,798

11. GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2019	Year-Ended December 31, 2020		December 31, 2020
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$745	$46,573	$—	$47,318	$—	$—	$47,318

	December 31, 2020	Six Months Ended June 30, 2021		June 30, 2021
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$47,318	$71,301	$—	$118,619	$—	$—	$118,619

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2020 and June 30, 2021 (in thousands):

	December 31, 2019	Year-Ended December 31, 2020		December 31, 2020
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$310	$31,500	$—	$31,810	$—	$(442)	$31,368
Non-competition agreement	11	100	—	111	—	(19)	92
Transition services agreement	12	11	—	23	—	(23)	—
Total intangibles	$333	$31,611	$—	$31,944	$—	$(484)	$31,460
	December 31, 2020	Six Months Ended June 30, 2021		June 30, 2021
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$31,810	$34,791	$—	$66,601	$—	$(3,192)	$63,409
Non-competition agreement	111	9	—	120	—	(19)	101
Transition services agreement	23	—	—	23	—	(23)	0
Customer relations	—	5,700	—	5,700	—	(95)	5,605
Total intangibles	$31,944	$40,500	$—	$72,444	$—	$(3,329)	$69,115

12. SUBSEQUENT EVENTS

High Trail Letter Agreements and Omnibus Amendment

On August 9, 2021, pursuant to those certain Letter Agreements entered into between the Company and High Trail with respect to each of the April 2021 Notes (collectively, the “August Letter Agreements”), High Trail notified the Company that High Trail declared an event of default under the April 2021 Notes as a result of the Company’s Adjusted EBITDA (as defined in the April 2021 Notes) not being equal to at least $12 million for the 12 month period ended June 30, 2021 and further notified the Company that High Trail immediately accelerated a total of $18.7 million of the principal amount of the April 2021 Notes, requiring the Company to immediately pay $21.5 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021 Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (the “Current Event of Default Acceleration Amount”).

Pursuant to the August Letter Agreements, the Company agreed, among other things, to pay the Current Event of Default Acceleration Amount in cash by August 9, 2021 and that any portion not paid in cash would be paid in shares of the Company’s common stock under the terms of the April 2021 Notes, with the number of shares issuable equal to the unpaid Current Event of Default Acceleration Amount divided by 80% of the lesser of (i) the Daily VWAP (as defined in the April 2021 Notes) on August 9, 2021 and (ii) the average of the lowest two (2) Daily VWAPs during the ten (10) day VWAP trading period ending on August 9, 2021.

Pursuant to the August Letter Agreements, High Trail waived the events of default relating to the Company’s failure to satisfy the Adjusted EBITDA covenant under the April 2021 Notes, effective upon the payment in cash of $10.1 million of the Current Event of Default Acceleration Amount and the issuance of the shares of the Company’s common stock for the remaining $11.7 million of the Current Event of Default Acceleration Amount. The Company is paying High Trail an aggregate of $10.1 million in cash on August 9, 2021 and will, in accordance with the April 2021 Notes and the August Letter Agreements, pay the remaining $11.7 million of the Current Event of Default Acceleration Amount by issuing shares of common stock (with the number of shares calculated as described above) by August 11, 2021.

In connection with the August Letter Agreements, on August 9, 2021, the Company also entered into an Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Omnibus Amendment”), whereby: (i) the Company agreed to increase the minimum cash threshold covenant in the April 2021 Notes from $15.0 million to $30.0 million through October 31, 2021; (ii) the Company agreed to add a liquidity covenant to the April 2021 Notes whereby it must have liquidity, on each day through October 31, 2021, calculated as (A) inventory, net, plus (B) accounts receivable, net (each determined in accordance with GAAP) in an aggregate minimum amount equal to $65.0 million less (C) any amount of cash and cash equivalents in excess of $30 million; (iii) the definition of “Permitted Investment” in the April 2021 Notes was modified such that the consent of High Trail is now required for certain merger and acquisition activity; (iv) the Company agreed that the exercise prices of the following warrants to purchase shares of the Company’s common stock previously issued to High Trail will be modified to be equal to the lesser of: (X) the closing price of the Company’s common stock on August 9, 2021 or (Y) the VWAP of the Company’s common stock on August 9, 2021: (1) that certain warrant to purchase an aggregate of 750,000 shares of the Company’s common stock with an exercise price of $33.56 issued on February 2, 2021; (2) that certain warrant to purchase an aggregate of 469,931 shares of the Company’s common stock an exercise price of $25.10 issued on February 9, 2021; and (3) those certain warrants to purchase an aggregate of 2,259,166 shares of the Company’s common stock with an exercise price of $31.74 issued on April 8, 2021; (v) High Trail agreed that it will not exercise the foregoing warrants prior to the day that is 60 days after a registration statement registering for resale the 2,666,667 shares of common stock the Company issued on June 15, 2021 is declared effective; and (vi) if, at any time on or after January 7, 2022, High Trail is unable to exercise such warrants due to the agreement described in clause (v), the Company agreed to pay High Trail, as liquidated damages, a cash payment that will be equal to (a) the weighted average price of the Company’s common stock on the date High Trail seeks to exercise any such warrants, minus the then-current exercise price of such warrants, multiplied by (b) the number of shares subject to the warrants that it then desires to exercise.

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

We have launched and sold hundreds of SKUs on e-commerce platforms. Through the success of a number of those products we have incubated our own brands. We also have purchased brands and products when we believe it is more advantageous.  Today, we own and operate fourteen brands which sell products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils. Our fourteen brands include, hOmeLabs; Vremi, Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; Spiralizer; Healing Solutions, Squatty Potty; and Photo Paper Direct.

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

Each of our products typically goes through the Launch phase and depending on its level of success is moved to one of the other phases as further described below:

i.

Launch phase: During this phase, we leverage our technology to target opportunities identified using AIMEE. During this period of time and due to the combination of discounts and investment in marketing, our net margin for a product could be as low as approximately negative 35%. Net margin is calculated by taking net revenue less the cost of goods sold, less fulfillment, online advertising and selling expenses. These costs primarily reflect the estimated variable costs related to the sale of a product.

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

iii.

Milk phase or Liquidate phase: If a product does not enter the sustain phase or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell through the remaining inventory. In order to enter the milk phase, we believe that a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. To date, none of our products have achieved the milk phase and we can provide no assurance that any of our products will do so in the future.

To date, our operating results have included a mix of products in the launch and sustain phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving profitability at the company level while we continue to invest in growth and technology. Due to the Covid-19 pandemic impact on the global supply chain, the company is forced to increase its inventory on hand to avoid disruption in sales. The unpredictability of container availability, space on vessels and shipping lead times, as well as associated manufacturing lead time, forces us to secure more inventory upfront. Having more inventory on hand, not only impacts our working capital but also requires us to increase our storage capacity (warehouse network) which of itself has a capital impact.

The following table shows the number of launches of new products included in our net revenue which have achieved, or are expected to achieve, more than $0.5 million in net revenue per year.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
Launches of new products	8	19	24	40

Our growth in direct revenue can be impacted by the timing and the season in which products are launched as well the impact of merger and acquisitions.

Due to the COVID-19 pandemic’s impact on the global supply chain, we have increased our inventory on hand to avoid disruption in sales. The unpredictability of container availability, space on vessels and shipping lead times, as well as associated manufacturing lead time, requires us to secure more inventory than normal during each of a product’s phases (i.e., launch and sustain). Having more inventory on hand not only impacts our working capital but also requires us to increase our storage capacity (warehouse network), which of itself has a negative capital impact.

Further due to the COVID-19 pandemic’s impact on the global supply chain, we will be temporarily pausing the launch of new products manufactured in Asia, which is currently the majority source of our product launches. The sharp increase in shipping cost has made our target competitive pricing difficult to achieve and the current unpredictability of container availability makes it more difficult for us to maintain the required inventory levels, which in turn makes the potential and profitable success of product launches even more difficult to achieve in this current environment.

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

Cost of Goods Sold—Cost of goods sold consists of the book value of inventory sold to customers during the reporting period. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices, less expected disposal costs. The Office of the U.S. Trade Representative (“USTR”) has imposed additional tariffs on products imported from China. We contract manufacturers, predominantly in China, through purchase orders, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impact a significant number of our products. These increases may affect the way and the amount of product we order. If tariff increases are enacted in the future, our pricing actions are intended to offset the full gross margin impact from such tariffs. However, there are no assurances that these pricing actions will not reduce customer orders. Further, we can provide no assurances that future tariff increases will not be enacted.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses—Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”). After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfilment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon, for approximately 76% of the U.S., within one day and over 98% of the U.S. within two days, based on our sales history.  We continually review the locations and capacity of our third-party warehouse to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decreases, prior to the impacts in shipping providers rates.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2021

The following table summarizes our results of operations for the three months ended June 30, 2020 and 2021, together with the changes in those items in dollars and percentages:

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Net revenue	$59,800	$68,188	$8,388	14.0%
Cost of goods sold	32,200	35,445	3,245	10.1
Gross profit	27,600	32,743	5,143	18.6
Sales and distribution expenses (1)	18,618	39,310	20,692	111.1
Research and development expenses (1)	2,451	2,324	(127)	(5.2)
General and administrative expenses (1)	8,352	9,990	1,638	19.6
Change in fair value of contingent earn-out liabilities	—	(23,349)	(23,349)	100.0
Operating income (loss)	(1,821)	4,468	6,289	345.4
Interest expense, net	1,077	4,675	3,598	334.1
Change in fair value of derivative liability	—	1,894	1,894	100.0
Loss on extinguishment of debt	—	29,772	29,772	100.0
Change in fair market value of warrant liability	—	4,387	4,387	100.0
Other expense, net	(6)	5	11	183.3
Loss before income taxes	(2,892)	(36,265)	(33,373)	(1,154.0)
Provision for income taxes	45	41	(4)	(8.9)
Net loss	$(2,937)	$(36,306)	$(33,369)	(1136.2)%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,
	2020	2021
	(in thousands)
Sales and distribution expenses	$(579)	$1,569
Research and development expenses	1,179	1,221
General and administrative expenses	4,571	2,072
Total stock-based compensation expense	$5,171	$4,862

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2020	2021
Net revenue	100.0%	100.0%
Cost of goods sold	53.8%	52.0%
Gross margin	46.2%	48.0%
Sales and distribution expenses	31.1%	57.6%
Research and development expenses	4.1%	3.4%
General and administrative expenses	14.0%	14.7%
Change in fair value of contingent earn-out liabilities	0.0%	(34.2)%
Operating loss	(3.0)%	6.5%
Interest expense, net	1.8%	6.9%
Change in fair value of derivative liability	0.0%	2.8%
Loss on extinguishment of debt	0.0%	43.7%
Change in fair market value of warrant liability	0.0%	6.4%
Other expense (income), net	0.0%	0.0%
Loss before income taxes	(4.8)%	(53.3)%
Provision for income taxes	0.0%	0.1%
Net loss	(4.8)%	(53.4)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Direct	$53,728	$68,080	$14,352	26.7%
Wholesale	5,727	—	(5,727)	-100.0%
PaaS	345	108	(237)	-68.7%
Net revenue	$59,800	$68,188	$8,388	14.0%

Net revenue increased $8.4 million, or 14.0% during the three months ended June 30, 2021, compared to $29.4 million for the three months ended June 30, 2020.  The increase in net revenue was primarily attributable to increased direct sales volume of $14.4 million, or an 26.7% increase.  Included in the three months ended June 30, 2021, direct net revenue is approximately $33.6 million of revenue for our previous merger and acquisitions (“M&A”) including Squatty Potty and Photo Paper Direct, both of which were purchased in May 2021. There was no M&A revenue in the three months ended June 30, 2020. Excluding direct net revenue from M&A, our organic direct net revenue would have decreased by $19.2 million for the three months ended June 30, 2021. This decrease is primarily driven by reduced sales volume, which we attribute to reduced demand due to the reopening of retail, increased average sale prices in the month of June 2021 to offset increased delivery costs and inventory shorts. Our decrease in organic net revenue includes a decrease of $4.1 million from products, such as chest freezers and hair buzzers, which sold well in the previous period during the initial lockdowns of the COVID-19 Pandemic and which did not sell at the same volumes this year, which we attribute to reduced demand due to the reopening of retail and increased average sales prices to offset increasing shipping costs.

We also saw a decrease in wholesale revenue of $5.7 million versus the corresponding period of the prior year primarily from the sale of PPE in the three months ended June 30, 2020. Finally, we saw a decrease in PaaS revenue of $0.2 million in the three months ended June 30, 2021.

	Three Months Ended June 30,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$29,541	$26,842
Kitchen appliances	11,160	8,974
Health and beauty	5,170	1,821
Personal protective equipment	6,656	505
Cookware, kitchen tools and gadgets	1,984	5,548
Home office	1,199	2,711
Housewares	1,111	9,109
Essential oils and related accessories	—	9,942
Other	2,634	2,628
Total net product revenue	59,455	68,080
PaaS	345	108
Total net revenue	$59,800	$68,188

Heating, cooling and air quality accounted for $26.8 million in net revenue for the three months ended June 30, 2021 versus $29.5 million for the three months ended June 30, 2020 as sell-outs on inventory and certain wholesale revenue agreements led to decreased revenue in the period.

Kitchen appliances accounted for $11.1 million in net revenue for the three months ended June 30, 2020 and accounted for $8.9 million in net revenue for the corresponding period in 2021, a decrease of $2.1 million. Cookware, kitchen tools and gadgets accounted for approximately $2.0 million in net revenue for the three months ended June 30, 2020 and accounted for $5.6 million in net revenue for the corresponding period in 2021, an increase of $3.6 million from new products launched and growth in our existing products during the three months ended June 30, 2021, including acquisitions. Net revenue from housewares increased approximately $8.0 million quarter-over-quarter from growth in our existing products and new products obtained through acquisitions. We started selling essential oils and related accessories in 2021 which generated $9.9 million in net revenue for the three months ended June 30, 2021.

Cost of Goods Sold and Gross Margin

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$32,200	$35,445	$3,245	10.1%
Gross profit	$27,600	$32,743	$5,143	18.6%

The increase in cost of goods sold was primarily attributable to increased of $12.5 million from our M&A additions offset by $9.3 million decrease in cost of goods sold from our organic business.  Included in cost of goods for the three months ended June 30, 2021 is an expense of $2.5 million related to obsolescence reserve related to slow moving inventory, which primarily impacts our organic business.

Gross margin improved from 46.2% for the three months ended June 30, 2020 to 48.1% for the three months ended June 30, 2021. The improvement in gross margin was due to a change of product mix as our net revenue from our M&A drives better gross margin 62.7% than our organic business 33.8%. The obsolescence expense impact in the three months ended June 30, 2021 accounts for approximately 7.2% margin impact on our organic business. The majority of our M&A net revenue tends to be smaller products that have higher gross margins versus our organic business which tend to be oversized goods that have lower gross margins. We expect to see future impacts in our gross margin on both our M&A and organic businesses as the COVID-19 pandemic and related global shipping crisis continues to drive shipping container costs higher and cause reductions in delivery reliability which increases delivery costs.

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$18,618	$39,310	$20,692	111.1%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $39.3 million for the three months ended June 30, 2021 from $18.6 million for the three months ended June 30, 2020. These increases are primarily attributable to the increase in the volume of products sold in the three months ended June 30, 2021, of $11.8 million, approximately $4.1 million of additional bad debt reserve from a dispute with a certain PPE supplier and approximately $0.9 million of professional fees from transition services charges from certain of our M&A businesses. Our sales and distribution fixed costs (i.e. salary and office expenses) increased to $8.4 million for the three months June 30, 2021 from $1.6 million for the three months ended June 30, 2020 primarily due to an increase in headcount expenses versus the prior period primarily for branding, marketing and customer service. Sales and distribution expenses for the three months ended June 30, 2021 included an increase in stock-based compensation expense of $2.1 million as compared to approximately $1.6 million from income of $0.6 million as the prior quarter period included reversals of expense of certain restricted stock awards granted pursuant to the 2019 Equity Plan, which were cancelled upon termination of certain employees.

As a percentage of net revenue, sales and distribution expenses increased to 57.6% for the three months ended June 30, 2021 from 31.1% for the three months ended June 30, 2020 primarily from an increase in last mile shipping costs, the bad debt reserve (6% as a percentage of net revenue), professional fees from transition services (1.6% as a percentage of net revenue) and the stock-based compensation expense (2% as a percentage of net revenue). E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 43.0% for the three months ended June 30, 2021 as compared to 29.4% for the three months ended June 30, 2020, this increase is predominantly due to the increase in last mile shipping costs, specifically around oversized goods, due to the demand on those 3rd party providers delivery networks.  We expect to continue to see these cost increases in the near-term.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Research and development expenses	$2,451	$2,324	$(127)	-5.2%

The decrease in research and development expenses was primarily attributable to a decrease in fixed costs due to timing of headcount additions and replacements, particularly in our Poland office.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$8,352	$9,990	$1,638	19.6%

The increase in general and administrative expenses was primarily due to an increase of professional fees of approximately $2.3 million related to merger and acquisition costs including legal, audit and internal control related fees and an increase in intangibles amortization of approximately $1.4 million, offset by a decrease in stock-based compensation expense of approximately $2.4 million from reversals of expense of certain restricted stock awards granted pursuant to the 2019 Equity Plan, which were cancelled upon termination of certain employees.

Change in fair value of contingent earn-out liabilities

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$—	$(23,349)	$(23,349)	100.0%

The increase in change in fair value of contingent earn-out liabilities was related to our acquisitions, which include re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the increase of our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Interest expense, net	$1,077	$4,675	$3,598	334.1%

The increase in interest expense was primarily related to the increase in loan interest and related amortization of deferred financing fees and warrant discounts compared to the prior period’s credit facility and term loan.  As of June 30, 2021, the term loan from High Trail has a face value of $110.0 million and as of June 30, 2020, we had a term loan and credit facility totaling $70.9 million in face value.

Loss on extinguishment of debt

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$29,772	$29,772	100.0%

The increase is attributable to the payment and termination of the High Trail December 2020, February 2021 Note loan and the termination of the Credit Facility, which resulted in $25.7 million in loss on extinguishment of debt consisting of unamortized deferred finance costs. Included in the loss on extinguishment of debt is a charge of $4.1 million consisting of fair market value of restricted shares issued on April 8, 2021, which were expensed.

Change in fair market value of warrant liability

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$—	$4,387	$4,387	100.0%

The increase is attributable to the change in the fair value of warrant liability from warrants in connection with the December 2020 Note and the February 2021 Note from the increase of our share price since the issuances of the warrants.

Change in fair value of derivative liability

	Three Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair value of derivative liability	$—	$1,894	$1,894	100.0%

The increase is attributable to the term loan from High Trail as we fair-valued certain embedded derivatives within the term loan, primarily around default interest rates.

Comparison of the Six Months Ended June 30, 2020 and 2021

The following table summarizes our results of operations for the six months ended June 30, 2020 and 2021, together with the changes in those items in dollars and percentages:

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Net revenue	$85,428	$116,324	$30,896	36.2%
Cost of goods sold	47,530	57,518	9,988	21.0
Gross profit	37,898	58,806	20,908	55.2
Sales and distribution expenses (1)	32,528	64,379	31,851	97.9
Research and development expenses (1)	4,732	4,452	(280)	(5.9)
General and administrative expenses (1)	16,355	20,965	4,610	28.2
Change in fair value of contingent earn-out liabilities	—	(7,704)	(7,704)	(100.0)
Operating loss	(15,717)	(23,286)	(7,569)	(48.2)
Interest expense, net	2,186	9,092	6,906	315.9
Change in fair value of derivative liability	—	1,894	1,894	100.0
Loss on extinguishment of debt	—	29,772	29,772	100.0
Change in fair market value of warrant liability	—	34,589	34,589	100.0
Loss on initial issuance of warrant	—	20,147	20,147	100.0
Other expense (income), net	19	38	19	100.0
Loss before income taxes	(17,922)	(118,818)	(100,896)	(563.0)
Provision for income taxes	45	41	(4)	(8.9)
Net loss	$(17,967)	$(118,859)	$(100,892)	(561.5)%

(1)	Amounts include stock-based compensation expense as follows:
	Six Months Ended June 30,
	2020	2021
	(in thousands)
Sales and distribution expenses	$1,013	$2,524
Research and development expenses	2,452	2,104
General and administrative expenses	9,145	7,132
Total stock-based compensation expense	$12,610	$11,760

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,
	2020	2021
Net revenue	100.0%	100.0%
Cost of goods sold	55.6%	49.4%
Gross margin	44.4%	50.6%
Sales and distribution expenses	38.1%	55.3%
Research and development expenses	5.5%	3.8%
General and administrative expenses	19.1%	18.0%
Change in fair value of contingent earn-out liabilities	0.0%	-6.6%
Operating loss	(18.3)%	(19.9)%
Interest expense, net	2.6%	7.8%
Change in fair value of derivative liability	0.0%	1.6%
Loss on extinguishment of debt	0.0%	25.6%
Change in fair market value of warrant liability	0.0%	29.7%
Loss on initial issuance of warrant	0.0%	17.3%
Other expense, net	0.0%	0.0%
Loss before income taxes	(20.9)%	(100.3)%
Provision for income taxes	0.0%	0.0%
Net loss	(20.9)%	(100.3)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Direct	$78,936	$114,232	$35,296	44.7%
Wholesale	5,786	1,802	(3,984)	(68.9)%
PaaS	706	290	(416)	(58.9)%
Net revenue	$85,428	$116,324	$30,896	36.2%

Net revenue increased $30.9 million, or 36.2% during the six months ended June 30, 2021 to $116.3 million compared to $85.4 million for the six months ended June 30, 2020. The increase in net revenue was primarily attributable to increased direct sales volume of $35.3 million, or an 44.7% increase.  Included in the six months ended June 30, 2021, direct net revenue is approximately $63.0 million of revenue for our M&A including Squatty Potty and Photo Paper Direct, both of which were purchased in May 2021. There was no M&A revenue in the six months ended June 30, 2020.  Excluding direct net revenue from M&A, our organic direct net revenue would have decreased by $27.0 million for the six months ended June 30, 2021.  This decrease is driven by reduced sales volume, which we attribute to reduced demand due to the reopening of retail, increased average sale prices in the month of June 2021 to offset increased delivery costs and inventory shorts.  Our decrease in organic net revenue includes a decrease of $4.9 million from products, such as chest freezers and hair buzzers, which sold well in the previous period during the initial lockdowns of the COVID-19 pandemic and which did not sell at the same volumes this year, which we attribute to reduced demand due to the reopening of retail and increased average sales prices to offset increasing shipping costs.

We also saw a decrease in wholesale revenue of approximately $4.0 million versus the corresponding period of the prior year primarily from a decrease in the sale of PPE in the six months ended June 30, 2021. Finally, we saw a decrease in PaaS revenue of approximately $0.4 million in the six months ended June 30, 2021.

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$39,418	$32,980
Kitchen appliances	18,185	21,124
Health and beauty	9,600	5,463
Personal protective equipment	6,656	1,659
Cookware, kitchen tools and gadgets	2,978	11,646
Home office	1,697	3,520
Housewares	2,523	16,291
Essential oils and related accessories	—	17,295
Other	3,665	6,056
Total net product revenue	84,722	116,034
PaaS	706	290
Total net revenue	$85,428	$116,324

Heating, cooling and air quality accounted for $32.9 million in net revenue for the six months ended June 30, 2021 versus $39.4 million for the six months ended June 30, 2020 as sell-outs on inventory and certain wholesale revenue agreements led to decreased revenue in the period.

Kitchen appliances accounted for $21.1 million in net revenue for the six months ended June 30, 2021 and accounted for $18.1 million in net revenue for the corresponding period in 2020, an increase of $2.9 million from new products launched and growth in our existing products during the six months ended June 30, 2021. Cookware, kitchen tools and gadgets accounted for approximately $3.0 million in net revenue for the six months ended June 30, 2020 and accounted for $11.7 million in net revenue for the corresponding period in 2021, an increase of $8.7 million from new products launched and growth in our existing products during the six months ended June 30, 2021, including acquisitions. Net revenue from housewares increased approximately $13.8 million from growth in our existing products and new products obtained through acquisitions. We started selling essential oils and related accessories in 2021, which generated $17.3 million in net revenue for the six months ended June 30, 2021.

Cost of Goods Sold and Gross Margin

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$47,530	$57,518	$9,988	21.0%
Gross profit	$37,898	$58,806	$20,908	55.2%

The increase in cost of goods sold was primarily attributable to an increase of $23.9 million from our M&A additions offset by $10.4 million decrease in cost of goods sold from our organic business and $3.6 million from PPE.  Included in cost of goods for the six months ended June 30, 2021, is an expense of $2.5 million related to obsolescence reserve related to slow moving inventory which primarily impacts our organic business.

Gross margin improved from 44.4% for the six months ended June 30, 2020 to 50.6% for the six months ended June 30, 2021. The improvement in gross margin was due to a change of product mix as our net revenue from our M&A drives better gross margin 62.0% than our organic business 36.9%. The obsolescence expense impact in the six months ended June 30, 2021, accounts for approximately 4.7% of the margin impact on our organic business. The majority of our M&A net revenue tends to be smaller products that have higher gross margins versus our organic business, which tend to be oversized goods that have lower gross margins. We expect to see future impacts in our gross margin on both our M&A and organic businesses as the international shipping container crisis continues to drive shipping container cost higher and reductions in delivery reliability which also increases related shipping container delivery costs.

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$32,528	$64,379	$31,851	97.9%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $64.4 million for the six months ended June 30, 2021 from $32.5 million for the six months ended June 30, 2020. These increases are primarily attributable to the increase in the volume of products sold in the six months ended June 30, 2021, of $22.4 million, approximately $4.1 million of bad debt reserve from our dispute with certain a PPE supplier and approximately $1.4 million of professional fees from transition services charges from certain of our M&A businesses. Our sales and distribution fixed costs (i.e. salary and office expenses) increased to $3.9 million for the six months June 30, 2021 from $2.9 million for the six months ended June 30, 2020 primarily due to an increase in headcount expenses versus the prior period primarily for branding, marketing and customer service. Sales and distribution expenses for the six months ended June 30, 2021 included an increase in stock-based compensation expense as the prior quarter period included reversals of expense of certain restricted stock awards granted pursuant to the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) which were cancelled upon termination of certain employees.

As a percentage of net revenue, sales and distribution expenses increased to 55.3% for the six months ended June 30, 2021 from 38.1% for the six months ended June 30, 2020 primarily from an increase in last mile shipping costs, bad debt reserve (3.5% as a percentage of net revenue), professional fees from transition services (1.0% as a percentage of net revenue) and stock-based compensation expense (2.1% as a percentage of net revenue). E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 43.9% for the six months ended June 30, 2021 as compared to 33.5% for the six months ended June 30, 2020, this increase is predominantly due to the increase in last mile shipping costs, specifically around oversized goods, due to the demand on those 3rd party providers delivery networks.  We expect to see these cost increases continue in the near-term.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Research and development expenses	$4,732	$4,452	$(280)	-5.9%

The decrease in research and development expenses was primarily attributable to a decrease in fixed costs due to timing of headcount additions and replacements, particularly in our Poland office.

General and Administrative Expenses
	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$16,355	$20,965	$4,610	28.2%

The increase in general and administrative expenses was primarily due to an increase of professional fees of approximately $3.5 million related to merger and acquisition costs including legal, audit and internal control related fees and an increase in intangibles amortization of approximately $2.5 million, offset by a decrease in stock-based compensation expense of approximately $1.9 million from reversals of expense of certain restricted stock awards granted pursuant to the 2019 Equity Plan, which were cancelled upon termination of certain employees.

Change in fair value of contingent earn-out liabilities

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$—	$(7,704)	$(7,704)	100.0%

The increase in change in fair value of contingent earn-out liabilities was related to our acquisitions, which include re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the increase of our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

_	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Interest expense, net	$2,186	$9,092	$6,906	315.9%

The increase in interest expense was primarily related to the increase in loan interest and related amortization of deferred financing fees and warrant discounts compared to the prior periods credit facility and term loan.  As of June 30, 2021, the term loan from High Trail has a face value of $110.0 million and as of June 30, 2020, we had a term loan and credit facility totaling $70.9 million in face value.

Loss on extinguishment of debt

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$25,716	$25,716	100.0%

The increase is attributable to the payment and termination of the High Trail December 2020 Note, February 2021 Note and the termination of the Credit Facility, which resulted in $25.7 million in loss on extinguishment of debt consisting of unamortized deferred finance costs.  Included in the loss on extinguishment of debt is a charge of $4.1 million consisting of fair market value of restricted shares issued on April 8, 2021, which were expensed.

Change in fair market value of warrant liability

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$—	$34,589	$34,589	100.0%
Loss on initial issuance of warrant	$—	$20,147	$20,147	100.0%

The increase is attributable to the change in the fair value of warrant liability from warrants in connection with the December 2020 Note and the February 2021 Note from the increase of our share price since the issuances of the warrants.  The loss on initial issuance of warrant for the six months ended June 30, 2021 was primarily driven by the increase of our share price since the issuance of the warrants.

Change in fair value of derivative liability

	Six Months Ended June 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair value of derivative liability	$—	$1,894	$1,894	100.0%

The increase is attributable to the term loan from High Trail as we fair-valued certain embedded derivatives within the term loan, primarily around default interest rates.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2020 and 2021

The following table provides information regarding our cash flows for the three months ended June 30, 2020 and 2021, respectively:

	Six Months Ended June 30,
	2020	2021
	(in thousands)
Cash used in operating activities	$(8,923)	$(32,836)
Cash used in investing activities	(19)	(44,947)
Cash provided by financing activities	(4,218)	111,924
Effect of exchange rate on cash	1	(175)
Net change in cash and restricted cash for period	$(13,159)	$33,966

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.9 million for the six months ended June 30, 2020 and was driven primarily by our net cash losses from operations of $4.6 million and use of cash from working capital of $4.3 million from changes in accounts receivable, purchases of inventory and insurance and payments of accounts payable.

Net cash used in operating activities was $32.8 million for the three months ended June 30, 2021, resulting from our net cash losses from operations of $13.9 million, offset by cash from working capital of $18.9 million from changes in accounts receivable, purchases of inventory and insurance and payments of accounts payable.

Net Cash Used in Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities of $44.9 million was primarily from the acquisition of the assets of Healing Solutions, LLC for $15.3 million, the assets of Squatty Potty for $19.0 million and Photo Paper Direct of $10.6 million.

Net Cash Provided by Financing Activities

Net cash used by financing activities was $4.2 million for the six months ended June 30, 2020 and was driven primarily by repayments under the Credit Facility of $3.8 million and repayment of the notes payable related to Aussie Health of $0.2 million.

For the six months ended June 30, 2021, cash provided by financing activities of $111.9 million was primarily from proceeds from borrowings from the High Trail April 2021 Notes of $110.0 million, proceeds from cancellation of a warrant of $17.0 million, proceeds from equity offering of $36.7 million offset by repayments of the High Trail December 2020 Note and February 2021 Note of $59.5 million, repayments of the Credit Facility of $28.2 million and $7.5 million seller note repayments.

Sources of Liquidity and Going Concern

We have been affected by the impact of the COVID-19 pandemic and related global shipping crisis.  Together, these have led to substantial increases in the costs of shipping containers, which we rely on to import our goods. This has reduced the reliability and timely delivery of such shipping containers and has substantially increased our international inbound costs as well as last-mile shipping costs on our oversized goods. These cost increases have been particularly substantial for oversized goods, which are a material part of our business.  The increased cost of the shipping containers has negatively impacted us in the three months ended June 30, 2021, and we currently believe it will continue to negatively impact us for at least the next six to nine months.  The reduced reliability and delivery of such shipping containers is forcing us to spend more on premium shipping to ensure space on board of the vessels, if at all, and the lack of reliability and timely delivery has further down supply chain impacts as it takes longer for containers to be offloaded and returned. Further, this global shipping crisis is forcing us to increase our inventory on-hand, which negatively impacts our working capital.

Third party last-mile shipping partners, such as UPS and Fedex, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic.  In addition, we may also be adversely impacted by rising costs of the commodity raw materials used to produce our products.

The COVID-19 global pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, we have noticed changes in consumer buying habits, which may have reduced demand for our products.

As such, these impacts led us to breach our Adjusted EBITDA covenant for the three months ended June 30, 2021 with our lender, High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”). As of the date of this Quarterly Report on Form 10-Q, we have secured a waiver from High Trail, which will be effective upon us making certain cash payments to High Trail on August 9, 2021 and issuing shares of our common stock to High Trail by no later than August 11, 2021.  For additional information, please refer to Part II, Item 5 of this Quarterly Report on Form 10-Q.

Further, due to these crises, we have reduced our forecast for the next twelve months.  We have been taking, and plan to continue to take, various actions to help improve our financial forecasts and allow us to navigate through these crises. Our actions include, but are not limited to, obtaining new third party vendors for shipping containers, renegotiating rates with third party last-mile providers, postponing or cancelling some or all of our product launches and reducing of fixed costs. As there can be no assurance that these actions along with our operating forecast for the twelve months following the issuance of the accompanying consolidated financial statements, will be attained such that we will be able to maintain compliance with our Adjusted EBITDA covenant and liquidity covenants due to the timing of working capital as part of the waiver with our lenders, these negative financial conditions raise substantial doubt about our ability to continue as a going concern.

We are in active conversations with our lender, High Trail. Management plans to continue to closely monitor our operating forecast and may pursue additional sources of financing and/or capital to fund our operations or to continue our merger and acquisition strategy.  If we are unable to improve our operating results, secure waivers from our lenders, and/or obtain additional sources of financing and capital on acceptable terms (if at all) for our merger and acquisition strategy, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or otherwise significantly reduce the scope of our business.   The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Pandemic—The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments are taking, continue to evolve as of the date of this Quarterly Report on Form 10-Q. During the first half of 2021, we experienced negative impacts to our margins related to increased international freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand of goods being sold on ecommerce marketplaces. We have experienced, and expect to continue to experience, an increase in last-mile shipping costs as shipping providers’ delivery networks continue to be stressed due to increased demand from the increase of goods sold on ecommerce marketplaces.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, we have noticed changes in consumer buying habits that may have reduced demand for our products. We continue to consider the impact of COVID-19 based on the assumptions and estimates used when preparing these consolidated financial statements, including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained. If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our results of operations, financial position, and liquidity.

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

As used herein, Contribution margin represents operating loss plus general and administrative expenses, research and development expenses, fixed sales, distribution expenses and amortization of inventory step-up from acquisitions (included in cost of goods sold). As used herein, Contribution margin represents operating loss plus general and administrative expenses, research and development expenses, fixed sales, distribution expenses and amortization of inventory step-up from acquisitions (included in cost of goods sold). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), changes in fair-market value of warrant liability, loss on initial issuance of warrant, professional fees and transition fees related to acquisitions, reserve on dispute with a PPE supplier, loss from extinguishment of debt and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expense necessary to operate our business;
•	research and development expenses necessary for the development, operation and support of our software platform;
•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or
•	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold).
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Contribution margin	$10,036	$5,661	$9,281	$11,795
Contribution margin as a percentage of net revenue	16.8%	8.3%	10.9%	10.1%
EBITDA	$(1,777)	$(29,909)	$(15,657)	$(106,841)
Adjusted EBITDA	$3,388	$(3,739)	$(3,028)	$(5,003)
Adjusted EBITDA as a percentage of net revenue	5.7%	(5.5)%	(3.5)%	(4.3)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Operating loss	$(1,821)	$4,468	$(15,717)	$(23,286)
Add:
General and administrative expenses	8,352	9,990	16,355	20,965
Research and development expenses	2,451	2,324	4,732	4,452
Sales and distribution fixed expenses, including stock-based compensation expense	1,054	9,995	3,911	13,327
Change in fair value of contingent earn-out liabilities	—	(23,349)	—	(7,704)
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	—	2,233	—	4,041
Contribution margin	$10,036	$5,661	$9,281	$11,795
Contribution margin as a percentage of net revenue	16.8%	8.3%	10.9%	10.1%

Adjusted EBITDA

EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense.  Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), change in fair-market value of warrant liability, loss on initial issuance of warrant, professional fees and transition fees related to acquisitions, reserve on dispute with a PPE supplier, loss from extinguishment of debt and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2021	2020	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Net loss	$(2,937)	$(36,306)	$(17,967)	$(118,859)
Add:
Provision for income taxes	45	41	45	41
Interest expense, net	1,077	4,675	2,186	9,092
Depreciation and amortization	38	1,681	79	2,885
EBITDA	(1,777)	(29,909)	(15,657)	(106,841)
Other expense (income), net	(6)	(5)	19	(38)
Change in fair value of contingent earn-out liabilities	—	(23,349)	—	(7,704)
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	—	2,233	—	4,041
Change in fair market value of warrant liability	—	4,387	—	34,589
Change in fair value of derivative liability	—	1,894	—	1,894
Loss on extinguishment of debt	—	29,772	—	29,772
Loss on initial issuance of warrant	—	—	—	20,147
Professional fees related to acquisitions	—	948	—	1,397
Transition costs from acquisitions	—	632	—	1,184
Professional fees related to Photo Paper Direct acquisitions	—	696	—	696
Reserve on dispute with PPE supplier	—	4,100	—	4,100
Stock-based compensation expense	5,171	4,862	12,610	11,760
Adjusted EBITDA	$3,388	$(3,739)	$(3,028)	$(5,003)
Adjusted EBITDA as a percentage of net revenue	5.7%	(5.5)%	(3.5)%	(4.3)%

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

In addition, we previously had outstanding debt under the Credit Facility that bore interest. As of June 30, 2021we did not have any outstanding debt under the Credit Facility. The High Trail Notes are at a fixed rate and as such we were not exposed to interest rate effects for those loans.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than 5% of our net revenue for each of the six months ended June 30, 2021 and 2020. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2021 and 2020.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate naming us, Yaniv Sarig, and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Jeff Coon against the same defendants. Both complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding our business, operations and prospects, specifically regarding (1) our acquisitions of certain e-commerce business brands from 9830 Macarthur LLC, ZN Direct LLC, and Reliance Equities Group, LLC (as announced on December 1, 2020) and from Healing Solutions, LLC (as announced on February 2, 2021); (2) our organic growth; (3) our AIMEE software; and (4) our marketing practices. Several stockholders and their respective counsel have sought consolidation of the two actions and appointment as lead plaintiff and class counsel, respectively. The Court has yet to act on those motions. We intend to vigorously defend against these actions. However, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. Accordingly, we have not accrued any liability associated with this action.

Other than as disclosed herein, we are not party to any material legal proceedings at this time. From time to time, we may become involved in various legal proceedings that arise in the ordinary course of business. We have in the past and may in the future become involved in private actions, collective actions, investigations and various other legal proceedings by clients, employees, suppliers, competitors, government agencies or others. We evaluate any claims and lawsuits with respect to their potential merits, our potential defenses and counter claims, and the expected effect on us of defending the claims and a potential adverse result. However, the results of any litigation, investigations or other legal proceedings are inherently unpredictable and expensive. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. If any legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition and operating results.

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

Risks Relating to Our Business

Due to the impact of the COVID-19 pandemic and related global shipping crisis, our management has expressed substantial doubt about our ability to continue as a going concern.

We have been affected by the impact of the COVID-19 pandemic and related global shipping crisis.  Together, these have led to substantial increases in the costs of shipping containers, which we rely on to import our goods. This has reduced the reliability and timely delivery of such shipping containers and has substantially increased our international inbound costs as well as last mile shipping costs on our oversized goods. These cost increases have been particularly substantial to oversized goods, which are a material part of our business.  The increased cost of the shipping containers has negatively impacted us in the three months ended June 30, 2021, and we currently believe it will continue to negatively impact us for at least the next six to nine months.  The reduced reliability and delivery of such shipping containers is forcing us to spend more on premium shipping to ensure space on board of the vessels, if at all, and the lack of reliability and timely delivery has further down supply chain impacts as it takes longer for containers to be offloaded and returned.   Further, this global shipping crisis is forcing us to increase our inventory on-hand, which negatively impacts our working capital. Third party last mile shipping partners, such as UPS and Fedex, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic. In addition, we may also be adversely impacted by rising costs of the commodity raw materials used to produce our products. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, we have noticed changes to consumer buying habits which may have reduced demand for our products. As such, these impacts led us to  breach our Adjusted EBITDA covenant for the three months ended June 30, 2021 with our lender, High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA,

“High Trail”). As of the date of this Quarterly Report on Form 10-Q, we have secured a waiver from our lender, which will be effective upon us making certain cash payments to High Trail on August 9, 2021 and issuing shares of our common stock to High Trail by no later than August 11, 2021. See the disclosures in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information. Further, due to these crises, we have reduced our forecast for the next twelve months.  We are working on various action items to help improve our financial forecasts and allow us to navigate through these crises. These actions include, but are not limited to, new third party vendors for shipping containers, renegotiation of rates with third party last mile providers, the postponement or cancellation of some or all of our product launches and the reduction of fixed costs. As there can be no assurance that these action items along with our operating forecast for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that we will be able to maintain compliance with our Adjusted EBITDA covenant and liquidity covenants due to the timing of working capital as part of the waiver with its lender, these negative financial conditions raise substantial doubt about our ability to continue as a going concern.

We are in active conversations with our lender.  Management plans to continue to closely monitor our operating forecast and may pursue additional sources of financing and/or capital to fund our operations or to continue our merger and acquisition strategy.  If we are unable to improve our operating results, secure waivers from our lender, and/or obtain additional sources of financing and capital on acceptable terms (if at all) for our merger and acquisition strategy, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or otherwise significantly reduce the scope of our business.

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

Starting in second half of 2020, we have initiated an accretive acquisition strategy to acquire Amazon sellers. Competition for such acquisition targets is intense and we may be unable to acquire targets at attractive valuations or at all. While we believe the opportunity to make such acquisitions is significant, we can provide no assurance that our acquisitions will ultimately be accretive in the longer term and we may experience operational challenges with respect to such acquisitions. We have recently acquired several Amazon third-party sellers and we may be unable to sustain the level of financial performance relating to these acquisitions due to a variety of factors including changes in the competitive landscape of the product category and adverse actions of competing sellers. For example, our Truweo acquisition has experienced numerous “black hat” attacks from competitors which has caused the financial performance of that business to decline. Further, certain of these acquired third party sellers prior to our acquisition may have engaged in selling tactics that violated terms of service on the various marketplaces in which they operate. While we discontinue such practices, there can be no assurance that marketplaces will not take adverse action against these businesses, which could lead to reduced future financial performance. Due to the COVID-19 pandemic’s impact on the global supply chain, we intend to reduce the number of acquisitions we complete until the supply chain stabilizes.

Due to the COVID-19 pandemic’s impact on the global supply chain, we have increased our inventory on hand to avoid disruption in sales. The unpredictability of container availability, space on vessels and shipping lead times, as well as associated manufacturing lead time, requires us to secure more inventory than normal during each of a product’s phases (i.e., launch and sustain). Having more inventory on hand not only impacts our working capital but also requires us to increase our storage capacity (warehouse network), which of itself has a negative capital impact.

Further, due to the COVID-19 pandemic’s impact on the global supply chain, we will be temporarily pausing the launch of new products manufactured in Asia, which is currently the majority source of our product launches. The sharp increase in shipping cost has made our target competitive pricing difficult to achieve and current unpredictability of container availability makes it more difficult for us to  maintain the required inventory levels, which in turn makes the potential and profitable success of product launches even more difficult to achieve in this current environment.

We have significant operational exposure relating to the COVID-19 pandemic and the impact from this risk could have a material adverse impact on our business, financial condition, operating results and prospects.

The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments are taking, continue to evolve as of the date of this Quarterly Report on Form 10-Q. During the first half of 2021, we experienced negative impacts to our margins related to increased international freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand of goods being sold on ecommerce marketplaces. We have experienced, and expect to continue to experience, an increase in last-mile shipping costs as shipping providers’ delivery networks continue to be stressed due to increased demand from the increase of goods sold on ecommerce marketplaces. For example, in certain instances, we have been unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses or ship or sell products to customers, on a timely basis. During the fourth quarter of 2020 and first half of 2021, we have experienced production and shipment delays for certain of our products that could result in stock outs on the Amazon marketplace resulting in a decrease of net revenue. We also may be unable to forecast demand for our products during the pendency of this pandemic and we may experience a substantial decrease in the demand for our products, most of which are considered not essential. In addition, the majority of our personnel are currently working remotely which creates challenges in the way we operate our business, including with respect to the manner in which we ensure the quality of our products and meet our reporting obligations. Our ability to execute our operations could be impacted if any of our key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. At times we have preserved our liquidity and capital resources through various actions which included delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on our business, including our relationships with these vendors. For example, payment delays to certain of our manufacturing vendors in China during April 2020 had resulted in a temporary loss of availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our manufacturing vendors. Since late 2020, Sinosure has reinstated this insurance to levels that we believe are sufficient to fund our operations. In the future, we may not be able to maintain this insurance on a timely basis or at all, which would have a material impact on our working capital and our ability to fund our operations.

We are taking actions in an attempt to combat the increased prices, inventory shorts and other market pressures we are facing. There are no assurances that any of these steps will be effective or that we will be able to continue to take such actions over the coming months.

Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.  Our ability to forecast shipping costs, ability to procure inventory, and the COVID-19 pandemic continues to make near term consumer behavior patterns difficult to predict, therefore, we have withdrawn our 2021 net revenue and adjusted EBITDA guidance and cannot be certain if or when we will resume providing financial guidance. Additionally, with this uncertainty in our operating performance, we expect to be unable to remain in compliance with the terms of our existing loan agreements during 2021 and our inability to secure any future waivers from our lender could have an adverse impact on our business, prospects and financial condition and we may seek additional financing options. Further, if our lender accelerates our term loan, the lender has the right to receive payment in respect of principal and interest on the loan in shares of our common stock, which could lead to substantial dilution of your investment. Our lender may also increase the cost of capital of maintaining our loan, which could further impact our financial condition. The lender may also require us to reprice its existing warrants and such repricing could result in further dilution to our stockholders if the warrants are exercised. Any financing, if successful may be expensive and/or dilutive.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, we have noticed changes in consumer buying habits that may have reduced demand for our products. We continue to consider the impact of COVID-19 based on the assumptions and estimates used when preparing these consolidated financial statements, including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained.  If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our results of operations, financial position, and liquidity.

Our current acquisition strategy may be limited by our ability to raise the funding we need to continue to support our growth strategy.

We may not be able to continue to acquire the financing needed in order to pursue our current acquisition strategy. The success of our business depends, in part, on our ability to invest significant resources in research, development of our proprietary technology platform, and product development, including through acquisitions. As we continue to make investments to grow our business, we may require additional funds from investors secured through issuances of equity or convertible debt securities. The debt we incur, at times, in order to retain these funds may negatively impact our financial conditions or operating results and may require the use of warrants and contain other terms such as the payment of stock instead of cash in the event of a default, which could be dilutive to stockholders. Consequently, investors or lenders may determine that our debt to equity ratio is unfavorable to their lending strategy and decide to forego financing, which could adversely affect our future operating results and ability to sustain profitability. In addition, sellers of acquisition targets may expect a larger component of deal consideration to be paid in cash instead of our common stock.

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

We currently source all of the products we offer from third-party vendors and, as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the prices of our products, and we have no guarantees that prices will not rise. For example, in the first half of 2021, global prices for commodities such as plastic, aluminum, copper and steel have increased significantly. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. In a number of instances, we have not be able to pass increased costs on to customers, which has adversely affected our operating results. Moreover, in the event of a significant disruption in the supply of raw materials used in the manufacture of our products, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters, unforeseen public health crises, such as epidemics and pandemics, have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our products. As a result, our ability to receive inbound inventory efficiently and ship merchandise to clients has been negatively affected by such natural disasters, pandemics, labor disputes, acts of war or terrorism, and similar factors, whether occurring in the United States or internationally. For example, we receive and warehouse a portion of our inventory in California. If any such disaster were to impact this facility, our operations would be disrupted. In addition, these types of events could negatively impact consumer spending in the impacted regions. We rely on the business continuity plans of third parties to operate during natural disasters or pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans. The sourcing, manufacturing, importing or warehousing of our products could be significantly disrupted if a third-party does not have a business continuity plan or such business continuity plan does not adequately support our products or operations. Further capacity fluctuations driven by various factors such as seasonality, tariffs, fuel-related regulations affecting the shipping industry, hedging or other factors can cause importing delays, which can lead to volatility in ocean freight rates and availability, causing us to incur additional expense and adversely affecting our operating results. In addition, our third-party warehouse providers may not have sufficient capacity to store our goods or may seek to increase our pricing rates. Any delays, interruption, damage to or increased costs in the manufacture of the product we offer could result in higher prices to acquire the product or non-delivery of product altogether and could adversely affect our operating results.

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

We base our current and future expense levels primarily on our operating forecasts and estimates of sales. Sales and operating results are difficult to forecast because they generally depend on a number of factors including our ability to launch new products on a timely basis and to accurately predict the success of those launches, which are uncertain. Additionally, our business is affected by general economic, business and other conditions around the world, in particular in the U.S. and China. We may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in sales and operating results. If actual results differ from our estimates, our operating results and financial condition could be adversely impacted. In addition, during the second quarter of 2020, we began selling personal protective equipment (“PPE”) to state and local governments in the U.S. The market for PPE is volatile and unpredictable, and we have limited experience sourcing and selling PPE. While we may continue to sell PPE, we can provide no assurances that we will be successful in selling products to such state and local governments or to private businesses, that the products we deliver will be of sufficient quality, the correct specifications or the goods secured at all and our cash deposits refunded, or that we will receive timely payment from the customer. For example, we recently entered into a settlement agreement with a vendor who did not timely supply product to us or refund our deposit after failing to timely supply us with the product. Pursuant to such settlement agreement, the vendor agreed to make payments to us of $4.3 million in the aggregate in cash and product over the next six to nine months. Such vendor has defaulted on the settlement agreement and we have taken a loss on this transaction. While we intend to pursue legal action to recoup these funds, we can provide no assurance that we will be able to do so in a timely manner or at all. In addition, any failure in successfully delivering product to state and local governments may harm our business relationships with these state and local governments, our product manufacturers and ultimately our reputation.

We may not be able to sustain our revenue growth rate.

Our recent revenue growth should not be considered indicative of our future performance. Specifically, our net revenue increased by 14% for the three months ended June 30, 2021 compared to 2020 and by 36% for the six months ended June 30, 2021 compared to 2020. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include our inability to successfully launch new products that reach our sustain phase and to keep those products in the sustain phase or to grow our PaaS business, as well as the maturation of our business. Our revenue growth rates may also slow in future periods to the extent we are unable to identify and complete acquisitions, or are unable to maintain or grow revenues from such businesses after closing. We can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

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

As we continue to make investments, while balancing the need to achieve profitability, to support our business growth we may require additional funds to maintain, grow and respond to business challenges. Accordingly, we need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, we expect our existing stockholders to suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to raise sufficient equity or equity-like capital without first seeking stockholder approval, which could limit our ability to complete such transaction, or to complete such transaction on a timely basis. Any debt financing secured by us in the future would require the consent of our existing lenders, and also could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to maintain, grow and respond to business challenges and opportunities would be significantly limited, and our business and prospects could fail or be adversely affected. If we require additional borrowings in order to achieve continued growth, but are unable to satisfy conditions required by High Trail, we can provide no assurance that we will be able to access borrowings on terms that will be acceptable to us, or that we would be able to refinance the High Trail term loans, on terms acceptable to us, or at all. In addition, if we were to breach our existing term loans with High Trail, High Trail could exercise remedies against us which could result in our having to prepay our existing loans earlier than required and could result in significant dilution to stockholders. See the risk factor “Due to the impact of the COVID-19 pandemic and related global shipping crisis, our management has expressed substantial doubt about our ability to continue as a going concern.” above and the disclosures in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

We currently do not have an effective shelf registration statement on Form S-3 filed with the SEC. As further discussed in the risk factor “As a result of our failure to timely file certain financial statements relating to the Smash Assets, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.” in our Annual Report on Form 10-K, we are not currently permitted to use our existing registration statements on Form S-3. Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the earliest we would regain the ability to use Form S-3 is May 2022. At that time, we may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. In the interim, we intend to complete public offerings through the use of a Form S-1 registration statement and through privately placed financings and as a result we could experience a higher cost of capital and shareholders may experience increased dilution.

The terms of our outstanding term loans contain restrictive covenants that may limit our operating flexibility.

On April 8, 2021, we entered into a securities purchase and exchange agreement with High Trail SA and High Trail ON, pursuant to which, among other things, we issued and sold to High Trail, in a private placement transaction (i) senior secured promissory notes in an aggregate principal amount of $110,000,000 (the “April 2021 Notes”) that accrue interest at a rate of 8% per annum and mature on April 8, 2024, and (ii) warrants to purchase up to an aggregate of 2,259,166 shares of our common stock in exchange for: (a) a cash payment by High Trail to us of $57.7 million, (b) that certain senior secured promissory note in an aggregate original principal amount of $43.0 million issued by us to High Trail SA in December 2020, and (c) that certain senior secured promissory note in an aggregate original principal amount of $16.5 million issued by us to High Trail ON in February 2021. The April 2021 Notes contain affirmative and restrictive covenants that limit our operating ability including to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. In addition, the April 2021 Notes are secured by all of our assets, and the April 2021 Notes require us to satisfy certain covenants, including achieving certain adjusted EBITDA amounts. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in the April 2021 Notes or to refinance them would adversely affect our business. Further, at any time, if we violate the terms of the April 2021 Notes or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects, and could also result in dilution to our stockholders in the event we are required to pay back the April 2021 Notes using our common stock. For example, as of June 30, 2021, we failed to achieve our Adjusted EBITDA covenants with our lender and subsequently obtained a waiver.  With the waiver, High Trail waived the events of default relating to our failure to satisfy the Adjusted EBITDA covenant under the April 2021 Notes, effective upon the payment in cash of $10.1 million of the Current Event of Default Acceleration Amount and the issuance of the shares of our common stock for the remaining $11.7 million of the Current Event of Default Acceleration Amount. We are paying High Trail an aggregate of $10.1 million in cash on August 9, 2021 and will, in accordance with the April 2021 Notes and the letter agreements we entered into with High Trail in connection with the waiver, pay the remaining $11.7 million of the Current Event of Default Acceleration Amount by issuing shares of common stock (with the number of shares calculated as described above) by August 11, 2021.  Further, pursuant to such letter agreements with High Trail (i) we agreed to increase the minimum cash threshold covenant in the April 2021 Notes from $15.0 million to $30.0 million through October 31, 2021; (ii) we agreed to add a liquidity covenant to the April 2021 Notes whereby we must have liquidity, on each day through October 31, 2021, calculated as (A) inventory, net, plus (B) accounts receivable, net (each determined in accordance with GAAP) in an aggregate minimum amount equal to $65.0 million less (C) any amount of cash and cash equivalents in excess of $300. million; (iii) the definition of “Permitted Investment” in the April 2021 Notes was modified such that the consent of High Trail is now required for certain merger and acquisition activity;  (iv) we agreed that the exercise prices of the following warrants to purchase shares of our common stock previously issued to High Trail will be modified to be equal to the lesser of: (X) the closing price of our common stock on August 9, 2021 or (Y) the VWAP of our common stock on August 9, 2021: (1) that certain warrant to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $33.56 issued on February 2, 2021; (2) that certain warrant to purchase an aggregate of 469,931 shares of our common stock an exercise price of $25.10 issued on February 9, 2021; and (3) those certain warrants to purchase an aggregate of 2,259,166 shares of our common stock with an exercise price of $31.74 issued on April 8, 2021; (v) High Trail agreed that it will not exercise the foregoing warrants prior to the day that is 60 days after a registration statement registering for resale the 2,666,667 shares of common stock we issued on June 15, 2021 is declared effective; and (vi) if, at any time on or after January 7, 2022, High Trail is unable to exercise such warrants due to the agreement described in clause (v), we agreed to pay High Trail, as liquidated damages, a cash payment that will be equal to (a) the weighted average price of our common stock on the date High Trail seeks to exercise any such warrants, minus the then-current exercise price of such warrants, multiplied by (b) the number of shares subject to the warrants that it then desires to exercise. See the disclosures in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information.

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

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $8.34 to $47.66 per share from January 4, 2021 to August 4, 2021.The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

Furthermore, in recent years, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, and technology companies in particular. These fluctuations often have been unrelated or disproportionate to the operating performance of those companies. These broad market and industry fluctuations, as well as general economic, political and market conditions such as recessions, interest rate changes or international currency fluctuations, may negatively impact the market price of our common stock. In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could also have a material impact on our business, results of operations and financial condition. For example, on May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate naming us, Yaniv Sarig, and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Jeff Coon against the same defendants. Both complaints assert violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding our business, operations and prospects, specifically regarding (1) our acquisitions of certain e-commerce business brands from 9830 Macarthur LLC, ZN Direct LLC, and Reliance Equities Group, LLC (as announced on December 1, 2020) and from Healing Solutions, LLC (as announced on February 2, 2021); (2) our organic growth; (3) our AIMEE software; and (4) our marketing practices. Several stockholders and their respective counsel have sought consolidation of the two actions and appointment as lead plaintiff and class counsel, respectively. The Court has yet to act on those motions. We intend to vigorously defend against these actions. However, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action. Accordingly, we have not accrued any liability associated with this action. In addition, in connection with our most recent private equity offering in June 2021, we were required to pay liquidated damages for failing to timely file a resale registration statement covering the shares of common stock issued in connection with that offering.

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

We expect to continue to issue shares of our common stock in connection with acquisitions which could result in substantial dilution in the event such acquisitions are not accretive. In connection with the acquisition of the Smash Assets, we issued 4,220,000 shares of common stock, which we agreed to register for resale with the SEC. In connection with the acquisition of certain assets of Healing Solutions, LLC, we issued 1,387,759 shares of common stock, which we agreed to register for resale with the SEC. In addition, pursuant to a letter agreement with High Trail SA entered into on February 8, 2021, as amended, we agreed to prepare and file by June 30, 2021 a registration statement with the SEC for the purpose of registering for resale 980,000 shares of common stock issued to High Trail SA pursuant to the exercise of a warrant and 1,884,133 shares of common stock underlying a warrant issued to High Trail SA. Further, on April 8, 2021, pursuant to a letter agreement with High Trail, we agreed to prepare and file by June 30, 2021 a registration statement with the SEC for the purpose of registering for resale 130,000 shares of common stock issued to High Trail SA. On April 8, 2021, in connection with the issuance of the April 2021 Notes, we agreed to prepare and file by June 30, 2021 a registration statement with the SEC for the purpose of registering for resale 2,259,166 shares of common stock underlying warrants issued to High Trail. We filed a registration statement registering for resale all of the foregoing shares on May 28, 2021, and such registration statement was declared effective on June 15, 2021, which resulted in such shares becoming freely tradable without restriction under the Securities Act, subject to certain other conditions. Any sale of these shares could have a materially adverse effect on the trading price of our common stock.

We have also agreed to file a registration statement registering for resale the 2,666,667 shares of common stock we issued in a private placement financing that closed in June 2021.Registration of these shares under the Securities Act will result in such shares becoming freely tradable without restriction under the Securities Act, subject to certain other conditions. Any sale of these shares could have a materially adverse effect on the trading price of our common stock. Further, in connection with our most recent waiver with our lender, we are required to reduce the exercise prices of the warrants previously issued to such lender and we can provide no assurance that we may not be required to further reduce those exercise prices in connection with any future defaults under our existing term loan (see the disclosures in Part II, Item 5 of this Quarterly Report on Form 10-Q for additional information). Any sale of these shares could have a materially adverse effect on the trading price of our common stock.

We have not yet filed a resale registration statement as required under the terms of the securities purchase agreement entered into in connection with our June 2021 private placement financing and have paid and will owe additional liquidated damages until such registration statement is filed.

On June 10, 2021, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain accredited investors identified on the signature pages to the Purchase Agreement (collectively, the “Investors”) pursuant to which, among other things, we issued and sold to the Investors, in a private placement transaction (the “Private Placement”), an aggregate of 2,666,667 shares of our common stock to the Investors at an offering price of $15.00 per share. Pursuant to the Purchase Agreement, we agreed that if we did not file a registration statement (the “Registration Statement”) with the SEC for the purpose of registering for resale all of the 2,666,667 shares issued pursuant to the Private Placement by July 15, 2021, we would pay to the Investors, on July 15, 2021 and on each monthly anniversary thereafter (with such damages applying on a daily pro rata basis for any portion of a month), as partial liquidated damages, an aggregate of $0.6 million (subject to an aggregate cap, inclusive of any amounts payable as described in the next paragraph, of $4.0 million). We did not file the Registration Statement by July 15, 2021 and, as of the date of this Quarterly Report on Form 10-Q, have not yet filed the Registration Statement, and therefore paid the Investors an aggregate of $0.6 million in July 2021 and continue to accrue liquidated damages until such time as the Registration Statement is filed.

Pursuant to the Purchase Agreement, we also agreed that if the Registration Statement is not declared effective by September 13, 2021, we will pay to the Investors, on September 13, 2021 and on each monthly anniversary thereafter (with such damages applying on a daily pro rata basis for any portion of a month), as partial liquidated damages, an aggregate of $0.6 million (subject to an aggregate cap, inclusive of any liquidated damages paid or payable as a result of our failure to file the Registration Statement by July 15, 2021, of $4.0 million). To the extent we are not able to have the Registration Statement declared effective by September 13, 2021, we will be required to pay additional liquidated damages to the Investors until such time as the Registration Statement is declared effective.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of August 4, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially own approximately 32.55% of our common stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. Additionally, these stockholders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. This control may materially adversely affect the market price of our common stock. In addition, as further described below, we have entered into voting agreements with a number of parties in connection with our initial public offering and in connection with acquisition transactions. We may elect to release one or more parties from voting agreements which could also limit your ability to influence corporate matters for the foreseeable future.

MV II, LLC, Dr. Larisa Storozhenko and Mr. Maximus Yaney (collectively, the “Designating Parties”) have entered into a voting agreement with us (the “Restated Voting Agreement”), pursuant to which each of the Designating Parties agreed to relinquish the right to vote their shares of capital stock of, and any other equity interest in, us (collectively, the “Voting Interests”) by granting our board of directors the sole right to vote all of the Voting Interests as the Designating Parties’ proxyholder. The Voting Interests include all shares of our common stock currently held by the Designating Parties, as well as any of our securities or other equity interests acquired by the Designating Parties in the future. Pursuant to the proxy granted by the Designating Parties, our board of directors is required to vote all of the Voting Interests in direct proportion to the voting of the shares and equity interests voted by all holders other than the Designating Parties. The proxy granted by the Designating Parties under the Restated Voting Agreement is irrevocable. In addition, the Restated Voting Agreement proxyholder may not be changed unless we receive the prior approval of The Nasdaq Stock Market LLC.

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

The SEC rules required us to file certain financial statements relating to the Smash Assets (the “Smash Financial Statements”) no later than February 16, 2021. We filed such financial statements on May 14, 2021. As a result of our failure to timely file the Smash Financial Statements, we are not currently permitted to use our existing registration statement on Form S-3. As a consequence, absent a waiver of the Form S-3 eligibility requirements, we are not permitted to sell all of the amount of our common stock or other securities we could otherwise sell, which could adversely affect our ability to run our operations and progress our product development programs. We also will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

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

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, for example because we have withdrawn and temporarily ceased providing financial guidance in light of global supply chain crisis and the COVID-19 pandemic, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

High Trail Letter Agreements and Omnibus Amendment

On August 9, 2021, pursuant to those certain Letter Agreements entered into between us and High Trail with respect to each of the April 2021 Notes (collectively, the “Letter Agreements”), High Trail notified us that High Trail declared an event of default under the April 2021 Notes as a result of our Adjusted EBITDA (as defined in the April 2021 Notes) not being equal to at least $12 million for the 12 month period ended June 30, 2021 and further notified us that High Trail immediately accelerated a total of $18.7 million of the principal amount of the April 2021 Notes, requiring us to immediately pay $21.8 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021 Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (the “Current Event of Default Acceleration Amount”).

Pursuant to the Letter Agreements, we agreed, among other things, to pay the Current Event of Default Acceleration Amount in cash by August 9, 2021 and that any portion not paid in cash would be paid in shares of our common stock under the terms of the April 2021 Notes, with the number of shares issuable equal to the unpaid Current Event of Default Acceleration Amount divided by 80% of the lesser of (i) the Daily VWAP (as defined in the April 2021 Notes) on August 9, 2021 and (ii) the average of the lowest two (2) Daily VWAPs during the ten (10) day VWAP trading period ending on August 9, 2021.

Pursuant to the Letter Agreements, High Trail waived the events of default relating to our failure to satisfy the Adjusted EBITDA covenant under the April 2021 Notes, effective upon the payment in cash of $10.1 million of the Current Event of Default Acceleration Amount and the issuance of the shares of our common stock for the remaining $11.7 million of the Current Event of Default Acceleration Amount. We are paying High Trail an aggregate of $10.1 million in cash on August 9, 2021 and will, in accordance with the April 2021 Notes and the Letter Agreements, pay the remaining $11.7 million of the Current Event of Default Acceleration Amount by issuing shares of common stock (with the number of shares calculated as described above) by August 11, 2021.

In connection with the Letter Agreements, on August 9, 2021, we also entered into an Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Omnibus Amendment”), whereby: (i) we agreed to increase the minimum cash threshold covenant in the April 2021 Notes from $15.0 million to $30.0 million through October 31, 2021; (ii) we agreed to add a liquidity covenant to the April 2021 Notes whereby we must have liquidity, on each day through October 31, 2021, calculated as (A) inventory, net, plus (B) accounts receivable, net (each determined in accordance with GAAP) in an aggregate minimum amount equal to $65.0 million less (C) any amount of cash and cash equivalents in excess of $30.0 million; (iii) the definition of “Permitted Investment” in the April 2021 Notes was modified such that the consent of High Trail is now required for certain merger and acquisition activity; (iv) we agreed that the exercise prices of the following warrants to purchase shares of our common stock previously issued to High Trail will be modified to be equal to the lesser of: (X) the closing price of our common stock on August 9, 2021 or (Y) the VWAP of our common stock on August 9, 2021: (1) that certain warrant to purchase an aggregate of 750,000 shares of our common stock with an exercise price of $33.56 issued on February 2, 2021; (2) that certain warrant to purchase an aggregate of 469,931 shares of our common stock an exercise price of $25.10 issued on February 9, 2021; and (3) those certain warrants to purchase an aggregate of 2,259,166 shares of our common stock with an exercise price of $31.74 issued on April 8, 2021 ((1) through (3), collectively, the “Warrants”); (v) High Trail agreed that it will not exercise the Warrants prior to the day that is 60 days after a registration statement registering for resale the 2,666,667 shares of common stock we issued on June 15, 2021 is declared effective; and (vi) if, at any time on or after January 7, 2022, High Trail is unable to exercise the Warrants due to the agreement described in clause (v), we agreed to pay High Trail, as liquidated damages, a cash payment that will be equal to (a) the weighted average price of our common stock on the date High Trail seeks to exercise any such Warrants, minus the then-current exercise price of such Warrants, multiplied by (b) the number of shares subject to the Warrants that it then desires to exercise.

The foregoing description of the Letter Agreements and the Omnibus Amendment is not complete and is qualified in its entirety by reference to the full text of the Letter Agreements and the Omnibus Amendment, copies of which will be filed with a Current Report on Form 8-K or our Quarterly Report on Form 10-Q for the quarter ending September 30, 2021.

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
2.1†	Asset Purchase Agreement, dated May 5, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC	8-K	001-38937	5/11/ 2021	2.1

2.2†	Stock Purchase Agreement, dated May 5, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir	8-K	001-38937	5/11/ 2021	2.2

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38937	4/30/2021	3.1

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38937	4/30/2021	3.2

3.4	Second Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	4/30/2021	3.3

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.4	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.5	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.6	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.7	Form of Warrant to Purchase Common Stock, dated February 2, 2021.	8-K	001-38937	2/3/2021	4.2

4.8	Amendment to Warrant to Purchase Common Stock, dated as of February 2, 2021.	8-K	001-38937	2/3/2021	4.4

4.9	Form of Warrant to Purchase Common Stock (Penny Warrant), dated February 9, 2021.	8-K	001-38937	2/9/2021	4.1

4.10	Form of Warrant to Purchase Common Stock, dated February 9, 2021.	8-K	001-38937	2/9/2021	4.2

4.11	Amendment to Warrant to Purchase Common Stock, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.5

4.12	Form of Senior Secured Note due 2024.	8-K	001-38937	4/9/2021	4.1

4.13	Form of Warrant to Purchase Common Stock, dated April 8, 2021.	8-K	001-38937	4/9/2021	4.2

4.14	Amendment to Warrant to Purchase Common Stock issued on February 2, 2021, dated as of April 8, 2021.	8-K	001-38937	4/9/2021	4.3

4.15	Amendment to Warrant to Purchase Common Stock issued on February 8, 2021 (Penny Warrant), dated as of April 8, 2021.	8-K	001-38937	4/9/2021	4.4

4.16	Amendment to Warrant to Purchase Common Stock issued on February 8, 2021, dated as of April 8, 2021.	8-K	001-38937	4/9/2021	4.5

10.1+	Letter Agreement, dated April 8, 2021, by and among Mohawk Group Holdings, Inc., High Trail Investments SA LLC and High Trail Investments ON LLC.	8-K	001-38937	4/9/2021	10.1

10.2+	Securities Purchase and Exchange Agreement, dated as of April 8, 2021, by and among Mohawk Group Holdings, Inc., High Trail Investments SA LLC and High Trail Investments ON LLC.	8-K	001-38937	4/9/2021	10.2
10.3	Amendment of Securities Purchase Agreements, dated as of April 8, 2021, by and among Mohawk Group Holdings, Inc., High Trail Investments SA LLC and High Trail Investments ON LLC.	8-K	001-38937	4/9/2021	10.3

10.4	Voting and Standstill Agreement, dated May 5, 2021, by and between the Registrant and Squatty Potty, LLC.	8-K	001-38937	5/11/2021	10.1

10.5+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Bernie Kropfelder.	8-K	001-38937	5/11/2021	10.2

10.6+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Tani Alger.	8-K	001-38937	5/11/2021	10.3

10.7+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Jeff Ela.	8-K	001-38937	5/11/2021	10.4

10.8+	Transition Services Agreement, dated May 5, 2021, by and between Squatty Potty, LLC and Truweo, LLC.	8-K	001-38937	5/11/2021	10.5

10.9	Shareholder Agreement, dated May 5, 2021, by and between the Registrant and Josef Eitan.	8-K	001-38937	5/11/2021	10.6

10.10	Shareholder Agreement, dated May 5, 2021, by and between the Registrant and Ran Nir.	8-K	001-38937	5/11/2021	10.7

10.11	Form of Securities Purchase Agreement, dated June 10, 2021, by and among Aterian, Inc. and the Investors identified on the signature pages to the Securities Purchase Agreement.	8-K	001-38937	6/16/ 2021	10.1

10.12	Placement Agent Agreement, dated June 10, 2021, by and among Aterian, Inc. and A.G.P./Alliance Global Partners.	8-K	001-38937	6/16/ 2021	10.2

10.13*	Omnibus First Amendment to Senior Secured Notes Due 2024, dated May 19, 2021, by and among Aterian, Inc., High Trail Investments ON LLC and High Trail Investments SA LLC.

10.14*	Lock-Up Agreement, dated as of May 31, 2021, by and between the Registrant and Asher Delug.

10.15*	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between the Registrant and Healing Solutions LLC.

10.16*	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between the Registrant and 9830 Macarthur LLC.

10.17*	Lock-Up Agreement, dated as of May 31, 2021, by and between the Registrant and Yaniv Sarig.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.

**	Furnished herewith.
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

ATERIAN, INC.

Date: August 9, 2021	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2021	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Financial Officer (Principal Accounting and Financial Officer)