Form 10-K/A
period 2020-12-31
Aterian, Inc.
filed 2021-09-24
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 2)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2020 (the last trading day of the registrant’s second fiscal quarter of 2020), was approximately $86.9 million.

The number of shares of Registrant’s Common Stock outstanding as of April 26, 2021 was 30,623,213.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Aterian, Inc. (the “Company”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021 (the “Original Form 10-K”) and was further amended by Amendment No. 1 thereto filed with the SEC on April 29, 2021 (“Amendment No. 1”).

The Company is filing this Amendment solely to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-K.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Original Form 10-K or Amendment No. 1. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Original Form 10-K or Amendment No. 1, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-K or Amendment No. 1. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and Amendment No. 1.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits

The following exhibits are filed with this Amendment No. 2 to the Company’s Annual Report on Form 10-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-38937	9/24/2021	3.1

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	10-K	001-38937	9/24/2021	3.1

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ATERIAN, INC.

Date: September 24, 2021	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: September 24, 2021	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Financial Officer (Principal Accounting and Financial Officer)

4