Form 10-Q/A
period 2021-03-31
Aterian, Inc.
filed 2021-09-24
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed by Aterian, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on May 11, 2021 (the “Original Form 10-Q”).

The Company is filing this Amendment solely to correct an inadvertent omission of certain language from paragraph 4 of the certification of its Chief Executive Officer filed as Exhibit 31.1 and the certification of its Chief Financial Officer filed as Exhibit 31.2 to the Original Form 10-Q.

Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures in the Original Form 10-Q. Other than as specifically stated herein, this Amendment continues to speak as of the date of the Original Form 10-Q, and the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Form 10-Q. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q.

Item 6. Exhibits. The following exhibits are filed with this Amendment No. 1 to the Company’s Quarter Report on Form 10-Q:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	10-Q	001-38937	9/24/2021	3.1

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.	10-Q	001-38937	9/24/2021	3.1

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

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

3