Form 10-Q/A
period 2021-06-30
Aterian, Inc.
filed 2021-09-24
CIK 1757715

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

EXPLANATORY NOTE

This Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”) is being filed by Aterian, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on August 9, 2021 (the “Original Form 10-Q”).

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

Item 6. Exhibits. The following exhibits are filed with this Amendment No.1 to the Company’s Quarterly Report on Form 10-Q:

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