Form 10-Q
period 2021-09-30
Aterian, Inc.
filed 2021-11-09
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 4, 2021, the registrant had 53,528,757 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	the potential impact of the COVID-19 global pandemic on our business, revenue and financial condition, including our supply chain and our operations;
•	our expectation that consumer spending will continue to shift online, and that such shift will continue even after the COVID-19 global pandemic ends;
•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve, sustain and grow profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies, including potential acquisitions;
•	our ability to continue as a going concern;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Marketplace e-Commerce Engine) software platform;
•	our ability to successfully launch new products, including our ability to successfully manage supply chain risks;
•	our ability to identify, complete and integrate merger and acquisition transactions;
•	our ability to successfully execute and grow net revenue and profitability from sales of personal protective equipment (“PPE”);
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our estimated total addressable market, including for potential acquisitions;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with laws and regulations applying to our business, including new or modified laws and regulations;
•	our ability to attract and retain key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2020	September 30, 2021
ASSETS
CURRENT ASSETS:
Cash	$26,718	$37,470
Accounts receivable—net	5,747	9,292
Inventory	31,582	71,273
Prepaid and other current assets	11,111	12,831
Total current assets	75,158	130,866
PROPERTY AND EQUIPMENT—net	169	1,299
GOODWILL—net	47,318	118,619
OTHER INTANGIBLES—net	31,460	67,355
OTHER NON-CURRENT ASSETS	3,349	3,546
TOTAL ASSETS	$157,454	$321,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$12,190	$—
Accounts payable	14,856	24,640
Term loan	21,600	—
Seller notes	16,231	8,827
Contingent earn-out liability	1,515	14,886
Accrued and other current liabilities	8,340	18,177
Total current liabilities	74,732	66,530
OTHER LIABILITIES	1,841	379
CONTINGENT EARN-OUT LIABILITY	21,016	16,667
TERM LOANS	36,483	25,454
Total liabilities	134,072	109,030
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 27,074,791 shares outstanding at December 31, 2020; 500,000,000 shares authorized and 50,049,660 shares outstanding at September 30, 2021	3	5
Additional paid-in capital	216,305	635,296
Accumulated deficit	(192,935)	(422,350)
Accumulated other comprehensive income (loss)	9	(296)
Total stockholders’ equity	23,382	212,655
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,454	$321,685

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
NET REVENUE	$58,783	$68,121	$144,212	$184,446
COST OF GOODS SOLD	30,688	33,946	78,218	91,464
GROSS PROFIT	28,095	34,175	65,994	92,982
OPERATING EXPENSES:
Sales and distribution	18,944	32,337	51,472	96,716
Research and development	1,846	2,767	6,578	7,220
General and administrative	7,199	10,843	23,554	31,807
Change in fair value of contingent earn-out liabilities	—	(4,245)	—	(11,949)
TOTAL OPERATING EXPENSES:	27,989	41,702	81,604	123,794
OPERATING INCOME (LOSS)	106	(7,527)	(15,610)	(30,812)
INTEREST EXPENSE—net	934	2,786	3,120	11,877
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	—	1,360	—	3,254
LOSS ON EXTINGUISHMENT OF DEBT	—	106,991	—	136,763
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	—	(8,134)	—	26,455
LOSS ON INITIAL ISSUANCE OF WARRANT	—	—	—	20,147
OTHER EXPENSE (INCOME)	(23)	5	(4)	43
LOSS BEFORE INCOME TAXES	(805)	(110,535)	(18,726)	(229,351)
PROVISION FOR INCOME TAXES	—	21	46	64
NET LOSS	$(805)	$(110,556)	$(18,772)	$(229,415)
Net loss per share, basic and diluted	$(0.05)	$(3.13)	$(1.18)	$(7.55)
Weighted-average number of shares outstanding, basic and diluted	17,090,050	35,359,999	15,903,517	30,383,375

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
NET LOSS	$(805)	$(110,556)	$(18,772)	$(229,415)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(19)	(259)	(28)	(305)
Other comprehensive loss	(19)	(259)	(28)	(305)
COMPREHENSIVE LOSS	$(824)	$(110,815)	$(18,800)	$(229,720)

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	For the Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income/(Loss)	Equity
BALANCE—July 1, 2020	17,763,164	2	152,948	(147,776)	48	5,222
Net loss	—	—	—	(805)	—	(805)
Issuance of 3,860,710 shares of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,860,710	—	23,416	—	—	23,416
Stock-based compensation	—	—	4,582	—	—	4,582
Issuance of 10,000 shares of restricted common stock on July 13, 2020	10,000	—	49	—	—	49
Issuance of 95,500 shares of restricted common stock on July 20, 2020	95,500	—	—	—	—	—
Issuance of 22,700 shares of restricted common stock on September 30, 2020	22,700	—	—	—	—	—
Issuance of 25,000 warrants on August 18, 2020	—	—	204	—	—	204
Issuance of 90,000 shares of restricted common stock on August 10, 2020	90,000	—	760	—	—	760
Exercise of stock options	2,870	—	12			12
Other comprehensive loss	—	—	—	—	(19)	(19)
BALANCE—September 30, 2020	21,844,944	$2	$181,971	$(148,581)	$29	$33,421

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—July 1, 2021	35,734,767	$3	$487,605	$(311,794)	$(37)	$175,777
Net loss	—	—	—	(110,556)	—	(110,556)
Issuance of common stock to High Trail	12,154,161	2	125,562	—	—	125,564
Reclassification of warrants to equity	—	—	17,065	—	—	17,065
Reclassification of warrants to liability	—	—	(21,260)	—	—	(21,260)
Issuance of shares of restricted common stock	125,055	—	—	—	—	—
Issuance of common stock related to exercise of warrants	1,879,368	—	—	—	—	—
Forfeiture of shares of restricted common stock	(22,026)	—	—	—	—	—
Fair value of warrant modification on extinguishment	—	—	17,399	—	—	17,399
Exercise of stock options	32,927	—	—	—	—	—
Issuance of RSU issued to consultant	145,408	—	1,043	—	—	1,043
Stock-based compensation expense	—	—	7,882	—	—	7,882
Other comprehensive loss	—	—	—	—	(259)	(259)
BALANCE—September 30, 2021	50,049,660	$5	$635,296	$(422,350)	$(296)	$212,655

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

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

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share data)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—January 1, 2021	27,074,791	$3	$216,305	$(192,935)	$9	$23,382
Net loss	—	—	—	(229,415)	—	(229,415)
Issuance of common stock upon exercise of stock option grants	1,011,422	—	8,749	—	—	8,749
Issuance of common stock related to exercise of warrants	2,926,508	—	40,284	—	—	40,284
Issuance of common stock in connection with acquisition of Healing Solutions assets	1,387,759	—	39,454	—	—	39,454
Issuance of restricted stock awards	254,104	—	4,412	—	—	4,412
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of common stock to High Trail	12,284,161	2	129,618	—	—	129,620
Reclassification of warrants to equity	—	—	97,088	—	—	97,088
Reclassification of warrants to liability	—	—	(21,260)	—	—	(21,260)
Warrant modification on extinguishment	—	—	17,399	—	—	17,399
Issuance of shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of shares of restricted common stock	2,020,697	—	—	—	—	—
Forfeiture of shares of restricted common stock	(280,997)	—	—	—	—	—
Stock-based compensation expense	—	—	16,421	—	—	16,421
Other comprehensive loss	—	—	—	—	(305)	(305)
BALANCE—September 30, 2021	50,049,660	$5	$635,296	$(422,350)	$(296)	$212,655

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2021
OPERATING ACTIVITIES:
Net loss	$(18,772)	$(229,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	179	4,757
Provision for sales returns	77	398
Amortization of deferred financing costs and debt discounts	914	7,730
Stock-based compensation	17,472	21,330
Gain from increase of contingent earn-out liability fair value	—	(11,949)
Loss in connection with the change in warrant fair value	—	26,455
Loss on initial issuance of warrant	—	20,147
Loss extinguishment of High Trail December 2020 and February 2021 Term Loan	—	28,240
Loss extinguishment of High Trail April 2021 Term Loan	—	106,991
Loss extinguishment of Credit Facility	—	1,532
Loss from derivative liability discount related to term loan	—	3,254
Allowance for doubtful accounts and other	5	4,597
Changes in assets and liabilities:
Accounts receivable	(7,492)	(3,765)
Inventory	17,235	(27,531)
Prepaid and other current assets	(320)	(7,219)
Accounts payable, accrued and other liabilities	(1,698)	13,999
Cash provided by (used in) operating activities	7,600	(40,449)
INVESTING ACTIVITIES:
Purchase of fixed assets	(33)	(14)
Purchase of Truweo assets	(14,032)	—
Purchase of Healing Solutions assets	—	(15,250)
Purchase of Photo Paper Direct, net of cash acquired	—	(10,583)
Purchase of Squatty Potty assets	—	(19,040)
Cash used in investing activities	(14,065)	(44,887)
FINANCING ACTIVITIES:
Proceeds from warrant exercise	—	9,051
Proceeds from cancellation of warrant	—	16,957
Proceeds from equity offering, net of issuance costs	23,416	36,735
Proceeds from exercise of stock options	12	8,749
Repayment of note payable related to Aussie Health acquisition	(207)	—
Repayments on note payable to Smash	—	(9,254)
Taxes paid related to net settlement upon vesting of restricted common stock	(112)	—
Borrowings from MidCap credit facility	99,508	14,630
Repayments from MidCap credit facility	(108,278)	(28,274)
Repayments from Horizon term loan	(1,000)	—
Deferred financing costs from MidCap credit facility	—	(151)
Repayments for High Trail December 2020 Note and February 2021 Note	—	(59,500)
Repayments for High Trail April 2021 Note	—	(10,139)
Borrowings from High Trail February 2021 Note and warrants	—	14,025
Borrowings from High Trail April 2021 Note and warrants	—	110,000
Debt issuance costs from High Trail February 2021 Note	—	(1,462)
Debt issuance costs from High Trail April 2021 Note	—	(2,202)
Deferred offering costs	(139)	—
Insurance obligation payments	(2,357)	(2,329)
Insurance financing proceeds	2,660	2,424
Payment for Squatty earnout	—	(3,988)
Capital lease obligation payments	(4)	—
Cash provided by financing activities	13,499	95,272
EFFECT OF EXCHANGE RATE ON CASH	3	(434)
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	7,037	9,502
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,789	30,097
CASH AND RESTRICTED CASH AT END OF PERIOD	$37,826	$39,599
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$37,385	$37,470
RESTRICTED CASH—Prepaid and other assets	312	2,000
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$37,826	$39,599

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$2,321	$4,989
Cash paid for taxes	$45	$41
Non-cash consideration paid to contractors	$1,013	$4,032
Modification of warrants between equity and liability	$—	$75,826
Non-cash barter exchange of inventory for advertising credits	$889	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Note payable on acquisition of Truweo	$2,455	$—
Original issue discount	$—	$2,475
Fair value of contingent consideration	$—	$20,971
Discount of debt relating to warrants issuance	$—	$50,695
Notes Payable of acquisition	$—	$16,550
Issuance of common stock in connection with Healing Solutions and Photo Paper Direct acquisitions	$—	$50,529
Issuance of common stock - debt repayment	$—	$125,562

See notes to condensed consolidated financial statements.

Aterian, Inc.

Notes to condensed consolidated financial statements

For the Three and Nine Months Ended September 30, 2020 and 2021 (Unaudited)

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

Equity Raise—On June 10, 2021, the Company entered into a Securities Purchase Agreement with certain accredited investors (collectively, the “Investors”) pursuant to which, among other things, the Company issued and sold to the Investors, in a private placement transaction, an aggregate of 2,666,667 shares of common stock, of the Company (the “Shares”), at an offering price of $15.00 per Share, with proceeds to the Company, net of offering costs, of $36.7 million.

Debt Repayment— On August 9, 2021, the Company’s lender, High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”) notified the Company that High Trail declared an event of default under the April 2021 Notes (as defined in Note 6) as a result of the Company’s failure to maintain Adjusted EBITDA as required under the terms of the Company’s debt arrangements with High Trail. On September 22, 2021, the Company reached an agreement with High Trail to pay down and amend its outstanding secured term debt (see Note 6).

Going Concern—The Company has been impacted by the impact of the COVID-19 pandemic and related global supply chain disruptions.  Together these have led to substantial increases in the costs of its supply chain, in particular, shipping containers, which the Company relies on to import its goods, and have reduced the reliability and timely delivery of such shipping containers and substantially increased the Company’s last mile shipping costs on its oversized goods. These cost increases have been particularly substantial for oversized goods, which are a material part of the Company’s business.  The increased cost in our supply chain has negatively impacted the Company in the three months ended September 30, 2021, and the Company believes it will continue to negatively impact the Company for at least the next six to nine months. The reduced reliability and delivery of such shipping containers is forcing the Company to spend more on premium shipping to ensure goods are delivered, if at all, and the lack of reliability and timely delivery has further down supply chain impacts as it takes longer for containers to be offloaded and returned. Further, this global supply chain disruption is forcing the Company to increase its inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, impacting its working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic. In addition, the Company may be adversely impacted by rising costs of the commodity raw materials used to produce its products. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, the Company has noticed changes to consumer buying habits, which may have reduced demand for its products. Further, the Company has increased sale prices on the goods it sells to offset the increased supply chain costs which led to reduced demand for its goods. As such, the Company has reduced its forecasts for 2021 and in August 2021 it withdrew its guidance for 2021 net revenue and Adjusted EBITDA.

As such, these impacts led the Company to breach certain of its covenants with its lender High Trail and High Trail equitized its loan during the third quarter of 2021, reducing an aggregate of $76.3 million of principal amount of its notes through the issuance of an aggregate of 12,154,161 shares of the Company’s common stock and paying down $8.7 million of principal in cash. The remaining $25.0 million term loan is now due in April 2023.The financial Adjusted EBITDA covenants were renegotiated and all other material terms remain the same. As of the date of this Quarterly Report on Form 10-Q, the Company is in compliance with its financial covenants with High Trail.

Further, due to this global supply chain disruption, the Company has reduced its forecast for the next twelve months. The Company has been taking, and plans to continue to take, various actions to help improve its financial forecasts and allow it to navigate through this disruption. These actions include, but are not limited to, obtaining new third-party vendors for shipping containers, renegotiating rates with third party last mile providers, postponing or cancelling some or all of its product launches, reducing fixed costs and increasing its inventory on-hand to ensure products are available on time to sell.  As there can be no assurance that these actions along with the Company’s operating forecast for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that the Company will be able to maintain compliance with its financial covenants with its lender and meet its obligations as they become due, these negative financial conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management plans to continue to closely monitor its operating forecast and may pursue additional sources of financing and/or capital to fund its operations or to continue its merger and acquisition strategy.  If the Company is unable to improve its operating results, secure any necessary waivers from its lender, and/or obtain additional sources of financing and capital on acceptable terms (if at all) for its merger and acquisition strategy, the Company may have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

COVID-19 Pandemic—The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this Quarterly Report on Form 10-Q. During 2021, the Company experienced negative impacts to its margins related to increased international freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand of goods being sold on ecommerce marketplaces. The Company has experienced, and expects to continue to experience, an increase in last-mile shipping costs as shipping providers’ delivery networks continue be stressed due to increased demand from the increase of goods sold on ecommerce marketplaces. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, the Company has noticed changes in consumer buying habits that may have reduced demand for its products. The Company continues to consider the impact of COVID-19 based on the assumptions and estimates used when preparing the accompanying condensed consolidated financial statements, including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained. If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company's results of operations, financial position, and liquidity.
2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet as of December 31, 2020 included herein was derived from the Company’s audited consolidated financial statements as of that date.   As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2021 (as amended, the “Annual Report”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2021, the results of operations for the three and nine months ended September 30, 2020 and 2021, the statements of stockholders’ equity for the three and the nine months ended September 30, 2020 and 2021, and cash flows for the nine months ended September 30,

2020 and 2021. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year.

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

Principles of Consolidation—The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions have been eliminated in consolidation.

Restricted Cash—As of December 31, 2020, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the consolidated balance sheets and $3.3 million related to a returned deposit for inventory that a manufacturer required the Company to pay into an escrow account within “prepaid and other current assets” on the consolidated balance sheets.

As of September 30, 2021, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, and $2.0 million related to a letter of credit within “prepaid and other current assets” on the condensed consolidated balance sheets.

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended September 30, 2020
	(in thousands)
	Direct	Wholesale	Managed PaaS	Total
North America	$48,415	$10,022	$340	$58,777
Other	6	—	—	6
Total net revenue	$48,421	$10,022	$340	$58,783

	Three Months Ended September 30, 2021
	(in thousands)
	Direct	Wholesale	Managed PaaS	Total
North America	$64,920	$1,979	$67	$66,966
Other	1,155	—	—	1,155
Total net revenue	$66,075	$1,979	$67	$68,121

	Nine Months Ended September 30, 2020
	(in thousands)
	Direct	Wholesale	Managed PaaS	Total
North America	$127,316	$15,808	$1,046	$144,170
Other	42	—	—	42
Total net revenue	$127,358	$15,808	$1,046	$144,212

	Nine Months Ended September 30, 2021
	(in thousands)
	Direct	Wholesale	Managed PaaS	Total
North America	$178,218	$3,781	$357	$182,356
Other	2,090	—	—	2,090
Total net revenue	$180,308	$3,781	$357	$184,446

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended September 30,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$31,986	$29,988
Kitchen appliances	9,620	8,084
Health and beauty	4,883	1,273
Personal protective equipment	8,701	1,298
Cookware, kitchen tools and gadgets	1,021	5,221
Home office	920	4,190
Housewares	562	10,418
Essential oils and related accessories	—	5,722
Other	750	1,860
Total net product revenue	58,443	68,054
Managed PaaS	340	67
Total net revenue	$58,783	$68,121

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
1	0
Heating, cooling and air quality	$71,403	$62,968
Kitchen appliances	27,805	29,208
Health and beauty	14,483	6,736
Personal protective equipment	15,356	2,957
Cookware, kitchen tools and gadgets	3,999	16,867
Home office	2,619	7,710
Housewares	3,085	26,709
Essential oils and related accessories	—	23,017
Other	4,416	7,917
Total net product revenue	143,166	184,089
Managed PaaS	1,046	357
Total net revenue	$144,212	$184,446

Goodwill—The Company operates under one reporting unit based on the guidance in ASC Topic 350-20 as all of its business components have similar economic characteristics and are managed on an aggregated basis.

The Company engaged a third party valuation specialist to assist in performing its goodwill test in December 2020. The Company concluded that its estimated fair-values exceeded its carrying values by 300% as of the year-ended December 31, 2020.  For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs, terminal growth rates and the cost of capital. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital is another significant assumption as the discount rate is used to calculate the current fair value of those projected cash flows. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies and the valuation multiples used in the market analysis.

The Company believes that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on its reported financial results. In addition, sustained declines in the Company’s stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting unit and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. The Company has produced operating losses through 2019.  However, starting in the three months ended September 30, 2020, the Company began to experience improvement in its operating margins and additional improvement in its products performance before the inclusion of fixed costs. These improvements, coupled with the Company’s acquisitions, supported the Company’s conclusion that it would generate significant improvements in the operating results. However, even with a sensitivity analysis on projected operating results, the Company still had significant excess fair-value over its carrying value.

Since December 31, 2020, the Company has had an additional increase in the amount of goodwill through acquisitions made in 2021. Although the Company has experienced volatility in its share price and short-term forecasts, impacting its going concern analysis due lender covenant risks, the Company believes it has had no triggering events as its overall long-term forecasts remain materially the same as of September 30, 2021. However, if the Company continues to experience downward share price volatility or there are material reductions in long-term forecasts the excess fair-value over its carrying value could be reduced significantly and could lead to a triggering event and ultimately to a goodwill impairment charge.

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. On September 30, 2021, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility and term loans are carried at amortized cost at December 31, 2020 and there was no credit facility balance at September 30, 2021. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 3 inputs. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as a component of stockholders’ equity. As of September 30, 2021, as a result of amendment to the terms of the warrants, during the nine months ended September 30, 2021, the warrants were classified as a component of equity (see Note 6).

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2020
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$26,718	$—	$—
Restricted cash	3,379	—	—
Liabilities:
Fair market value of warrant liability	—	—	31,821
Estimated fair value of contingent earn-out considerations	—	—	22,531

	September 30, 2021
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$37,470	$—	$—
Restricted cash	2,129	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations	—	—	31,553
Fair market value of warrant liability	—	—	—
Fair value of derivative liability	—	—	1,360

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the nine months ended September 30, 2021 is as follows (in thousands):

Balance at December 31, 2020	$22,531
Fair value at issuance of contingent earn-out liability	20,971
Change in fair value of contingent earn-out liability	(11,949)
Balance at September 30, 2021	$31,553

Balance at December 31, 2020	$31,821
Modification of warrant liability to equity classification	(58,276)
Change in fair value of warrant liability	26,455
Balance at September 30, 2021	$—

Balance at December 31, 2020	$—
Fair value at issuance of derivative liability	(1,894)
Change in fair value of derivative liability	3,254
Balance at September 30, 2021	$1,360

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
3.	INVENTORY

Inventory consisted of the following as of December 31, 2020 and September 30, 2021:

	December 31, 2020	September 30, 2021
	(in thousands)
Inventory on-hand	$22,753	$61,502
Inventory in-transit	8,829	9,771
Inventory	$31,582	$71,273

The Company’s Inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $5.3 million and $11.1 million as of December 31, 2020 and September 30, 2021, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2020 and September 30, 2021:

	December 31, 2020	September 30, 2021
	(in thousands)
Prepaid inventory	$4,361	$4,901
Restricted cash	3,250	2,000
Prepaid insurance	1,504	3,259
Other	1,996	2,671
Prepaid and other current assets	$11,111	$12,831

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and September 30, 2021:

	December 31, 2020	September 30, 2021
	(in thousands)
Accrued compensation costs	$293	$98
Accrued professional fees and consultants	483	845
Accrued logistics costs	1,068	1,228
Product related accruals	3,221	3,021
Sales tax payable	457	669
Sales return reserve	547	945
Accrued fulfillment expense	381	819
Accrued insurance	952	2,286
Federal payroll taxes payable	330	1,723
Accrued interest payable	137	360
Transition services payable to seller	—	4,331
All other accruals	471	1,852
Accrued and other current liabilities	$8,340	$18,177

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY AND TERM LOANS

The Company’s credit facility consisted of the following as of December 31, 2020 and September 30, 2021:

	December 31, 2020	September 30, 2021
	(in thousands)
MidCap Credit Facility	$12,905	$—
Less: deferred debt issuance costs	(702)	—
Less: discount associated with issuance of warrants	(13)	—
Total MidCap Credit Facility	$12,190	$—

MidCap Credit Facility and Term Loan

On November 23, 2018, the Company entered into the three-year $25.0  million revolving credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) as agent and lenders party thereto. The Credit Facility could be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility were determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company was required to pay a facility availability fee of 0.5% on the average unused portion of the Credit Facility.

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

As of December 31, 2020, there was $12.9 million outstanding on the Credit Facility and an available balance of approximately $1.4 million and as of September 30, 2021, there was no outstanding balance on the Credit Facility.

On April 8, 2021, the Company paid off all obligations owing under, and terminated, the Credit Facility. The Company recorded $1.5 million of extinguishment of debt for each of the three and nine months ended September 30, 2021, which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations.

Pursuant to the Credit Facility, upon the payment of the amounts outstanding under the Credit Facility, the Company paid a prepayment fee and a payoff letter preparation fee in an aggregate amount equal to 4.3% of the then outstanding principal balance of the Credit Facility.

The Company recorded interest expense from the Credit Facility of approximately $0.4 million and $0.0 million for the three months ended September 30, 2020 and 2021, respectively, which included $0.2 million and $0.0 million, respectively, relating to debt issuance costs. The Company recorded interest expense from the Credit Facility of approximately $1.6 million and $0.4million for the nine months ended September 30, 2020 and 2021, respectively, which included $0.5 million and $0.1 million, respectively, relating to debt issuance costs.

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

On December 1, 2020, the Company paid off all remaining obligations under the Horizon Term Loan for $15.0 million and terminated the Horizon Term Loan. The Company recorded interest expense from the Horizon Term Loan of $1.5 million and $0.0 million for the nine months ended September 30, 2020 and 2021, respectively, which included $0.4 million and $0.0 million, respectively, relating to debt issuance costs.

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

High Trail April 2021 Note

On April 8, 2021, the Company refinanced all its existing debt with High Trail and Midcap. As such, the Company entered into a new securities purchase and exchange agreement (the “Securities Purchase Agreement”) with High Trail SA and High Trail ON, pursuant to which, among other things, the Company issued and sold to High Trail, in a private placement transaction (the “Private Placement”), (i) senior secured promissory notes in an aggregate principal amount of $110.0 million (the “April 2021 Notes”) that accrued interest at a rate of 8% per annum and mature on April 8, 2024, and (ii) warrants (the “Warrants” and each, a “Warrant”) to purchase up to an aggregate of 2,259,166 shares of the Company’s common stock in exchange for: (a) a cash payment by High Trail to the Company of $57.7 million, (b) the December 2020 Note, and (c) the February 2021 Note.

The Company used $14.8 million of the net proceeds from the Private Placement to repay all amounts owed under the Credit Facility on April 8, 2021.

Pursuant to ASC 470, Debt, the Company concluded the High Trail April 2021 Note transaction resulted in the extinguishment of the two prior High Trail December 2020 and February 2021 term loans in the amount of $28.2 million of extinguishment of which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations.

The Company breached its Adjusted EBITDA covenant with its lender, High Trail and the Company secured a waiver from its lender with the partial repayment of the loan. See High Trail Letter Agreements and Omnibus Amendment section for additional information.

The April Letter Agreement

On April 8, 2021, the Company entered into a Letter Agreement (the “April Letter Agreement”) with High Trail SA and High Trail ON, pursuant to which, among other things, (i) the Company and High Trail SA agreed to amend the terms of the Letter Agreement to provide that the Company would prepare and file by June 30, 2021 a registration statement (the “Resale Registration Statement”) with the Securities and Exchange Commission for the purposes of registering for resale the December Warrant Shares, the Penny Warrant Shares and the Restricted Shares (as defined below), (ii) the Company issued 130,000 shares of its common stock to High Trail SA (the “Restricted Shares”), and (iii) High Trail SA and High Trail ON agreed to waive any Default or Event of Default (as such terms are defined in the December 2020 Note or the February 2021 Note) caused by the Company’s failure to file the Resale Registration Statement by March 26, 2021.

On April 8, 2021, the Company entered into (i) an amendment (the “SPA Amendment”) to that certain Securities Purchase Agreement, dated as of November 30, 2020, by and between the Company and High Trail SA (the “December 2020 SPA”), and to that certain Securities Purchase Agreement, dated as of February 2, 2021, by and between the Company and High Trail ON (the “February 2021 SPA”), (ii) an amendment to the February Warrant (the “February Warrant Amendment”), (iii) an amendment to the Penny Warrant (the “Penny Warrant Amendment”), and (iv) an amendment to the Additional Warrant (the “Additional Warrant Amendment” and, together with the February Warrant Amendment and the Penny Warrant Amendment, the “Warrant Amendments”). The SPA Amendment amended the December 2020 SPA and the February 2021 SPA to, among other things, allow for the issuance of the April 2021 Notes and to waive certain rights of High Trail under the December 2020 SPA and the February 2021 SPA. The Warrant Amendments amended the February Warrant, the Penny Warrant and the Additional Warrant to amend the definition of “Black Scholes Value” in each warrant to provide that the expected volatility used in the Black Scholes Value shall equal 100% instead of the greater of 100% and the 100-day volatility obtained from the HVT function on Bloomberg (determined utilizing a 365-day annualization factor) as of the trading day immediately following the public announcement of a Change of Control (as defined in each of the warrants), or, if the Change of Control is not publicly announced, the date the Change of Control is consummated.

The Warrant Amendments to the February Warrant, the Penny Warrant and the Additional Warrant resulted in an $80.0 million reclassification from a liability to a component of equity as of June 30, 2021 and resulted in a $21.3 million reclassification from a component of equity to a liability as of September 30, 2021.

The Restricted Shares were expensed as part of extinguishment loss, valued based on the fair market value on April 8, 2021 for $4.1 million for each of the nine months ended September 30, 2021, with the offset impacting stockholders’ equity.

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

Pursuant to the August Letter Agreements, High Trail waived the events of default relating to the Company’s failure to satisfy the Adjusted EBITDA covenant under the April 2021 Notes, effective upon the payment in cash of $10.1 million of the Current Event of Default Acceleration Amount and the issuance of the shares of the Company’s common stock for the remaining $11.7 million of the Current Event of Default Acceleration Amount. The Company paid High Trail an aggregate of $10.1 million in cash on August 9, 2021 and in accordance with the April 2021 Notes and the August Letter Agreements, paid the remaining $11.7 million of the Current Event of Default Acceleration Amount by issuing to High Trail an aggregate of 2,841,251 shares of common stock (with the shares issued at a price of $4.1007 per share, which was, in accordance with the April 2021 Notes, equal to 80% of the Daily VWAP on August 9, 2021.

In connection with the August Letter Agreements, on August 9, 2021, the Company also entered into an Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Omnibus Amendment”), whereby: (i) the Company agreed to increase the minimum cash threshold covenant in the April 2021 Notes from $15.0 million to $30.0 million through October 31, 2021; (ii) the Company agreed to add a liquidity covenant to the April 2021 Notes whereby it must have liquidity, on each day through October 31, 2021, calculated as (A) inventory, net, plus (B) accounts receivable, net (each determined in accordance with GAAP) in an aggregate minimum amount equal to $65.0 million less (C) any amount of cash and cash equivalents in excess of $30 million; (iii) the definition of “Permitted Investment” in the April 2021 Notes was modified such that the consent of High Trail is now required for certain merger and acquisition activity; (iv) the Company agreed that the exercise prices of the following warrants to purchase shares of the Company’s common stock previously issued to High Trail will be modified to be equal to the lesser of: (X) the closing price of the Company’s common stock on August 9, 2021 or (Y) the VWAP of the Company’s common stock on August 9, 2021: (1) the February Warrant; (2) the Additional Warrant; and (3) the Warrants (collectively, the “High Trail Warrants”); (v) High Trail agreed that it would not exercise the High Trail Warrants prior to October 17, 2021 (the day that was 60 days after the registration statement registering for resale the 2,666,667 shares of common stock the Company issued on June 15, 2021 was declared effective); and (vi) if, at any time on or after January 7, 2022, High Trail is unable to exercise the High Trail Warrants due to the agreement described in clause (v), the Company agreed to pay High Trail, as liquidated damages, a cash payment that will be equal to (a) the weighted average price of the Company’s common stock on the date High Trail seeks to exercise any of the High Trail Warrants, minus the then-current exercise price of the High Trail Warrants, multiplied by (b) the number of shares subject to the High Trail Warrants that it then desires to exercise.

High Trail Debt Repayment

On September 22, 2021, the Company entered into letter agreements (the “September Letter Agreements”) with High Trail with respect to the April 2021 Notes. Pursuant to the September Letter Agreements, (i) High Trail notified the Company that High Trail declared events of default under the April 2021 Notes and further notified the Company that High Trail accelerated an aggregate of $66.3 million of the principal amount of the April 2021 Notes, requiring the Company to pay $76.9 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (collectively, the “Acceleration Amount”), (ii) High Trail agreed, contingent and effective upon the repayment of the Acceleration Amount in shares of the Company’s common stock in accordance with the April 2021 Notes and the September Letter Agreements and the satisfaction of all of the Company’s other obligations under the September Letter Agreements and the Second Omnibus Amendment (as defined below), to waive the events of default, (iii) the Company agreed that until November 1, 2021, the Company will not, subject to certain exceptions, issue, offer, sell or otherwise dispose of any equity security, equity-linked security or related security, and (iv) the Company agreed that, as a result of the occurrence of the events of default, it no longer has the right to require High Trail to exercise the High Trail Warrants if the price of the Company’s common stock exceeds 200% of the exercise price of the High Trail Warrants for 20 consecutive trading days and certain other conditions were satisfied.

Under the terms of the April 2021 Notes, High Trail has the right, by delivering a notice to the Company (each, a “Stock Payment Notice”) to require the Company to satisfy its obligation to repay all or any portion of the Acceleration Amount in shares of the Company’s common stock, with the number of shares issuable determined by dividing the portion of the Acceleration Amount that High Trail requests, pursuant to a Stock Payment Notice, to be repaid in shares of the Company’s common stock, by 80% of the lesser of (A) the Daily VWAP (as defined in the April 2021 Notes) on the date of delivery of the Stock Payment Notice, and (B) the average of the lowest two Daily VWAPs during the ten (10) day VWAP trading period ending on the date of delivery of the Stock Payment Notice. Pursuant to the September Letter Agreements, High Trail agreed to deliver Stock Payment Notices as soon as it is practicable to do so without High Trail and its affiliates collectively beneficially owning in the aggregate in excess of 9.99% of the Company’s outstanding common stock.

In connection with the September Letter Agreements, on September 22, 2021, the Company also entered into a Second Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Second Omnibus Amendment”), whereby: (i) the maturity date of the April 2021 Notes was changed from April 8, 2024 to April 1, 2023; (ii) the definition of “Permitted Investment” in the April 2021 Notes was modified to include an exception for certain acquisitions of all or substantially all of the assets of another person or a majority of the equity interests of another person; (iii) the definition of “Target Adjusted EBITDA” was modified to reflect certain updated projections of the Company; (iv) the liquidity requirements as set forth in the Omnibus Amendment were removed; (v) the minimum cash threshold covenant was changed from $30.0 million to $15.0 million; (vi) the definition of “Adjusted EBITDA” in the April 2021 Notes was modified to be equal to not less than the Target Adjusted EBITDA for the three-month period ending on the last day of each applicable fiscal quarter instead of the 12-month period ending on such day; and (vii) the exercise prices of the High Trail Warrants were modified to be equal to $0.01. High Trail reserved the right to void the term of the Second Omnibus Amendment in full or in part in the event that the Company breaches any of the terms of the September Letter Agreements or otherwise fails to timely deliver shares of stock of the Company to High Trail as required thereunder.

In accordance with the April 2021 Notes and the September Letter Agreements, effective September 22, 2021, the Company issued to High Trail an aggregate of 3,474,814 shares of its common stock, and effective September 23, 2021, the Company issued to High Trail an aggregate of 5,838,096 shares of its common stock, satisfying its obligation to repay the Acceleration Amount in full.

Pursuant to ASC 470, Debt, the Company concluded that as a result of the High Trail Letter Agreements and Omnibus Amendment and the High Trail Debt Repayment, the April 2021 Notes were extinguished on September 22, 2021 in exchange for the Notes due April 2023 of $25.0 million. The Company recorded $107.0 million of extinguishment of debt for the three months ended September 30, 2021 which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations. For the nine months ended September 30, 2021, the Company has recorded a total of $136.8 million of debt extinguishment loss which includes the $107.0 million from the High Trail Letter Agreements and Omnibus Amendment and the High Trail Debt Repayment, $28.2 million from the High Trail December 2020 and February 2021 term loans as part of the issuance of the April 2021 Notes and $1.5 million from the repayment of the Credit Facility.

The remaining term loan with High Trail due April 2023 is summarized below as of September 30, 2021:

September 30, 2021
(in thousands)
April 2021 Note - Due 2023	25,000
Derivative liability related to term loan	454
April 2021 Note - Due 2023	$25,454

Interest Expense, Net

Interest expense, net consisted of the following for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2021	September 30, 2020	September 30, 2021
	(in thousands)		(in thousands)
Interest expense	$960	$2,919	$3,177	$12,470
Interest income	(26)	(133)	(57)	(593)
Total Interest expense, net	$934	$2,786	$3,120	$11,877

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

The Company obtained the Stockholder Approvals contemplated by the Nasdaq Rules at a special meeting of stockholders held on April 1, 2021.

The August 9, 2021, Warrant Amendments to the February Warrant, the Penny Warrant and the Additional Warrant resulted in a $21.3 million reclassification from a component of equity to a liability.

On August 19, 2021, the Registration Statement became effective, resulting in a reclassification the February Warrant, the Penny Warrant and the Additional Warrant from a liability to a component of equity. The Company re-measured the warrants at this date, which resulted in an $(8.1) million change in fair value of the warrants, which has recorded to the Change in Fair Value of Warrant Liability line item on the condensed consolidated statement of operations.

On September 22, 2021, the Second Omnibus Amendment (see above) resulted in the February, Penny and Additional warrants being modified, resulting in a $17.4 million change in fair value of the warrants, which was recorded to Additional paid in capital.

Effective October 21, 2021, High Trail exercised all of the High Trail Warrants in full, and the Company issued an aggregate of 3,479,097 shares of its common stock upon such exercises.

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Mohawk Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of September 30, 2021, 60,509 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of September 30, 2021, 257,691 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019.  The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of September 30, 2021, no shares were reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend (i) the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020, (ii) the vesting date for the second installment of shares of restricted common stock to December 15, 2020, (iii) the vesting date for the third installment of shares of restricted common stock to either January 18, 2021 or March 10, 2021, and (iv) the vesting date for the fourth installment of shares of restricted common stock to July 1, 2021 or December 14, 2021. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock option activity during the nine months ended September 30, 2021:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2021	1,570,728	$9.09	7.71	$12,756
Options granted	—	$—	—	$—
Options exercised	(1,011,422)	$9.00	—	$—
Options cancelled	(36,329)	$9.17	—	$—
Balance—September 30, 2021	522,977	$9.25	7.06	$25,971
Exercisable as of September 30, 2021	495,412	$9.23	7.04	$25,971
Vested and expected to vest as of September 30, 2021	522,977	$9.25	$7.06	$25,971

As of September 30, 2021, the total unrecognized compensation expense related to unvested options was $0.7 million, which the Company expects to recognize over an estimated weighted average period of 0.17 years.

A summary of restricted stock award activity within the Company’s equity plans and changes for the nine months ended September 30, 2021 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2021	3,259,389	$13.58
Granted	2,020,697	$15.59
Vested	(2,072,829)	$15.88
Forfeited	(280,997)	$13.91
Nonvested at September 30, 2021	2,926,260	$13.85

As of September 30, 2021, the total unrecognized compensation expense related to unvested shares of restricted common stock was $26.5 million, which the Company expects to recognize over an estimated weighted-average period of 1.69 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and nine months ended September 30, 2020 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Sales and distribution expenses	$748	$2,444	$1,761	$4,968
Research and development expenses	778	1,776	3,231	3,880
General and administrative expenses	3,335	5,350	12,480	12,482
Total stock-based compensation expense	$4,861	$9,570	$17,472	$21,330

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net loss	$(805)	$(110,556)	$(18,772)	$(229,415)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	17,090,050	35,359,999	15,903,517	30,383,375
Net loss per share, basic and diluted	$(0.05)	$(3.13)	$(1.18)	$(7.55)

9.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the United States. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2020 and September 30, 2021, the Company estimates that the potential liability, including current sales tax payable is approximately $0.5 million and $0.7 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

U.S. Department of Energy—In September 2019, the Company received a Test Notice from the U.S. Department of Energy (“DOE”) indicating that a certain dehumidifier model may not comply with applicable energy-conservation standards. The DOE requested that the Company provide it with several model units for DOE testing.  If the Company is determined to have violated certain energy-conservation standards, it could be fined pursuant to DOE guidelines, and this civil penalty may be material to the Company’s consolidated financial statements. The Company intends to vigorously defend itself. The Company has submitted to the DOE testing process, made a good-faith effort to provide necessary notice as practicable, and included in a formal response to the DOE copies of the energy-efficiency report and certification that were issued for the dehumidifier model at the time of production. The Company believes that its products are compliant, and the Company, in conjunction with its manufacturing partner, has disputed the Test Notice received from the DOE. As of the date of the issuance of the accompanying condensed consolidated financial statements, the Company cannot reasonably estimate what, if any, penalties may be levied.

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

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers to agree to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021.  Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying condensed consolidated financial statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. As such, the Company has fully reserved $4.1 million of prepaid asset within condensed consolidated financial statements during the nine months ended September 30, 2021. The Company has commenced legal action against the supplier and continues to reserve its legal options and rights on this matter.

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

Securities Class Action—On May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate naming the Company as well as Yaniv Sarig, and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the same court by Jeff Coon against the same defendants.

Thereafter, other stockholders asserted similar claims. On August 10, 2021, the court appointed Joseph Nolff as the lead plaintiff of the putative class action, and on October 12, 2021, he filed an amended complaint, (i) adding Arturo Rodriguez as a defendant, (ii) asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (iii) claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations, and prospects and that this was revealed on May 4, 2021, when Culper Research published a report allegedly exposing these alleged misrepresentations and omissions. The Company intends to vigorously defend against these actions. However, the outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this action.

Shareholder Derivative Actions Related to the Securities Class Action—On October 21 and 25, 2021, two shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang and Michael Sheller in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, and William Kurtz as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action, and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event the Company is held liable in the Securities Class Action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. The Company believes the allegations are without merit and intends to vigorously defend against these actions. However, the outcome of these legal proceedings are uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss or income for these actions.

Sabby Contract Action—On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) sued the Company in the Supreme Court of the State of New York, New York County, alleging that the Company breached the Securities Purchase Agreement , dated June 10, 2021 (the “Purchase Agreement”), pursuant to which Sabby purchased 400,000 shares of the Company’s common stock, for an aggregate price of approximately $6 million. Sabby contends that certain of the representations and warranties made by the Company in the Purchase Agreement concerning its financial condition and the accuracy of its prior disclosures were untrue and that the Company breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both, August 9, 2021 and September 23, 2021, when the Company resolved certain defaults with High Trail. The Company intends to vigorously defend against this action. However, the outcome of this legal proceeding is uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this action.

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

In addition, Healing Solutions will also be entitled to receive 170,042 shares of common stock (up to a maximum of 280,000 shares pursuant to certain terms and valuation at the measurement date) in respect of certain inventory.  The shares will be issued to Healing Solutions following the final determination of inventory values pursuant to the terms of the Asset Purchase Agreement, which determination is expected to occur approximately nine to ten months following the Closing Date and such shares will be subject to vesting restrictions which will lapse on the date that is the one-year anniversary after the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, Healing Solutions is required to use its commercially reasonable efforts to identify one or more suppliers of finished goods inventory of all SKUs that constitute assets acquired in the Asset Purchase (“New Suppliers”) and to initiate discussions with such New Suppliers for the purpose of negotiating new supply agreements between the Company or its affiliates, on the one hand, and the New Supplier, on the other hand, for the purchase of such SKUs following the Closing on terms acceptable to Purchaser in its sole discretion, acting reasonably. If, on or before the date that is 15 months after the Closing Date, an Earn-

Out Consideration Event (as defined in the Asset Purchase Agreement) has occurred, then Healing Solutions shall be entitled to receive up to a maximum of 528,670 shares of Common Stock (the “Earn-Out Shares”), which number of shares is subject to reduction in accordance with the terms of the Asset Purchase Agreement based on the time period within which the Earn-Out Consideration Event occurs.

The following presents the preliminary allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount allocated
(in thousands, except share data)
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

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Healing Solutions Assets acquisition on the Company’s net revenue for the three and nine months ended September 30, 2020 and 2021. The acquisition of the Healing Solutions Assets is reflected in the following pro forma information as if the acquisition had occurred on January 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net revenue as reported	$58,783	$68,121	$144,212	$184,446
Healing Solutions net revenue	22,942	—	61,014	4,600
Net revenue pro forma	$81,725	$68,121	$205,226	$189,046

Operating income (loss) as reported	$106	$(7,527)	$(15,610)	$(30,812)
Healing Solutions operating income	2,311	—	7,454	382
Operating income (loss) pro forma	$2,417	$(7,527)	$(8,156)	$(30,430)

In the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021, net revenue as reported includes $6.8 million and $27.1 million of net revenue, respectively, from this acquisition. For the three and nine months ended September 30, 2021, operating income (loss) as reported, includes $1.1 million and $6.3 million of operating income, respectively, from this acquisition.

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

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Squatty Potty acquisition on the Company’s net revenue for the three and nine months ended September 30, 2021 and 2020. The acquisition of the Squatty Potty Assets is reflected in the following pro forma information as if the acquisition had occurred on January 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net revenue as reported	$58,783	$68,121	$144,212	$184,446
Squatty Potty net revenue	4,092	-	9,490	6,024
Net revenue pro forma	$62,875	$68,121	$153,702	$190,470

Operating income (loss) as reported	$106	$(7,527)	$(15,610)	$(30,812)
Squatty Potty operating income	1,230	-	3,998	1,772
Operating income (loss) pro forma	$1,336	$(7,527)	$(11,612)	$(29,040)

In the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021, net revenue as reported includes $3.2 million and $5.4 million of net revenue, respectively, from this acquisition. For the three and nine months ended September 30, 2021, operating income (loss) as reported, includes $2.0 million and $2.8 million of operating income, respectively, from this acquisition.

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

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the Photo Paper Direct acquisition on the Company’s net revenue for the three and nine months ended September 30, 2021 and 2020. The acquisition of the Photo Paper Direct is reflected in the following pro forma information as if the acquisition had occurred on January 1, 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands)		(in thousands)
Net revenue as reported	$58,783	$68,121	$144,212	$184,446
Photo Paper Direct net revenue	4,030	-	9,281	6,807
Net revenue pro forma	$62,813	$68,121	$153,493	$191,253

Operating income (loss) as reported	$106	$(7,527)	$(15,610)	$(30,812)
Photo Paper Direct operating income	935	-	2,026	2,114
Operating income (loss) pro forma	$1,041	$(7,527)	$(13,584)	$(28,698)

In the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021, net revenue as reported includes $4.2 million and $7.2 million of net revenue, respectively, from this acquisition. For the three and nine months ended September 30, 2021, operating income (loss) as reported, includes $1.5 million and $2.1 million of operating income, respectively, from this acquisition.

The Company engaged a third-party valuation specialist to perform a valuation of the intangible assets acquired for all acquisitions. In performing the valuation, the Company’s management assessed the reasonableness of the projected financial information (“PFI”) by comparing it to the Company’s historical results and financial information for a peer group of the most similar public companies. Based on this review, the Company’s management determined the PFI is reasonable for business and intangible asset valuation purposes.

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

As part of the acquisition of the Smash Assets, the sellers of the Smash Assets are entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. Earn-out payments will be due to the sellers for year one, or calendar year 2021 in the first quarter of 2022, and year two, or calendar year 2022, will be due in the first quarter of 2023. During the year-ending December 31, 2021 (year one of the earn-out), the earn-out payment will be calculated based on the contribution margin generated on certain products for an amount equal to $1.67 for every $1.00 of such contribution margin that is greater than $15.5 million and less than or equal to $18.5 million. Such earn-out payment cannot exceed $5.0 million. In addition, during the year-ending December 31, 2022 (year two of the earn-out), for each $0.5 million of contribution margin generated on certain products in excess of $15.5 million, subject to a cap of $27.5 million, the sellers shall be entitled to receive an amount in cash equal to the value of 0.1 million shares of the Company’s common stock multiplied by the average of the volume-weighted-average closing price per share of the Company’s common stock, for the 30 consecutive trading days ending on December 31, 2022.

As of December 1, 2020, the acquisition date, the initial fair value amount of the earn-out payment was appropriately $9.8 million. As of December 31, 2020, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $22.5 million, representing a change of fair value impact of approximately $12.7 million. As of September 30, 2021, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $18.2 million, representing a change of fair value impact of  $4.3 million for the nine months ended September 30, 2021.

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

As of February 2, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Healing Solutions Assets was appropriately $16.5 million. As of September 30, 2021, the fair value amount of the earn-out payment with respect to the Healing Solutions Assets was approximately $7.2 million, representing a change of fair value impact of approximately $9.4 million for nine months ended September 30, 2021.

As part of the acquisition of the Squatty Potty Assets, Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurs in 12 months ending December 31, 2021 and the maximum payment amount is $3.9 million and if the termination of the transition service agreement is prior to the date that is nine months following the Closing Date, an additional $3.9 million.

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of September 30, 2021, the fair value amount of the earn-out payment with respect to the Squatty Potty Assets was approximately $4.0 million, representing a change of fair value impact of approximately $0.5 million for nine months ended September 30, 2021.

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Photo Paper Direct was appropriately $0.9 million. As of September 30, 2021, the fair value amount of the earn-out payment with respect to the Photo Paper Direct Assets was approximately $2.2 million, representing a change of fair value impact of approximately $1.3 million for nine months ended September 30, 2021.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands) as of September 30, 2021 (in thousands):

	September 30, 2021
	Smash Assets	Healing Solutions	Squatty Potty	Photo Paper Direct	Total
Balance—January 1, 2021	$22,531	$—	—	—	$22,531
Acquisition date fair value of contingent earn-out liabilities and inventory to be settled in shares	—	16,558	3,502	911	20,971
Change in fair value of contingent earn-out liabilities	(4,342)	(9,408)	538	1,263	(11,949)
Earn-out payments	—	—	—	—	—
Balance—September 30, 2021	$18,189	$7,150	$4,040	$2,174	$31,553

11. GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2019	Year-Ended December 31, 2020		December 31, 2020
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$745	$46,573	$—	$47,318	$—	$—	$47,318

	December 31, 2020	Nine Months Ended September 30, 2021		September 30, 2021
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$47,318	$71,301	$—	$118,619	$—	$—	$118,619

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2020 and September 30, 2021 (in thousands):

	December 31, 2019	Year-Ended December 31, 2020		December 31, 2020
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$310	$31,500	$—	$31,810	$—	$(442)	$31,368
Non-competition agreement	11	100	—	111	—	(19)	92
Transition services agreement	12	11	—	23	—	(23)	—
Total intangibles	$333	$31,611	$—	$31,944	$—	$(484)	$31,460

	December 31, 2020	Nine Months Ended September 30, 2021		September 30, 2021
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$31,810	$34,791	$—	$66,601	$—	$(4,801)	$61,800
Non-competition agreement	111	9	—	120	—	(28)	92
Transition services agreement	23	—	—	23	—	(23)	0
Customer relations	—	5,700	—	5,700	—	(237)	5,463
Total intangibles	$31,944	$40,500	$—	$72,444	$—	$(5,089)	$67,355

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2021, as amended. As discussed in the section titled “Special Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Special Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Each of our products typically goes through the Launch phase and depending on its level of success is moved to one of the other phases as further described below:

i.

Launch phase: During this phase, we leverage our technology to target opportunities identified using AIMEE (Artificial     Intelligence Marketplace e-Commerce Engine) and other sources. During this period of time and due to the combination of discounts and investment in marketing, our net margin for a product could be as low as approximately negative 35%. Net margin is calculated by taking net revenue less the cost of goods sold, less fulfillment, online advertising and selling expenses. These costs primarily reflect the estimated variable costs related to the sale of a product.

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

The following table shows the number of launches of new products included in our net revenue that have achieved, or are expected to achieve, more than $0.5 million in net revenue per year.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
Launches of new products	8	—	32	40

Our growth in direct revenue can be impacted by the timing and the season in which products are launched as well as impact of merger and acquisitions. There were no new product launches in the quarter ended September 30, 2021 due to global supply chain unpredictability.

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

Financial Operations Overview

Net Revenue—We derive our revenue from the sale of consumer products, primarily in the United States. We sell products directly to consumers through online retail channels and through wholesale channels. Direct-to-consumer sales (i.e., direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2021

The following table summarizes our results of operations for the three months ended September 30, 2020 and 2021, together with the changes in those items in dollars and percentages:

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Net revenue	$58,783	$68,121	$9,338	15.9%
Cost of goods sold	30,688	33,946	3,258	10.6
Gross profit	28,095	34,175	6,080	21.6
Sales and distribution expenses (1)	18,944	32,337	13,393	70.7
Research and development expenses (1)	1,846	2,767	921	49.9
General and administrative expenses (1)	7,199	10,843	3,644	50.6
Change in fair value of contingent earn-out liabilities	—	(4,245)	(4,245)	100.0
Operating income (loss)	106	(7,527)	(7,633)	(7,200.9)
Interest expense, net	934	2,786	1,852	198.3
Derivative liability discount related to term loan	—	1,360	1,360	100.0
Loss on extinguishment of debt	—	106,991	106,991	(100.0)
Change in fair market value of warrant liability	—	(8,134)	(8,134)	100.0
Other expense, net	(23)	5	28	121.7
Loss before income taxes	(805)	(110,535)	(109,730)	(13,631.1)
Provision for income taxes	—	21	21	100.0
Net loss	$(805)	$(110,556)	$(109,751)	(13633.7)%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,
	2020	2021
	(in thousands)
Sales and distribution expenses	$748	$2,444
Research and development expenses	778	1,776
General and administrative expenses	3,335	5,350
Total stock-based compensation expense	$4,861	$9,570

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,
	2020	2021
Net revenue	100.0%	100.0%
Cost of goods sold	52.2%	49.8%
Gross margin	47.8%	50.2%
Sales and distribution expenses	32.2%	47.5%
Research and development expenses	3.1%	4.1%
General and administrative expenses	12.2%	15.9%
Change in fair value of contingent earn-out liabilities	0.0%	(6.2)%
Operating loss	0.3%	(11.1)%
Interest expense, net	1.6%	4.1%
Derivative liability discount related to term loan	0.0%	2.0%
Loss on extinguishment of debt	0.0%	157.1%
Change in fair market value of warrant liability	0.0%	-11.9%
Other expense (income), net	0.0%	0.0%
Loss before income taxes	(1.3)%	(162.4)%
Provision for income taxes	0.0%	0.0%
Net loss	(1.3)%	(162.4)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Direct	$48,421	$66,075	$17,654	36.5%
Wholesale	10,022	1,979	(8,043)	-80.3%
Managed PaaS	340	67	(273)	-80.3%
Net revenue	$58,783	$68,121	$9,338	15.9%

Net revenue increased $9.3 million, or 15.9%, during the three months ended September 30, 2021 to $68.1 million, compared to $58.8 million for the three months ended September 30, 2020.  The increase in net revenue was primarily attributable to an increase in direct net revenue of $17.7 million, or a 36.5% increase. Direct net revenue is comprised of both organic net revenue and net revenue from our merger and acquisitions (“M&A”). For the three months ended September 30, 2021, organic revenue was $35.4 million and revenue from our M&A was $30.7 million. For the three months ended September 30, 2020, organic revenue was $46.9 million and revenue from our M&A was $1.4 million. Our organic revenue decreased by $11.6 million, or 24.6%, during the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.  This decrease was primarily driven by reduced sales volume, which we attribute to reduced demand due to the reopening of retail and increased average sale prices to offset increased delivery costs which has also reduced sales volume and in inventory shorts due to delayed receipt of goods. Included in our organic net revenue for the three months ended September 30, 2021, is approximately $4.9 million of revenue for products launched in 2021. Included in our organic net revenue for the three months ended September 30, 2020 is approximately $7.9 million of revenue for products launched in 2020.

We also saw a decrease in wholesale revenue of $8.0 million versus the corresponding period of the prior year, primarily from the sale of PPE in the three months ended September 30, 2020. Finally, we saw a decrease in PaaS revenue of $0.3 million in the three months ended September 30, 2021.

	Three Months Ended September 30,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$31,986	$29,988
Kitchen appliances	9,620	8,084
Health and beauty	4,883	1,273
Personal protective equipment	8,701	1,298
Cookware, kitchen tools and gadgets	1,021	5,221
Home office	920	4,190
Housewares	562	10,418
Essential oils and related accessories	—	5,722
Other	750	1,860
Total net product revenue	58,443	68,054
Managed PaaS	340	67
Total net revenue	$58,783	$68,121

Heating, cooling and air quality accounted for $30.0 million in net revenue for the three months ended September 30, 2021 versus $31.9 million for the three months ended September 30, 2020 driven by reduced sales volume, which we attribute to reduced demand due to the reopening of retail and increased average sale prices to offset increased delivery costs which has also reduced sales volume and in inventory shorts due to delayed receipt of goods.

Kitchen appliances accounted for $8.1 million in net revenue for the three months ended September 30, 2021 and accounted for $9.6 million in net revenue for the corresponding period in 2020, a decrease of $1.5 million. Cookware, kitchen tools and gadgets accounted for approximately $5.2 million in net revenue for the three months ended September 30, 2021 and accounted for $1.0 million in net revenue for the corresponding period in 2020, an increase of $4.2 million from new products launched and growth in our existing products during the three months ended September 30, 2021, including acquisitions. Net revenue from housewares increased approximately $9.9 million quarter-over-quarter from growth in our existing products and new products obtained through acquisitions. We started selling essential oils and related accessories in 2021, which generated $5.7 million in net revenue for the three months ended September 30, 2021.

Cost of Goods Sold and Gross Margin

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Cost of goods sold	$30,688	$33,946	$3,258	10.6%
Gross profit	$28,095	$34,175	$6,080	21.6%

The increase in cost of goods sold was primarily attributable to an increase of $12.7 million from our M&A additions, offset by a $9.5 million decrease in cost of goods sold from our organic business and wholesale.  Included in cost of goods for the three months ended September 30, 2021 is an expense of $0.5 million related to obsolescence reserve related to slow moving inventory, which primarily impacts our organic business.

Gross margin improved from 47.8% for the three months ended September 30, 2020 to 50.2% for the three months ended September 30, 2021. The improvement in gross margin was due to a change of product mix as our net revenue from our M&A drives better gross margin of 57.8% than our organic business of 45.9%. The obsolescence expense impact in the three months ended September 30, 2021 accounts for less than a 1% margin impact on our organic business. The majority of our M&A net revenue tends to be smaller products that have higher gross margins versus our organic business which tend to be oversized goods that have lower gross margins. We expect to see future impacts in our gross margin on both our M&A and organic businesses as the COVID-19 pandemic and related global supply chain disruption continues to drive shipping container costs higher and cause reductions in delivery reliability, which also increases related shipping container delivery costs.

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Sales and distribution expenses	$18,944	$32,337	$13,393	70.7%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $32.3 million for the three months ended September 30, 2021 from $18.9 million for the three months ended September 30, 2020. These increases are primarily attributable to the increase in the volume of products sold in the three months ended September 30, 2021, of $9.9 million as our e-commerce platform commissions, online advertising, selling and logistics expenses increased to $26.8 million in the three months ended September 30, 2021 as compared to $16.9 million in the prior period. Our sales and distribution fixed costs (i.e., salary and office expenses) increased to $3.1 million for the three months ended September 30, 2021 from $1.3 million for the three months ended September 30, 2020, primarily due to an increase in headcount expenses for branding, marketing and customer service. Sales and distribution expenses for the three months ended September 30, 2021 included an increase in stock-based compensation expense of $2.4 million as compared to approximately $0.8 million as the quarter ended September 30, 2020 included reversals of expense of certain restricted stock awards granted pursuant to the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”), which were cancelled upon termination of certain employees.

As a percentage of net revenue, sales and distribution expenses increased to 47.5% for the three months ended September 30, 2021 from 32.2% for the three months ended September 30, 2020 primarily from an increase in last mile shipping costs  and stock-based compensation expense (2.5% as a percentage of net revenue). E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 39.4% for the three months ended September 30, 2021 as compared to 28.7% for the three months ended September 30, 2020, this increase was predominantly due to product mix and an increase in last mile shipping costs, specifically around oversized goods, due to the demand on those third party providers delivery networks.  We expect to continue to see these cost increases in the near-term.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Research and development expenses	$1,846	$2,767	$921	49.9%

The increase in research and development expenses was primarily attributable to an increase of stock-based compensation expense of approximately $1.0 million from expenses of certain restricted stock awards granted.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
General and administrative expenses	$7,199	$10,843	$3,644	50.6%

The increase in general and administrative expenses was primarily due to an increase of stock-based compensation expense of approximately $2.0 million from expenses of certain restricted stock awards granted pursuant to the 2019 Equity Plan and an increase in intangibles amortization of approximately $1.5 million.

Change in fair value of contingent earn-out liabilities

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands)
Change in fair value of contingent earn-out liabilities	$—	$(4,245)	$(4,245)	100.0%

The decrease in change in fair value of contingent earn-out liabilities was related to our acquisitions, which include re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the decrease of our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands)
Interest expense, net	$934	$2,786	$1,852	198.3%

The increase in interest expense was primarily related to the increase in loan interest and related amortization of deferred financing fees and warrant discounts compared to the prior period’s credit facility and term loan, which had lower borrowings compared to this current period.

Loss on extinguishment of debt

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands)
Loss on extinguishment of debt	$—	$106,991	$106,991	100.0%

The increase is attributable to the extinguishment of the majority of the April 2021 Note loan, which resulted in $107.0 million in loss on extinguishment of debt.

Change in fair market value of warrant liability

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Change in fair market value of warrant liability	$—	$(8,134)	$(8,134)	100.0%

The decrease is attributable to the change in the fair value of warrant liability from warrants in connection with the December 2020 Note, the February 2021 Note and April 2021 Note from the decrease of our share price since the issuances of the warrants.

Change in fair value of derivative liability

	Three Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Change in fair market value of warrant liability	$—	$1,360	$1,360	100.0%

The decrease is attributable to the change in fair-value of the embedded derivatives related to default interest rates within the High Trail term loan .

Comparison of the Nine months Ended September 30, 2020 and 2021

The following table summarizes our results of operations for the nine months ended September 30, 2020 and 2021, together with the changes in those items in dollars and percentages:

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands)
Net revenue	$144,212	$184,446	$40,234	27.9%
Cost of goods sold	78,218	91,464	13,246	16.9
Gross profit	65,994	92,982	26,988	40.9
Sales and distribution expenses (1)	51,472	96,716	45,244	87.9
Research and development expenses (1)	6,578	7,220	642	9.8
General and administrative expenses (1)	23,554	31,807	8,253	35.0
Change in fair value of contingent earn-out liabilities	—	(11,949)	(11,949)	(100.0)
Operating loss	(15,610)	(30,812)	(15,202)	(97.4)
Interest expense, net	3,120	11,877	8,757	280.7
Derivative liability discount related to term loan	—	3,254	3,254	100.0
Loss on extinguishment of debt	—	136,763	136,763	100.0
Change in fair market value of warrant liability	—	26,455	26,455	100.0
Loss on initial issuance of warrant	—	20,147	20,147	100.0
Other expense (income), net	(4)	43	47	1,175.0
Loss before income taxes	(18,726)	(229,351)	(210,625)	(1,124.8)
Provision for income taxes	46	64	18	39.1
Net loss	$(18,772)	$(229,415)	$(210,643)	(1122.1)%

(1)	Amounts include stock-based compensation expense as follows:
	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Sales and distribution expenses	$1,761	$4,968
Research and development expenses	3,231	3,880
General and administrative expenses	12,480	12,482
Total stock-based compensation expense	$17,472	$21,330

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,
	2020	2021
Net revenue	100.0%	100.0%
Cost of goods sold	54.2%	49.6%
Gross margin	45.8%	50.4%
Sales and distribution expenses	35.7%	52.4%
Research and development expenses	4.6%	3.9%
General and administrative expenses	16.3%	17.2%
Change in fair value of contingent earn-out liabilities	0.0%	-6.5%
Operating loss	(10.8)%	(16.6)%
Interest expense, net	2.2%	6.4%
Derivative liability discount related to term loan	0.0%	1.8%
Loss on extinguishment of debt	0.0%	74.1%
Change in fair market value of warrant liability	0.0%	14.3%
Loss on initial issuance of warrant	0.0%	10.9%
Other expense, net	0.0%	0.0%
Loss before income taxes	(13.0)%	(124.1)%
Provision for income taxes	0.0%	0.0%
Net loss	(13.0)%	(124.1)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Direct	$127,358	$180,308	$52,950	41.6%
Wholesale	15,808	3,781	(12,027)	(76.1)%
Managed PaaS	1,046	357	(689)	(65.9)%
Net revenue	$144,212	$184,446	$40,234	27.9%

Net revenue increased $40.2 million, or 27.9% during the nine months ended September 30, 2021 to $184.4 million compared to $144.2 million for the nine months ended September 30, 2020. The increase in net revenue was primarily attributable to increased direct sales volume of $180.3 million, or a 41.6% increase. Direct net revenue is comprised of both organic net revenue and net revenue from our M&A. For the nine months ended September 30, 2021, organic revenue was $87.8 million and revenue from our M&A was $92.7 million. For the nine months ended September 30, 2020, organic revenue was $125.9 million and revenue from our M&A was $1.4 million. Our organic revenue decreased by $38.1 million or 30.3% during the nine months September 30, 2021, as compared to the nine months ended September 30, 2020. This decrease was primarily driven by reduced sales volume, which we attribute to reduced demand due to the reopening of retail and increased average sale prices to offset increased delivery costs which has also reduced sales volume and in inventory shorts due to delayed receipt of goods. Included in our organic net revenue for the nine months ended September 30, 2021 is approximately $12.2 million of revenue for products launched in 2021. Included in our organic net revenue for the nine months ended September 30, 2020 is approximately $17.7 million of revenue for products launched in 2020.

We also saw a decrease in wholesale revenue of approximately $12.0 million versus the corresponding period of the prior year, primarily from a decrease in the sale of PPE in the nine months ended September 30, 2021. Finally, we saw a decrease in Managed PaaS revenue of approximately $0.6 million in the nine months ended September 30, 2021.

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$71,403	$62,968
Kitchen appliances	27,805	29,208
Health and beauty	14,483	6,736
Personal protective equipment	15,356	2,957
Cookware, kitchen tools and gadgets	3,999	16,867
Home office	2,619	7,710
Housewares	3,085	26,709
Essential oils and related accessories	—	23,017
Other	4,416	7,917
Total net product revenue	143,166	184,089
Managed PaaS	1,046	357
Total net revenue	$144,212	$184,446

Heating, cooling and air quality accounted for $63.0 million in net revenue for the nine months ended September 30, 2021 versus $71.4 million for the nine months ended September 30, 2020 driven by reduced sales volume, which we attribute to reduced demand due to the reopening of retail and increased average sale prices to offset increased delivery costs which has also reduced sales volume and in inventory shorts due to delayed receipt of goods.

Kitchen appliances accounted for $29.2 million in net revenue for the nine months ended September 30, 2021 and accounted for $27.8 million in net revenue for the corresponding period in 2020, an increase of $1.4 million from new products launched and growth in our existing products during the nine months ended September 30, 2021, including acquisitions. Cookware, kitchen tools and gadgets accounted for approximately $4.0 million in net revenue for the nine months ended September 30, 2020 and accounted for $16.9 million in net revenue for the corresponding period in 2021, an increase of $12.9 million from new products launched and growth in our existing products during the nine months ended September 30, 2021, including acquisitions. Net revenue from housewares increased approximately $23.6 million from growth in our existing products and new products obtained through acquisitions. We started selling essential oils and related accessories in 2021, which generated $23.0 million in net revenue for the nine months ended September 30, 2021.

Cost of Goods Sold and Gross Margin

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$78,218	$91,464	$13,246	16.9%
Gross profit	$65,994	$92,982	$26,988	40.9%

The increase in cost of goods sold was primarily attributable to an increase of $38.3 million from our M&A additions, offset by a $17.7 million decrease in cost of goods sold from our organic business and $7.4 million from PPE.  Included in cost of goods for the nine months ended September 30, 2021, is an expense of $3.0 million related to obsolescence reserve related to slow moving inventory, which primarily impacts our organic business.

Gross margin improved from 45.8% for the nine months ended September 30, 2020 to 50.4% for the nine months ended September 30, 2021. The improvement in gross margin was due to a change of product mix as our net revenue from our M&A drives better gross margin of 58.4% than our organic business of 43.2%. The obsolescence expense impact in the nine months ended September 30, 2021, accounts for approximately 1.6% of the margin impact on our organic business. The majority of our M&A net revenue tends to be smaller products that have higher gross margins versus our organic business, which tend to be oversized goods that have lower gross margins. We expect to see future impacts in our gross margin on both our M&A and organic businesses as the international shipping container crisis continues to drive shipping container costs higher and cause reductions in delivery reliability which also increases related shipping container delivery costs.

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$51,472	$96,716	$45,244	87.9%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $96.7 million for the nine months ended September 30, 2021 from $51.5 million for the nine months ended September 30, 2020. These increases are primarily attributable to the increase in the volume of products sold in the nine months ended September 30, 2021, of $32.4 million as our e-commerce platform commissions, online advertising, selling and logistics expenses increased to $77.9 million in the nine months ended September 30, 2021 as compared to $45.5 million in the prior period, approximately $4.1 million of bad debt reserve from our dispute with certain a PPE supplier and approximately $1.5 million of professional fees from transition services charges from certain of our M&A businesses. Our sales and distribution fixed costs (i.e., salary and office expenses) increased to $8.3 million for the nine months ended September 30, 2021 from $4.2 million for the nine months ended September 30, 2020 primarily due to an increase in headcount expenses versus the prior period primarily for branding, marketing and customer service. Sales and distribution expenses for the nine months ended September 30, 2021 included an increase in stock-based compensation expense of $3.2 million as the prior quarter period included reversals of expense of certain restricted stock awards granted pursuant to the 2019 Equity Plan, which were cancelled upon termination of certain employees.

As a percentage of net revenue, sales and distribution expenses increased to 52.24% for the nine months ended September 30, 2021 from 35.7% for the nine months ended September 30, 2020 primarily from an increase in last mile shipping costs, bad debt reserve (2.2% as a percentage of net revenue), professional fees from transition services (1.0% as a percentage of net revenue) and stock-based compensation expense (1.7% as a percentage of net revenue). E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 42.2% for the nine months ended September 30, 2021 as compared to 31.6% for the nine months ended September 30, 2020, this increase is predominantly due to product mix and an to the increase in last mile shipping costs, specifically around oversized goods, due to the demand on those third party providers delivery networks.  We expect to see these cost increases continue in the near-term.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Research and development expenses	$6,578	$7,220	$642	9.8%

The increase in research and development expenses was primarily attributable to an increase of stock-based compensation expense of approximately $0.6 million from expenses of certain restricted stock awards granted.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
General and administrative expenses	$23,554	$31,807	$8,253	35.0%

The increase in general and administrative expenses was primarily due to an increase of professional fees of approximately $3.2 million related to merger and acquisition costs, including legal, audit and internal control related fees and an increase in intangibles amortization of approximately $4.1 million.

Change in fair value of contingent earn-out liabilities

	Nine months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Change in fair value of contingent earn-out liabilities	$—	$(11,949)	$(11,949)	100.0%

The increase in change in fair value of contingent earn-out liabilities was related to our acquisitions, which include re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the increase of our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands)
Interest expense, net	$3,120	$11,877	$8,757	280.7%

The increase in interest expense was primarily related to the increase in loan interest and related amortization of deferred financing fees and warrant discounts compared to the prior period’s credit facility and term loan, which had lower borrowings compared to this current period.

Loss on extinguishment of debt

	Nine months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$—	$136,763	$136,763	100%

The increase is attributable to the payment and termination of the High Trail December 2020 Note, February 2021 Note and the termination of the Credit Facility, which resulted in $29.8 million in loss on extinguishment of debt consisting of unamortized deferred finance costs and the extinguishment of the majority of the April 2021 Note loan, which resulted in $107.0 million in loss on extinguishment of debt.

Change in fair market value of warrant liability

	Nine months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$—	$26,455	$26,455	100%
Loss on initial issuance of warrant	$—	$20,147	$20,147	100%

The increase is attributable to the change in the fair value of warrant liability from warrants in connection with the December 2020 Note and the February 2021 Note from the increase of our share price since the issuances of the warrants.  The loss on initial issuance of warrants for the nine months ended September 30, 2021 was primarily driven by the increase of our share price since the issuance of the warrants.

Change in fair value of derivative liability

	Nine Months Ended September 30,		Change
	2020	2021	Amount	%
	(in thousands, except percentage)
Change in fair market value of warrant liability	$—	$3,254	$3,254	100.0%

The increase is attributable to the term loan from High Trail as we fair-valued certain embedded derivatives within the term loan, primarily around default interest rates.

Liquidity and Capital Resources

Cash Flows for the Nine months Ended September 30, 2020 and 2021

The following table provides information regarding our cash flows for the three months ended September 30, 2020 and 2021, respectively:

	Nine Months Ended September 30,
	2020	2021
	(in thousands)
Cash provided by (used in) operating activities	$7,600	$(40,449)
Cash used in investing activities	(14,065)	(44,887)
Cash provided by financing activities	13,499	95,272
Effect of exchange rate on cash	3	(434)
Net change in cash and restricted cash for period	$7,037	$9,502

Net Cash Used in Operating Activities

Net cash provided by operating activities was $7.6 million for the nine months ended September 30, 2020, resulting from our net cash losses from operations of $0.1 million, offset by cash from working capital of $7.7 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net cash used in operating activities was $40.5 million for the three months ended September 30, 2021, resulting from our net cash losses from operations of $15.9 million, offset by cash from working capital of $24.5 million from changes in accounts receivable, purchases of inventory and insurance and payments of accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2020 was primarily for the acquisition of the assets of Truweo (the “Truweo Assets”) for $14.0 million.

For the nine months ended September 30, 2021, net cash used in investing activities of $44.9 million was primarily for the acquisition of the assets from Healing Solutions, LLC for $15.3 million, the assets from Squatty Potty, LLC for $19.0 million and the acquisition of Photo Paper Direct Ltd. of $10.6 million.

Net Cash Provided by Financing Activities

Net cash provided by financing activities of $13.5 million for the nine months ended September 30, 2020 was primarily from $23.4 million of net proceeds received from our underwritten public offering that was completed in August 2020 and was offset by repayments on the Credit Facility of $8.7 million and repayments of the five-year $15.0 million term loan with Horizon of $1.0 million.

For the nine months ended September 30, 2021, cash provided by financing activities of $95.2 million was primarily from proceeds from borrowings from the High Trail April 2021 Notes of $110.0 million, proceeds from cancellation of a warrant of $16.9 million and proceeds from an equity offering of $36.7 million, offset by repayments of the High Trail December 2020 Note and February 2021 Note of $59.5 million, repayments of the High Trail April 2021 Note of $10.1 million and $9.2 million of repayments of notes issued to certain sellers in connection with our M&A activity.

Sources of Liquidity and Going Concern

We have been affected by the impact of the COVID-19 pandemic and related global supply chain disruptions.  Together, these have led to substantial increases in the costs our supply chain, in particular, shipping containers, which we rely on to import our goods, and have reduced the reliability and timely delivery of such shipping containers and substantially increased our last-mile shipping costs on our oversized goods. These cost increases have been particularly substantial for oversized goods, which are a material part of our business. The increased cost of the shipping containers has negatively impacted us in the three months ended September 30, 2021, and we believe it will continue to negatively impact us for at least the next six to nine months. The reduced reliability and delivery of such shipping containers is forcing us to spend more on premium shipping to ensure space on board of the vessels, if at all, and the lack of reliability and timely delivery has further down supply chain impacts as it takes longer for containers to be offloaded and returned. Further, this global supply chain disruption is forcing us to increase our inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, impacting our working capital.

Third party last-mile shipping partners, such as UPS and Fedex, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic.  In addition, we may be adversely impacted by rising costs of the commodity raw materials used to produce our products.

The COVID-19 global pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, we have noticed changes in consumer buying habits, which may have reduced demand for our products. Further, we have increased sale prices on the goods we sell to offset the increased supply chain costs which led to reduced demand for our goods. As such, we have reduced our forecasts for 2021 and in August 2021 we withdrew our guidance for 2021 net revenue and Adjusted EBITDA.

As such, these impacts led us to breach certain of our covenants with our lender, High Trail, and High Trail equitized a portion of its loan during the third quarter of 2021, reducing an aggregate of $76.3 million of principal of its notes through the issuance of an aggregate of 12,154,161 shares of our common stock and paying down $8.7 million of principal in cash.  The remaining $25.0 million term loan is now due in April 2023, the financial Adjusted EBITDA covenants were renegotiated and all other material terms have remained the same. As of the date of this Quarterly Report on Form 10-Q, we are in compliance with our financial covenants with High Trail.

Further, due to this global supply chain disruption, we have reduced our forecast for the next twelve months.  We have been taking, and plan to continue to take, various actions to help improve our financial forecasts and allow us to navigate through this disruption. Our actions include, but are not limited to, obtaining new third party vendors for shipping containers, renegotiating rates with third party last-mile providers, postponing or cancelling some or all of our product launches, reducing fixed costs and increasing our inventory on-hand to ensure products are available on time to sell.  As there can be no assurance that these actions along with our operating forecast for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that we will be able to maintain compliance with our financial covenants with our lender and meet its obligations as they become due, these negative financial conditions raise substantial doubt about our ability to continue as a going concern.

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

As used herein, Contribution margin represents gross profit less amortization of inventory step-up from acquisitions (included in cost of goods sold) and e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses).  As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), changes in fair-market value of warrant liability, loss on initial issuance of warrant, professional fees and transition fees related to acquisitions, reserve on dispute with a PPE supplier, loss from extinguishment of debt, changes of fair-market value of derivative liability related to the term and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expense necessary to operate our business;
•	research and development expenses necessary for the development, operation and support of our software platform;
•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or
•	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold).
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Gross profit	$28,095	$34,175	$65,994	$92,982
Contribution margin	$11,210	$8,232	$20,492	$20,028
Gross profit as a percentage of net revenue	47.8%	50.2%	45.8%	50.4%
Contribution margin as a percentage of net revenue	19.1%	12.1%	14.2%	10.9%
Net Loss	$(805)	$(110,556)	$(18,772)	$(229,415)
EBITDA	$229	$(105,877)	$(15,427)	$(212,717)
Adjusted EBITDA	$5,067	$728	$2,041	$(4,198)
Net loss as a percentage of net revenue	(1.4)%	(162.3)%	(13.0)%	(124.4)%
Adjusted EBITDA as a percentage of net revenue	8.6%	1.1%	1.4%	-2.3%

Contribution Margin

Contribution margin represents gross profit less amortization of inventory step-up from acquisitions (included in cost of goods sold) and e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Gross Profit	$28,095	$34,175	$65,994	$92,982
Add:
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	—	875	—	4,916
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(16,885)	(26,818)	(45,502)	(77,870)
Contribution margin	$11,210	$8,232	$20,492	$20,028
Gross Profit as a percentage of net revenue	47.8%	50.2%	45.8%	50.4%
Contribution margin as a percentage of net revenue	19.1%	12.1%	14.2%	10.9%

Adjusted EBITDA

EBITDA represents net loss plus depreciation and amortization, interest expense, net and income tax expense.  Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), change in fair-market value of warrant liability, loss on initial issuance of warrant, professional fees and transition fees related to acquisitions, reserve on dispute with a PPE supplier, loss from extinguishment of debt, changes of fair-market value of derivative liability related to the term loan and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2021	2020	2021
	(in thousands, except percentages)		(in thousands, except percentages)
Net loss	$(805)	$(110,556)	$(18,772)	$(229,415)
Add:
Provision for income taxes	0	21	46	64
Interest expense, net	934	2,786	3,120	11,877
Depreciation and amortization	100	1,872	179	4,757
EBITDA	229	(105,877)	(15,427)	(212,717)
Other expense (income), net	(23)	5	(4)	43
Change in fair value of contingent earn-out liabilities	—	(4,245)	—	(11,949)
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	—	875	—	4,916
Change in fair market value of warrant liability	—	(8,134)	—	26,455
Derivative liability discount related to term loan	—	1,360	—	3,254
Loss on extinguishment of debt	—	106,991	—	136,763
Loss on initial issuance of warrant	—	—	—	20,147
Professional fees related to acquisitions	—	53	—	1,450
Transition costs from acquisitions	—	130	—	1,314
Professional fees related to Photo Paper Direct acquisition	—	—	—	696
Reserve on dispute with PPE supplier	—	—	—	4,100
Stock-based compensation expense	4,861	9,570	17,472	21,330
Adjusted EBITDA	$5,067	$728	$2,041	$(4,198)
Net loss as a percentage of net revenue	(1.4)%	(162.3)%	(13.0)%	(124.4)%
Adjusted EBITDA as a percentage of net revenue	8.6%	1.1%	1.4%	(2.3)%

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2021, as amended. For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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

In addition, we previously had outstanding debt under the Credit Facility that bore interest. As of September 30, 2021, we did not have any outstanding debt under the Credit Facility. The High Trail Notes are at a fixed rate and as such we were not exposed to interest rate effects for those loans.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the United States represented less than 5% of our net revenue for each of the nine months ended September 30, 2021 and 2020. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the United States. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2021 and 2020.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference in Note 9 “Securities Class Action” or “Shareholder Derivative Actions Related to the Securities Class Action”.

On October 21 and 25, 2021, two shareholder derivative actions were filed on behalf of Aterian by Shaoxuan Zhang and Michael Sheller in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, and William Kurtz as individual defendants, and Aterian as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action, and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched, and (iv) wasted corporate assets. The Sheller action also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event the Company is held liable in the Securities Class Action; the Zhang action alleges analogous liability on the part of Sarig, Hamaide, and Rodriguez. Finally, the Zhang action also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen, and von Walter are liable for violations of Section 14(a) of the Exchange Act. We regard these derivative actions as an attempt to usurp management authority and to divert Company resources into ill-founded litigation, and accordingly intend to vigorously defend against these actions. However, the outcome of these legal proceedings are uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss or income for these actions.

On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) sued Aterian in the Supreme Court of the State of New York, New York County, alleging that Aterian breached the Securities Purchase Agreement (“Purchase Agreement”), dated June 10, 2021, pursuant to which Sabby purchased 400,000 shares of common stock, for an aggregate price of approximately $6 million. Sabby contends that certain of our representations and warranties in the Purchase Agreement concerning our financial condition and the accuracy of its prior disclosures were untrue and that we breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on August 9 and September 23, 2021, when we resolved certain defaults with High Trail. We intend to vigorously defend against this action. However, the outcome of this legal proceeding is uncertain at this point. Based on information available to us at present, we cannot reasonably estimate a range of loss for this action.

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

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended, which could materially affect our business, financial condition, cash flows or future results. The risks described in our Annual Report on Form 10-K for the year ended December 31, 2020 are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as presented below, there have been no material changes from the risk factors associated with our business previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

Risks Relating to Our Business

Due to the impact of the COVID-19 pandemic and related global supply chain disruption, our management has expressed substantial doubt about our ability to continue as a going concern.

We have been affected by the impact of the COVID-19 pandemic and related global supply chain disruption.  Together, these have led to substantial increases in the costs of our supply chain, in particular, shipping containers, which we rely on to import our goods, and have reduced the reliability and timely delivery of such shipping containers and substantially increased our last mile shipping costs on our oversized goods. These cost increases have been particularly substantial to oversized goods, which are a material part of our business.  The increased cost of the shipping containers has impacted us in the three months ended September 30, 2021, and we believe it will continue to negatively impact us for at least the next six to nine months. The reduced reliability and delivery of such shipping containers is forcing us to spend more on premium shipping to ensure space on board of the vessels, if at all, and the lack of reliability and timely delivery has further down supply chain impacts as it takes longer for containers to be offloaded and returned.   Further, this global supply chain disruption is forcing us to increase our inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, which impacts our working capital.

Third party last mile shipping partners, such as UPS and Fedex, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic. In addition, we may be adversely impacted by rising costs of the commodity raw materials used to produce our products.

The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, we have noticed changes to consumer buying habits which may have reduced demand for our products. Further, we have increased sale prices on the goods we sell to offset the increased supply chain costs which led to reduced demand for our goods.

We have been taking, and plan to continue to take, various actions to help improve our financial forecasts and allow us to navigate through the global supply chain disruption. These actions include, but are not limited to, obtaining new third party vendors for shipping containers, renegotiating rates with third party last mile providers, postponing or cancelling  some or all of our product launches, reducing fixed costs and increasing our inventory on-hand to ensure products are available on time to sell. As there can be no assurance that these actions along with our operating forecast for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that we will be able to maintain compliance with our financial covenants with our lender and meet our obligations as they become due, these negative financial conditions raise substantial doubt about our ability to continue as a going concern.

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

In addition, our Managed Platform as a Service (“PaaS”) business is still nascent and we may be unable to successfully maintain or grow our Managed PaaS business.  We can provide no assurance that we will be successful in growing or retaining this business which would result in the loss of PaaS and associated revenues. If we fail to address the risks and difficulties that we face, including those associated with the challenges listed above as well as those described in the “PaaS” section and elsewhere in this “Risk Factors” section, our business, financial condition and our operating results will be adversely affected.

Starting in the second half of 2020, we have initiated an accretive acquisition strategy to acquire Amazon sellers. Competition for such acquisition targets is intense and we may be unable to acquire targets at attractive valuations or at all. While we believe the opportunity to make such acquisitions is significant, we can provide no assurance that our acquisitions will ultimately be accretive in the longer term and we may experience operational challenges with respect to such acquisitions. We have recently acquired several Amazon third-party sellers and we may be unable to sustain the level of financial performance relating to these acquisitions due to a variety of factors including changes in the competitive landscape of the product category and adverse actions of competing sellers. For example, our Truweo acquisition has experienced numerous “black hat” attacks from competitors which has caused the financial performance of that business to decline. Further, certain of these acquired third party sellers prior to our acquisition may have engaged in selling tactics that violated terms of service on the various marketplaces in which they operate. While we discontinue such practices, there can be no assurance that marketplaces will not take adverse action against these businesses, which could lead to reduced future financial performance. Due to the COVID-19 pandemic’s impact on the global supply chain, we intend to reduce the number of acquisitions we complete until the supply chain stabilizes.

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

Further, due to the COVID-19 pandemic’s impact on the global supply chain, we temporarily paused the launch of new products manufactured in Asia, which is currently the majority source of our product launches. The sharp increase in shipping cost has made our target competitive pricing difficult to achieve and current unpredictability of container availability makes it more difficult for us to maintain the required inventory levels, which in turn makes the potential and profitable success of product launches even more difficult to achieve in this current environment.

We have significant operational exposure relating to the COVID-19 pandemic and the impact from this risk could have a material adverse impact on our business, financial condition, operating results and prospects.

The full impact of the COVID-19 pandemic, including the impact associated with preventative and precautionary measures that we, other businesses and governments are taking, continue to evolve as of the date of this Quarterly Report on Form 10-Q. During the first nine months of 2021, we experienced negative impacts to our margins related to increased international freight demands, lack of shipping containers and general international freight congestion due to the continued increased demand of goods being sold on ecommerce marketplaces. We have experienced, and expect to continue to experience, an increase in last-mile shipping costs as shipping providers’ delivery networks continue to be stressed due to increased demand from the increase of goods sold on ecommerce marketplaces. For example, in certain instances, we have been unable to launch new products, replenish inventory for existing products, ship into or receive inventory in our third-party warehouses or ship or sell products to customers, on a timely basis. During the fourth quarter of 2020 and first nine months of 2021, we have experienced production and shipment delays for certain of our products that could result in stock outs on the Amazon marketplace resulting in a decrease of net revenue. We also may be unable to forecast demand for our products during the pendency of this pandemic and we may experience a substantial decrease in the demand for our products, most of which are considered not essential. In addition, the majority of our personnel are currently working remotely which creates challenges in the way we operate our business, including with respect to the manner in which we ensure the quality of our products and meet our reporting obligations. Our ability to execute our operations could be impacted if any of our key personnel contracts COVID-19. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, the continued widespread pandemic could result in significant disruption of global financial markets, reducing our ability to access capital, which could in the future negatively affect our liquidity. At times we have preserved our liquidity and capital resources through various actions which included delaying and negotiating the delay of payments to certain vendors, the effect of such actions could have an adverse impact on our business, including our relationships with these vendors. For example, payment delays to certain of our manufacturing vendors in China during April 2020 had resulted in a temporary loss of availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our manufacturing vendors. Since late 2020, Sinosure has reinstated this insurance to levels that we believe are sufficient to fund our operations. In the future, we may not be able to maintain this insurance on a timely basis or at all, which would have a material impact on our working capital and our ability to fund our operations.

We are taking actions in an attempt to combat the increased prices, inventory shorts and other market pressures we are facing. There are no assurances that any of these steps will be effective or that we will be able to continue to take such actions over the coming months.

Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time.  Our ability to forecast shipping costs, ability to procure inventory, and the COVID-19 pandemic continues to make near term consumer behavior patterns difficult to predict, therefore, we have withdrawn our 2021 net revenue and adjusted EBITDA guidance and cannot be certain if or when we will resume providing financial guidance. Further, if we are unable to remain in compliance with the terms of our existing loan agreement, our lender could accelerate our term loan in which case the lender has the right to receive payment in respect of principal and interest on the loan in shares of our common stock, which could lead to substantial dilution of your investment. Our lender may also increase the cost of capital of maintaining our loan, which could further impact our financial condition. See the risk factor “The terms of our outstanding debt contain restrictive covenants that may limit our operating flexibility. We have previously defaulted on our debt and any future defaults could adversely affect our business, financial performance and results of operations.” below for additional information. Any financing, if successful may be expensive and/or dilutive.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the United States. Coupled with the recent reopening of the majority of the country, we have noticed changes in consumer buying habits that may have reduced demand for our products. We continue to consider the impact of COVID-19 based on the assumptions and estimates used when preparing these consolidated financial statements, including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained.  If the economic conditions caused by COVID-19 worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our results of operations, financial position, and liquidity.

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

We have been affected by the impact of the COVID-19 pandemic and related global supply chain disruption. For example, there has been an increase in the costs of shipping containers and a reduction in reliability and timely delivery of such shipping containers. The reduced reliability and delivery of such shipping containers has forced us to spend more on premium shipping to ensure goods are delivered, if at all, and the lack of reliability and timely delivery has had further down supply chain impacts as it takes longer for containers to be offloaded and returned. Further, this global supply chain disruption is forcing us to increase our inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, impacting our working capital.

Given the long-lasting effects of the COVID-19 pandemic, we expect our inventory management to continue to be impacted by the related global supply chain disruption and experience inventory shortages in the near term, each of which could adversely affect our operating results and financial condition.

Our business, including our costs and supply chain, is subject to risks associated with sourcing, manufacturing, shipping, importing and warehousing.

We currently source all of the products we offer from third-party vendors and, as a result, we may be subject to price fluctuations or supply disruptions. Our operating results would be negatively impacted by increases in the prices of our products, and we have no guarantees that prices will not rise. For example, in the first half of 2021, global prices for commodities such as plastic, aluminum, copper and steel have increased significantly. In addition, as we expand into new categories and product types, we expect that we may not have strong purchasing power in these new areas, which could lead to higher costs than we have historically seen in our current categories. In a number of instances, we have not been able to pass increased costs on to customers, which has adversely affected our operating results. Moreover, in the event of a significant disruption in the supply of raw materials used in the manufacture of our products, the vendors that we work with might not be able to locate alternative suppliers of materials of comparable quality at an acceptable price. For example, natural disasters, extreme weather conditions (including conditions that may be attributable to, or result from, climate change), unforeseen public health crises, such as epidemics and pandemics, have in the past increased raw material costs, impacting pricing with certain of our vendors, and caused shipping delays for certain of our products. As a result, our ability to receive inbound inventory efficiently and ship merchandise to clients has been negatively affected by such natural disasters, pandemics, labor disputes, acts of war or terrorism, and similar factors, whether occurring in the United States or internationally. For example, we receive and warehouse a portion of our inventory in California. If any such disaster were to impact this facility, our operations would be disrupted. In addition, these types of events could negatively impact consumer spending in the impacted regions. We rely on the business continuity plans of third parties to operate during natural disasters or pandemics, like the COVID-19 pandemic, and we have limited ability to influence their plans. The sourcing, manufacturing, importing or warehousing of our products could be significantly disrupted if a third-party does not have a business continuity plan or such business continuity plan does not adequately support our products or operations. Further capacity fluctuations driven by various factors such as seasonality, severe weather events such as droughts, fires, flooding, heat waves, hurricanes, typhoons and other winter storms, tariffs, fuel- and greenhouse gas-related regulations affecting the shipping industry and other regulations that may be enacted to address the potential impacts of climate change, hedging or other factors can cause importing delays, which can lead to volatility in ocean freight rates and availability, causing us to incur additional expense and adversely affecting our operating results. In addition, our third-party warehouse providers may not have sufficient capacity to store our goods or may seek to increase our pricing rates. Any delays, interruption, damage to or increased costs in the manufacture of the product we offer could result in higher prices to acquire the product or non-delivery of product altogether and could adversely affect our operating results.

In addition, we cannot guarantee that products we receive from vendors will be of sufficient quality or free from damage or defects, or that such merchandise will not be damaged during shipping or storage. While we take measures to ensure product quality and avoid damage, including evaluating vendor facilities, operations and product samples, conducting inventory inspections and inspecting returned product, we cannot control merchandise while it is out of our possession or prevent all damage while in our distribution centers. We may incur additional expenses and our reputation could be harmed if clients and potential clients believe that our merchandise is not of high quality or may be damaged.

We may not accurately forecast revenues, profitability and appropriately plan our expenses.

We base our current and future expense levels primarily on our operating forecasts and estimates of sales. Sales and operating results are difficult to forecast because they generally depend on a number of factors including our ability to launch new products on a timely basis and to accurately predict the success of those launches, which are uncertain. Additionally, our business is affected by general economic, business and other conditions around the world, in particular in the U.S. and China. We may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in sales and operating results. If actual results differ from our estimates, our operating results and financial condition could be adversely impacted. In addition, during the second quarter of 2020, we began selling personal protective equipment (“PPE”) to state and local governments in the U.S. The market for PPE is volatile and unpredictable, and we have limited experience sourcing and selling PPE. While we may continue to sell PPE, we can provide no assurances that we will be successful in selling products to such state and local governments or to private businesses, that the products we deliver will be of sufficient quality, the correct specifications or the goods secured at all and our cash deposits refunded, or that we will receive timely payment from the customers. For example, we recently entered into a settlement agreement with a vendor who did not timely supply product to us or refund our deposit after failing to timely supply us with the product. Pursuant to such settlement agreement, the vendor agreed to make payments to us of $4.3 million in the aggregate in cash and product over the next six to nine months. Said vendor has defaulted on the settlement agreement and we have taken a loss on this transaction. While we are pursuing legal action to recoup these funds, we can provide no assurance that we will be able to do so in a timely manner or at all. In addition, any failure to successfully deliver products to state and local governments may harm our business relationships with these state and local governments, our product manufacturers and ultimately our reputation.

We may not be able to sustain our revenue growth rate.

Our recent revenue growth should not be considered indicative of our future performance. Specifically, our net revenue increased by 15.9% for the three months ended September 30, 2021 compared to 2020 and by 27.9% for the nine months ended September 30, 2021 compared to 2020. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include our inability to successfully launch new products that reach our sustain phase and to keep those products in the sustain phase or to grow our PaaS business, as well as the maturation of our business. Our revenue growth rates may also slow in future periods to the extent we are unable to identify and complete acquisitions, or are unable to maintain or grow revenues from such businesses after closing. We can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

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

As we continue to make investments, while balancing the need to achieve profitability, to support our business growth we may require additional funds to maintain, grow and respond to business challenges. Accordingly, we need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, we expect our existing stockholders to suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, we may not be able to raise sufficient equity or equity-like capital without first seeking stockholder approval, which could limit our ability to complete such transaction, or to complete such transaction on a timely basis. Any debt financing secured by us in the future would require the consent of our existing lender, and also could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to maintain, grow and respond to business challenges and opportunities would be significantly limited, and our business and prospects could fail or be adversely affected. If we require additional borrowings in order to achieve continued growth, but are unable to satisfy conditions required by High Trail, we can provide no assurance that we will be able to access borrowings on terms that will be acceptable to us, or that we would be able to refinance the High Trail term loans, on terms acceptable to us, or at all. In addition, if we were to breach our existing term loans with High Trail, High Trail could exercise remedies against us which could result in us having to prepay our existing loans earlier than required and could result in significant dilution to stockholders. See the risk factor “Due to the impact of the COVID-19 pandemic and related global supply chain disruption, our management has expressed substantial doubt about our ability to continue as a going concern.” above and the risk factor “The terms of our outstanding debt contain restrictive covenants that may limit our operating flexibility. We have previously defaulted on our debt and any future defaults could adversely affect our business, financial performance and results of operations.” below.

We currently do not have an effective shelf registration statement on Form S-3 filed with the SEC. As further discussed in the risk factor “As a result of our failure to timely file certain financial statements relating to the Smash Assets, we are currently ineligible to file new short form registration statements on Form S-3, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all.” In our Annual Report on Form 10-K for the year ended December 31, 2020, we are not currently permitted to use our existing registration statements on Form S-3. Absent a waiver of the Form S-3 eligibility requirements and assuming we continue to timely file our required reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the earliest we would regain the ability to use Form S-3 is May 2022. At that time, we may use the shelf registration statement on Form S-3 to offer from time to time any combination of debt securities, common and preferred stock and warrants. In the interim, we intend to complete public offerings through the use of a Form S-1 registration statement and through privately placed financings and as a result we could experience a higher cost of capital and shareholders may experience increased dilution.

The terms of our outstanding debt contain restrictive covenants that may limit our operating flexibility. We have previously defaulted on our debt and any future defaults could adversely affect our business, financial performance and results of operations.

On April 8, 2021, we entered into a securities purchase and exchange agreement with High Trail SA and High Trail ON, pursuant to which, among other things, we issued and sold to High Trail, in a private placement transaction (i) senior secured promissory notes in an initial aggregate principal amount of $110,000,000 (the “April 2021 Notes”) that accrue interest at a rate of 8% per annum and mature on April 8, 2024, and (ii) warrants to purchase up to an aggregate of 2,259,166 shares of our common stock in exchange for:

(a) a cash payment by High Trail to us of $57.7 million, (b) that certain senior secured promissory note in an aggregate original principal amount of $43.0 million issued by us to High Trail SA in December 2020, and (c) that certain senior secured promissory note in an aggregate original principal amount of $16.5 million issued by us to High Trail ON in February 2021. The April 2021 Notes contain affirmative and restrictive covenants that limit our operating ability including to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, pay dividends, incur additional indebtedness and liens and enter into new businesses. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. In addition, the April 2021 Notes are secured by all of our assets, and the April 2021 Notes require us to satisfy certain covenants, including achieving certain adjusted EBITDA amounts. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in the April 2021 Notes or to refinance them would adversely affect our business. Further, at any time, if we violate the terms of the April 2021 Notes or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects, and could also result in dilution to our stockholders in the event we are required to pay back the April 2021 Notes using our common stock. For example, as of June 30, 2021, we failed to achieve our Adjusted EBITDA covenants with our lender and subsequently obtained a waiver.  With the waiver, High Trail waived the events of default relating to our failure to satisfy the Adjusted EBITDA covenant under the April 2021 Notes, effective upon the payment in cash of $10.1 million of the Current Event of Default Acceleration Amount and the issuance of the shares of our common stock for the remaining $11.7 million of the Current Event of Default Acceleration Amount. We paid High Trail an aggregate of $10.1 million in cash on August 9, 2021 and paid $11.7 million by issuing shares of common stock. On September 22, 2021, we entered into letter agreements with High Trail with respect to those certain senior secured promissory notes due 2024 in an aggregate principal amount of $91.3 million (the “Letter Agreements”). Pursuant to the  Letter Agreements, (i) High Trail notified us that High Trail declared events of default under the notes and further notified us that High Trail accelerated an aggregate of $66.3 million of the principal amount of the notes, requiring us to pay $76.6 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021 Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (collectively, the “Acceleration Amount”), (ii) High Trail agreed, contingent and effective upon the repayment of the Acceleration Amount in shares of our common stock in accordance with the April 2021 Notes and the September Letter Agreements and the satisfaction of all of our other obligations under the September Letter Agreements and the Second Omnibus Amendment (as defined below), to waive the events of default, (iii) we agreed that until November 1, 2021, we would not, subject to certain exceptions, issue, offer, sell or otherwise dispose of any equity security, equity-linked security or related security, and (iv) we agreed that, as a result of the occurrence of the events of default, we no longer have the right to require High Trail to exercise warrants to purchase an aggregate of 3,479,097 shares of our common stock previously issued to High Trail (collectively, the “Warrants”) if the price of our common stock exceeds 200% of the exercise price of such Warrants for 20 consecutive trading days and certain other conditions were satisfied.

In connection with the Letter Agreements, on September 22, 2021, we also entered into a Second Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Second Omnibus Amendment”), whereby: (i) the maturity date of the April 2021 Notes was changed from April 8, 2024 to April 1, 2023; (ii) the definition of “Permitted Investment” in the notes was modified to include an exception for certain acquisitions of all or substantially all of the assets of another person or a majority of the equity interests of another person; (iii) the definition of “Target Adjusted EBITDA” was modified to reflect certain of our updated projections; (iv) the liquidity requirements as set forth in that certain Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail, dated August 9, 2021 were removed; (v) the minimum cash threshold covenant was changed from $30.0 million to $15.0 million; (vi) the definition of “Adjusted EBITDA” in the notes was modified to be equal to not less than the Target Adjusted EBITDA for the three-month period ending on the last day of each applicable fiscal quarter instead of the 12-month period ending on such day; and (vi) the exercise prices of the Warrants were modified to be equal to $0.01. High Trail reserved the right to void the term of the Second Omnibus Amendment in full or in part in the event that we breached any of the terms of the Letter Agreements or otherwise failed to timely deliver shares of our common to High Trail as required thereunder.

Pursuant to the terms of the April 2021 Notes and the Letter Agreements, between September 22, 2021 and September 23, 2021, High Trail exercised its right, by delivering notices to us (each, a “Stock Payment Notice”) to require us to satisfy our obligation to repay the Acceleration Amount in shares of our common stock. As required under the Stock Payment Notices, (i) effective September 22, 2021, we issued to High Trail an aggregate of 3,474,814 shares our Company’s common stock (the “Sept 22nd Shares”), and (ii) effective September 23, 2021, we issued to High Trail an aggregate of 5,838,096 shares of our common stock (the “Sept 23rd Shares” and, together with Sept 22nd Shares, the “September Shares”). The Sept 22nd Shares were issued at a price of $8.1212 per share and the Sept 23rd Shares were issued at a price of $8.2808 per share. In accordance with the April 2021 Notes, the price at which the September Shares was issued was equal to 80% of the lesser of (A) the Daily VWAP (as defined in the April 2021Notes) on the date of delivery of the applicable Stock Payment Notice, and (B) the average of the lowest two Daily VWAPs during the ten (10) day VWAP trading period ending on the date of delivery of such Stock Payment Notice. Upon the issuance of such shares, we satisfied our obligation to repay the Acceleration Amount in full. Effective October 21, 2021, High Trail exercised all of the Warrants in full, and we issued an aggregate of 3,479,097 shares of our common stock upon such exercises.

As of September 30, 2021, we are in compliance with our financial covenants with High Trail but there are no assurances we will continue to satisfy the financial covenants. Any additional failure to satisfy the financial covenants may result in another event of default. If an event of default occurs, High Trail could accelerate our term loan in which case High Trail would have the right to receive payment in respect of principal and interest on the loan in shares of our common stock, which could lead to substantial dilution of your investment.

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

In October 2021, we received a class action notification and pre-lawsuit demand with respect to the marketing, advertising and labeling of certain products under the Mueller Austria brand. We intend to vigorously defend against this action, however, the outcome is uncertain at this point.

Risks Relating to the Ownership of our Common Stock

Our share price may be volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from $3.12 to $47.66 per share from January 4, 2021 to November 1, 2021. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	actual or perceived impact on our business due to the COVID-19 pandemic;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	the financial projections we may provide to the public, and any changes in projected operational and financial results;
•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of technological innovations or new offerings by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	additions or departures of key personnel;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	reaction to our press releases and filings with the SEC;
•	changes in accounting principles;
•	lawsuits threatened or filed against us;
•	fluctuations in operating performance and the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in laws or regulations applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	short sales, hedging and other derivative transactions involving our capital stock;
•	short squeezes;
•	comments by securities analysts or other third parties, including blogs, articles, message boards, forums and social and other media;
•	the expiration of contractual lock-up periods, including in connection with acquisition transactions;
•	sales of common stock by our executives;
•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events; and
•	general economic and market conditions.

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

We expect to continue to issue shares of our common stock in connection with acquisitions which could result in substantial dilution in the event such acquisitions are not accretive. In connection with the acquisition of the Smash Assets, we issued 4,220,000 shares of common stock, which we agreed to register for resale with the SEC. In connection with the acquisition of certain assets of Healing Solutions, LLC, we issued 1,387,759 shares of common stock, which we agreed to register for resale with the SEC. In addition, pursuant to a letter agreement with High Trail SA entered into on February 8, 2021, as amended, we agreed to prepare and file by September 30, 2021 a registration statement with the SEC for the purpose of registering for resale 980,000 shares of common stock issued to High Trail SA pursuant to the exercise of a warrant and 1,884,133 shares of common stock underlying a warrant issued to High Trail SA. Further, on April 8, 2021, pursuant to a letter agreement with High Trail, we agreed to prepare and file by September 30, 2021 a registration statement with the SEC for the purpose of registering for resale 130,000 shares of common stock issued to High Trail SA. On April 8, 2021, in connection with the issuance of the April 2021 Notes, we agreed to prepare and file by September 30, 2021 a registration statement with the SEC for the purpose of registering for resale 2,259,166 shares of common stock underlying warrants issued to High Trail. We filed a registration statement registering for resale all of the foregoing shares on May 28, 2021, and such registration statement was declared effective on June 15, 2021, which resulted in such shares becoming freely tradable without restriction under the Securities Act, subject to certain other conditions. Effective October 21, 2021, High Trail exercised all of the Warrants in full, and we issued an aggregate of 3,479,097 shares of our common stock upon such exercises. Any sale of the shares we have registered for resale could have a materially adverse effect on the trading price of our common stock.

We have filed a registration statement registering for resale the 2,666,667 shares of common stock we issued in a private placement financing that closed in June 2021.Registration of these shares under the Securities Act will result in such shares becoming freely tradable without restriction under the Securities Act, subject to certain other conditions. Any sale of these shares could have a materially adverse effect on the trading price of our common stock.

The concentration of our stock ownership will likely limit your ability to influence corporate matters, including the ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of November 4, 2021, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially own approximately 26.7 % of our common stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. Additionally, these stockholders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. This control may materially adversely affect the market price of our common stock. In addition, as further described below, we have entered into voting agreements with a number of parties in connection with our initial public offering and in connection with acquisition transactions. We may elect to release one or more parties from voting agreements which could also limit your ability to influence corporate matters for the foreseeable future.

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

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our common stock.

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.”

A large proportion of our common stock has been and may continue to be traded by short sellers which may increase the likelihood that our common stock will be the target of a short squeeze. A short squeeze has previously led and could in the future lead to volatile price movements in shares of our common stock that are unrelated or disproportionate to our operating performance or prospects. Stockholders that purchase shares of our common stock during a short squeeze may lose a significant portion of their investment.

General Risk Factors

If securities or industry analysts either do not publish research about us, discontinue research coverage, or publish inaccurate or unfavorable research about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the trading price or trading volume of our common stock could decline.

The trading market for our common stock will be influenced in part by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If one or more of the analysts initiate research with an unfavorable rating or downgrade our common stock, provide a more favorable recommendation about our competitors or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If any analyst who may cover us were to cease coverage of us or fail to regularly publish reports on us, for example because we have withdrawn and temporarily ceased providing financial guidance in light of global supply chain disruption and the COVID-19 pandemic, we could lose visibility in the financial markets, which in turn could cause the trading price or trading volume of our common stock to decline.

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

We collect, maintain, transmit and store data about our consumers, brands and others, including credit card information and personally identifiable information, as well as other confidential information. We also engage third parties that store, process and transmit these types of information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology to protect transaction data or other confidential and sensitive information from being breached or compromised. In addition, our brand’s e-commerce websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks and similar disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems or that we or such third parties otherwise maintain, including payment card systems, which may subject us to fines or higher transaction 27 fees or limit or terminate our access to certain payment methods. We and such third parties may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can occur as a result of non-technical issues, including intentional or inadvertent breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases. In addition, as a result of the COVID-19 pandemic, we may face increased cybersecurity risks due to our or third-party service providers’ reliance on internet technology and the number of our and our third-party service providers’ employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Breaches of our security measures or those of our third-party service providers or cyber security incidents could result in unauthorized access to our sites, networks, systems and accounts; unauthorized access to, and misappropriation of, consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In the past, we have experienced social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks; however, such attacks could in the future have a material adverse effect on our operations. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increasing costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants. We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, as well as surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our marketplace platforms and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurances that we will be able to accurately project the rate or timing of increases, if any, in the use of our sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur. Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition and prospects. We continue to devote significant resources to protect against security breaches, or we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, diverts resources from the growth and expansion of our business. To date, we are not aware of any material compromises or breaches of our networks or systems.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On August 9, 2021, we issued 11,191 shares of our restricted common stock to Andrew Blecher, an independent contractor, pursuant to an independent contractor agreement. On August 9, 2021, we issued 44,217 restricted shares of our common stock to Mr. Nadav Zohar pursuant to a prospect referral agreement. On September 8, 2021, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services, we agreed to issue the advisory firm 90,000 shares of restricted common stock, which shares were issued on September 8, 2021.

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

(b) Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38937	4/30/2021	3.1

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of the Company.	8-K	001-38937	4/30/2021	3.2

3.4	Second Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	4/30/2021	3.3

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Mohawk Group Holdings, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.4	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.5	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Mohawk Group Holdings, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.6	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.7	Form of Warrant to Purchase Common Stock, dated February 2, 2021.	8-K	001-38937	2/3/2021	4.2

4.8	Amendment to Warrant to Purchase Common Stock, dated as of February 2, 2021.	8-K	001-38937	2/3/2021	4.4

4.9	Form of Warrant to Purchase Common Stock (Penny Warrant), dated February 9, 2021.	8-K	001-38937	2/9/2021	4.1

4.10	Form of Warrant to Purchase Common Stock, dated February 9, 2021.	8-K	001-38937	2/9/2021	4.2

4.11	Amendment to Warrant to Purchase Common Stock, dated as of February 8, 2021.	8-K	001-38937	2/9/2021	4.5

4.12	Form of Senior Secured Note due 2024.	8-K	001-38937	4/9/2021	4.1

4.13	Form of Warrant to Purchase Common Stock, dated April 8, 2021.	8-K	001-38937	4/9/2021	4.2

4.14	Amendment to Warrant to Purchase Common Stock issued on February 2, 2021, dated as of April 8, 2021.	8-K	001-38937	4/9/2021	4.3

4.15	Amendment to Warrant to Purchase Common Stock issued on February 8, 2021 (Penny Warrant), dated as of April 8, 2021.	8-K	001-38937	4/9/2021	4.4

4.16	Amendment to Warrant to Purchase Common Stock issued on February 8, 2021, dated as of April 8, 2021.	8-K	001-38937	4/9/2021	4.5

4.17	Omnibus First Amendment to Senior Secured Notes Due 2024, dated May 19, 2021, by and among Aterian, Inc., High Trail Investments ON LLC and High Trail Investments SA LLC.	10-Q	001-38937	8/9/2021	10.13

4.18	Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock, dated August 9, 2021, by and among Aterian, Inc., High Trail Investments ON LLC and High Trail Investments SA LLC.	8-K	001-38937	8/10/2021	10.5

4.19*

Second Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock, dated September 22, 2021, by and among Aterian, Inc., High Trail Investments ON LLC and High Trail Investments SA LLC.

10.1+	Letter Agreement (Note Certificate No. A-2), dated August 9, 2021, by and between Aterian, Inc. and High Trail Investments SA LLC.	8-K	001-38937	8/10/2021	10.1

10.2+	Letter Agreement (Note Certificate No. A-3), dated August 9, 2021, by and between Aterian, Inc. and High Trail Investments SA LLC.	8-K	001-38937	8/10/2021	10.2
10.3+	Letter Agreement (Note Certificate No. A-4), dated August 9, 2021, by and between Aterian, Inc. and High Trail Investments ON LLC.	8-K	001-38937	8/10/2021	10.3

10.4+	Letter Agreement (Note Certificate No. A-5), dated August 9, 2021, by and between Aterian, Inc. and High Trail Investments ON LLC.	8-K	001-38937	8/10/2021	10.4

10.5+*	Letter Agreement, dated September 22, 2021, by and between Aterian, Inc. and High Trail Investments SA LLC.

10.6+*	Letter Agreement, dated September 22, 2021, by and between Aterian, Inc. and High Trail Investments ON LLC.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
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

ATERIAN, INC.

Date: November 9, 2021	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2021	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Financial Officer (Principal Accounting and Financial Officer)