Form 10-K
period 2021-12-31
Aterian, Inc.
filed 2022-03-16
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2021

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

(347) 676-1681

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	ATER	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2021 (the last trading day of the registrant’s second fiscal quarter of 2021), was approximately $504.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 4, 2022 was 62,093,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K, to the extent described in Part III. Such definitive proxy statement, or an amendment to this Annual Report on Form 10-K, will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year-ended December 31, 2021.

Auditor Firm Id:	34	Auditor Name:	Deloitte & Touche LLP	Auditor Location:	New York, NY

ATERIAN, INC

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

•	The potential impact of the COVID-19 global pandemic and Russian invasion of Ukraine on our business, revenue and financial condition, including our supply chain and our operations;
•	our expectation that consumer spending will continue to shift online, and that such shift will continue even after the COVID-19 global pandemic ends or recedes;
•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve, sustain and grow net revenue and profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies, including potential acquisitions;
•	our ability to continue as a going concern;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Marketplace e-Commerce Engine) software platform;
•	our ability to successfully launch new products, including our ability to successfully manage supply chain risks;
•	our ability to identify, complete and integrate merger and acquisition transactions;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our ability to identify, acquire, integrate and maintain the financial performance of potential acquisitions;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with laws and regulations applying to our business, including new or modified laws and regulations;
•	our ability to attract and retain key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

We caution you that the foregoing list may not contain all the forward-looking statements made in this Annual Report on Form 10-K.

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations and prospects. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Annual Report entitled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a highly competitive and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected, or that the plans, intentions or expectations disclosed, in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those expressed or implied by the forward-looking statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report, new information or the occurrence of unanticipated events, except as required by law. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, other strategic transactions or investments we may make or enter into.

Non-GAAP Financial Measures

In Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report (the “MD&A”), we present certain financial measures that are derived from our consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission’s rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Non-GAAP Financial Measures” section of the MD&A.

PART I

Item 1. Business.

Overview

Aterian, Inc. and its subsidiaries (“Aterian”, the “Company”, “we”, “us”, and “our”), is a technology-enabled consumer products platform that uses “data science” (which includes but is not limited to, machine learning, natural language processing, and data analytics) to design, develop, market and sell products.  Aterian was founded on the premise that if a company selling consumer packaged goods was founded today, it would apply data science, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics. Today, we predominantly operate through online retail channels such as Amazon.com (“Amazon”) and Walmart, Inc.

We have launched and sold hundreds of SKUs on e-commerce platforms. Through the success of a number of those products we have incubated our own brands. We also have purchased brands and products when we believe it is advantageous.  Today, we own and operate fourteen brands which sell products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils.

Our fourteen brands are hOmeLabs; Vremi, Squatty Potty; Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; Spiralizer; Healing Solutions; and Photo Paper Direct.  By leveraging our proprietary software technology platform, known as AIMEE, we are able to identify new product and market opportunities, and to launch, market and sell products in the rapidly growing global e-commerce market. AIMEE combines large quantities of data, data science and other automation algorithms, at scale, to allow rapid opportunity identification and automated online sales and marketing of consumer products.

AIMEE sources data from various e-commerce platforms, the internet and publicly available data, allowing us to estimate and determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. AIMEE is also connected, through application program interfaces (“APIs”), to multiple e-commerce platforms. This allows us to automate the purchase of marketing, automate various parts of our fulfillment and logistics operations and to automate pricing changes on product listings. We generate revenue primarily through the online sales of our various digital native consumer products and a substantial percentage of our sales are made through the Amazon U.S. marketplace.

See the sections contained within this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” for further information.

Our History and Corporate Information

We were incorporated in Delaware under the name Mohawk Group Holdings, Inc. in March 2018 and we changed our name to Aterian, Inc. in April 2021. We have a single direct operating subsidiary, Aterian Group, Inc., a Delaware corporation, which was incorporated in Delaware in April 2014 as Mohawk Group, Inc. As of December 31, 2021, we have multiple operating subsidiaries located in the U.S., Canada, Ireland, the Philippines and China and conduct various aspects of our business in a number of other geographic locations including Israel, Poland, France and Ukraine.

Our principal executive offices are located at 37 East 18th Street, 7th Floor, New York, NY 10003, and our telephone number is (347) 676-1681. Our website address is www.aterian.io. We do not incorporate the information on, or accessible through, our website into this Annual Report, and you should not consider any information on, or accessible through, our website as part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

Our Platform

AIMEE, our proprietary technology, is a cloud-based modular platform incorporating a multi-tenant architecture. Our platform is highly configurable and designed to provide flexibility in implementing critical business processes. AIMEE connects to multiple e-commerce platforms and other internet based sources through application program interfaces (“APIs”) in order to ingest data.

At its core, AIMEE ingests data used in product research, analysis and performance and provides the automation of numerous sales, marketing and fulfillment tasks and functions. AIMEE helps us automate and manage the life-cycle of our consumer product portfolio and provides us with the ability to scale our business efficiently.  AIMEE, along with our people, allows us to perform the following key business functions:

1)	identify specific product and market opportunities;
2)	execute and manage certain online marketing strategies;
3)	automate portions of the fulfillment processes;
4)	receive inventory visibility; and
5)	receive individual product operational and financial performance.

AIMEE is comprised of three modules that are in various stages of development and that operate today in combination with human judgment and oversight:

1.

Market Research module: AIMEE ingests, analyzes and filters millions of shopping-related data points (e.g., product rankings, average review score and number of reviews). We use this module to research and analyze data, along with outside data points (e.g., manufacturer and supply chain information) to determine what product and market opportunities may exist for us to pursue.  Some of the core functions under this module are:

•	Idea Generator - allows users to conduct research based on various marketplace data points and consumer path to purchase in order to help determine what product opportunities may exist.
•	Keyword Research - allows users to research and understand search trends, seasonality and the most frequently searched words and/or phrases being searched on marketplaces.
•	Product Search - allows users to research and understand, through actual data and estimates, how competing products are performing on marketplaces.

2.

Marketing and Fulfillment module: AIMEE provides operational efficiency and certain automation of various portions of our marketing and fulfillment tasks. We use this module to efficiently scale our business and product portfolio.  Some of the core functions under this module are:

●

Marketing engine - allows users to run processes and tasks, including certain automated functions, as part of the management of our product sales and contribution margin performance on marketplaces. These tasks can include but are not limited to assisting in evaluating price, media buying, product listing health, search engine optimization and inventory levels. AIMEE’s architecture continues to be developed to implement new skills and to execute tactics and strategies.

●

Fulfillment engine - allows our operations team to automate various logistical tasks, allowing us to ingest and continually confirm orders between us, various marketplaces and our warehouse partners. This allows our fulfillment and logistics operations to ensure our consumer products are being fulfilled and picked up for timely delivery. This module also provides us with data on our inventory across our various warehouse locations.

3.

Financial Planning & Analysis module: AIMEE provides product-level financial information on various timely intervals.  This module allows our users to create forecasts with data from within AIMEE and from other outside data points to provide estimated product performance projections which can be compared to actual results.

As part of using AIMEE consistently, we oversee and improve the data and automation driven by our AIMEE platform. Here are some examples for each module of how our team validates the accuracy of the information we use in part in making our business decisions:

1)

Market Research Module.
To verify our market research module’s ability to measure competitor product performance and other metrics, we frequently look at its ability to do so on our own products using only publicly available data. Since we also have accurate inside data for the products we sell, we can verify how close the research module’s estimates of sales are based on limited information.

2)

Market Automation and Fulfillment Modules.
To verify the accuracy of the decisions we make based on our marketing automation and fulfillment modules, we consistently track the daily performance of each product. Tracking daily performance includes the improvement or deterioration of the product’s sales, including but not limited to, marketing programs being executed, and fulfillment costs over time as well as the on-time performance metrics of last mile shipping.

3)

Financial Planning & Analysis Modules.
To verify the accuracy of the decisions we make in conjunction with our Financial Planning & Analysis modules, we consistently spot check the reporting accuracy manually as well as cross-reference the sales results in our dashboards against the reports received from our sales channels, such as Amazon, Walmart, etc.

We continue to develop AIMEE’s capabilities. This includes forecasting, inventory management, online marketing and other aspects, which require human judgment and oversight. At its core, AIMEE is designed to intelligently automate many of our business tasks and provides us with the ability to scale our business.

For the year-ended December 31, 2021 and December 31, 2020, we spent approximately $9.8 million and $8.2 million, respectively, on research and development expenses, of which the majority are related to AIMEE. Included in the year-ended December 31, 2021 and December 31, 2020 research and development expenses were approximately $5.3 million and $3.9 million, respectively, of stock-based compensation expenses, primarily for executives and senior management.  We continue to expect to spend more than $4.0 million annually in research and development expenses, exclusive of stock-based compensation charges.

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

AIMEE, our software platform, infuses technology throughout the consumer product value chain, generally allowing us to create and sell products and brands with a more customer centric value proposition than the legacy incumbents’ products.

We believe our platform makes it possible for us to launch and automates the sales of evergreen products with features that customers have indicated are the most important to them and with profitable unit economics. With scale, we gain purchasing power both at the product level and at the overall fulfillment level, which improves our operating results. We also believe that our platform provides us with substantial leverage such that we can acquire already existing products and utilize AIMEE to optimize “make” versus “buy” decisions. Our technology also gives us the ability to track unit economics on an individual SKU basis, which we believe, combined with the automation of our fixed costs, will allow us to disrupt and scale the consumer product business model.

We believe our platform makes it possible for us to launch and automate the sales of evergreen products with features that customers have indicated are important to them and with profitable unit economics. We also believe that our platform provides us with substantial leverage such that we can acquire already existing products and utilize AIMEE to optimize “make” versus “buy” decisions. Our technology also gives us the ability to track unit economics on an individual SKU basis, which we believe, combined with the automation of our fixed costs, will allow us to disrupt and scale the consumer product business model.

Our product lifecycle can be summarized as follows:

1.

We use AIMEE to analyze shopping-related data points, assist in performing product cash flow projections at the product level and to assist in determining product opportunities in e-commerce markets on which we sell, primarily the US Amazon marketplace.

2.

We contract manufacture products under our owned and operated brands based on the data analyzed by AIMEE and other sources and aim to commercially launch such products roughly within six to eight months after an idea has been identified.

3.    Each of our products typically goes through the Launch phase and depending on its level of success is moved to one of the other phases as further described below:

i.Launch phase: During this phase, we leverage our technology to target marketing opportunities identified using AIMEE (Artificial Intelligence Marketplace e-Commerce Engine) and other sources. During this period of time, due to the combination of discounts and investment in marketing, our net margin for a product could be as low as approximately negative 35%. Net margin is calculated by taking net revenue less the cost of goods sold, less fulfillment, online advertising and selling expenses. These costs primarily reflect the estimated variable costs related to the sale of a product.

ii.Sustain phase: Our goal is for every product we launch to enter the sustain phase and become profitable, with a target of positive 15% net margin for most products, within approximately three months of launch on average. Over time, our products benefit from economies of scale stemming from purchasing power both with manufacturers and with fulfillment providers.

iii.Milk phase or Liquidate phase: If a product does not enter the sustain phase or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell through the remaining inventory. In order to enter the milk phase, a product must be well received and become a strong leader in its category in both customer satisfaction and volume sold as compared to its competition. Products in the milk phase that have achieved profitability should benefit from pricing power and we expect their profitability to increase accordingly. To date, none of our products have achieved the milk phase and we can provide no assurance that any of our products will do so in the future.

To date, our operating results have included a mix of products in the launch, sustain and liquidate phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving net revenue and profitability at the company level while we continue to invest in growth and technology.

Consumer Products - Make versus Buy

We have used AIMEE to internally develop our product portfolio for our owned and operated consumer product brands and have hundreds of SKUs available for sale. AIMEE’s idea generator has been developed to be product agnostic and we believe can generate product opportunities in most product categories. We have also leveraged AIMEE to assist in decision-making and diligence to buy (acquire through acquisition) consumer product brands and related products. During 2021, we acquired the brands Healing Solutions, Squatty Potty and Photo Paper Direct; during 2020, we acquired the brands Truweo, Mueller, Pursteam, Pohl and Schmitt, and Spriralizer and their related products; during 2019, we acquired the brand Aussie Health.

Acquisitions

While we intend to pursue growth from our existing product portfolio and from new product launches, we also intend to pursue growth through strategic acquisitions of digital native brands that we believe will integrate well with our business. When looking at new potential product categories and potential acquisition targets, we typically apply a make-or-buy analysis based in part on the data provided from our AIMEE technology platform and other sources of data combined with our assessment of the risks and costs of successfully launching products in the new product category. We intend to pursue acquisitions when the target meets our financial and other criteria, including revenue and profit sustainability. We expect that these consumer product businesses will typically have built a significant presence on at least one e-commerce marketplace around one or more product categories. We expect that the products of these businesses will have strong unit economics, high product quality and stable supply chains, have developed significant social proof in the form of customer reviews and high search ranking for relevant keywords and are in product categories where frequent product improvement is not required. They also tend to have significant concentration risk due to limited product offerings, have limited ability to scale as they do not have a technology platform enabling automation and have limited working capital to further enable growth.

Our ability to complete any acquisition typically depends on a number of factors such as the successful completion of confirmatory due diligence, negotiation of definitive agreements, the seller providing seller financing, our ability to use debt and equity financing, and permission from our existing lenders.

Platform as a Service (Managed PaaS)

While our core focus is currently on our organic consumer product and acquired business, we believe that as we scale and unlock more resources to invest in it, our Managed PAAS offering could in the long term become a substantial part of our business. We believe that this solution, which includes combined access to our team’s expertise and portions of the AIMEE platform, could provide an advantage over other competitors in this industry. We believe this is because many incumbent companies have historically operated as business-to-businesses and have not invested sufficiently to succeed on online marketplaces. With our Managed PaaS solution, we believe we can bridge this operational gap by offering our technology combined with our substantial know-how in managing business-to-consumer supply chains, marketing, and customer service, among other things.

We currently structure our offering as a standalone service or, in cases where the client’s third-party’s logistics do not allow for fulfillment direct-to-consumer, as a service suite which includes a standard reseller agreement that leverages our integrated direct-to-consumer fulfillment program. Managed PaaS is currently a nominal part of our business and will remain so while we are focusing our resources on scaling our consumer business. We believe that in the short to medium term the consumer business opportunity is larger.

Intellectual Property

We rely primarily on a combination of trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements (including open source software) to protect our intellectual property in the U.S. and internationally. We generally do not pursue patent applications as a means of protecting our intellectual property. We have applied to register or have registered certain of our trademarks in the U.S. and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

Customers

Our customers are mainly individual online consumers who purchase our products primarily on Amazon US, and to a lesser extent on our owned and operated websites and other marketplaces. In 2021, approximately 93% of our revenue was through the Amazon sales platform and in 2020, 88% of our revenue was through the Amazon sales platform.

Seasonality

Our individual product categories are typically affected by seasonal sales trends primarily resulting from the timing of the summer season for certain of our environmental appliance products and the fall and holiday season for our small kitchen appliances and accessories. With our current mix of heating, cooling and air quality, the sales of those products tend to be significantly higher in the summer season. Further, our small kitchen appliances and accessories tend to have higher sales during the fourth quarter, which includes Thanksgiving and the December holiday season. As a result, our operational results, cash flows, cash and inventory positions may fluctuate materially in any quarterly period depending on, among other things, adverse weather conditions, shifts in the timing of certain holidays and changes in our product mix.

Sales and Marketing

Our sales and marketing strategy and approach is driven by our people, who substantially leverage AIMEE. AIMEE is being developed to allow price automatization, media buying and search engine optimization leveraging our proprietary technology software and algorithms we have built into AIMEE. We believe this automation will bring significant competitive advantages for our products and PaaS customers alike. For our SKUs, our advertising investment is focused on online channels and e-commerce platforms. Currently our primary focus on advertising spend is online across Amazon, Google and Facebook. Our spend and approach on advertising is different depending on the life cycle of products on our platform. We view and classify products into categories such as launch, sustain, milk or liquidate.

The launch phase is where we classify new products being introduced into the marketplace. The advertising spend during this stage is aggressive and can last for a number of months on average to ensure the product launch is successful, with a focus on search optimization and the development of social proof that our products are meeting customer needs. Once our products reach the sustain phase, our sales and marketing strategy then focuses primarily on managing price and pay-per-click optimization, along with a corresponding reduction in spending on search optimization and social proof.

Third-Party Manufacturing & Logistics

As of December 31, 2021, we contract, through purchase orders, with approximately 148 manufacturers, predominately in China, for a substantial percentage of our consumer products. As of December 31, 2021, we have an operations team of approximately 26 people in Shenzhen, China, 10 people in our Philippines office, and 14 people across the U.S. that perform sourcing, product testing, manufacturer qualification, quality assurance and control and purchasing, among other things. In general, we do not use master agreements with vendors and aim to have flexibility in our supply chain to match our forecasting needs.

We use a combination of Amazon warehouses, other third-party warehouse and logistics partners to fulfill direct-to-consumer orders, through agreements or terms of services. In addition to fulfillment by Amazon warehouses, in 2018 we began utilizing three geographically distributed third-party warehouses to allow us to deliver orders within two days through ground shipment to approximately 99% of the U.S. market. Warehouse selection for any particular product depends on the size and other aspects of the products to be warehoused, with a focus on optimizing storage and fulfillment costs. We are focused on driving manufacturing and logistics costs down as we grow, scale and improve our purchasing power. We have expanded our third-party warehouse network to provide fulfillment by merchant One Day Prime delivery. This expansion covered approximately 76% of the U.S. market in 2021, based on our sales history. We believe that the increase in warehouse costs associated with this expansion will be more than offset by the decrease in shipping costs to customers as the average last mile shipping zones will decrease due to our increased reach.

Competition

The consumer goods and e-commerce markets are highly competitive, including the market for potential merger and acquisition opportunities where there are many aggregators with substantial access to capital focused on acquiring Amazon third party sellers. Our competitors include traditional and non-traditional consumer good companies, discount stores, traditional retailers, the online platforms of these traditional retail competitors, independent retail stores and e-commerce companies. The market for PaaS services relating to e-commerce, and the U.S. Amazon marketplace in particular, is also very competitive with a variety of well-funded entrants in the space.  The market landscape is diverse, with competitors selling into brands, agencies, manufacturers and retailers alike. The services offered by these competitors vary, with some offering point solutions for specific aspects related to selling on Amazon, including research and business intelligence, Amazon services and listing management, while others focus on a more holistic approach.  Some of these competitors leverage proprietary software to execute their services, while others offer personnel with relevant expertise. In addition, Amazon also offers its sellers a variety of tools that are generally free.

We believe that our owned and operated products business gives us an advantage as we are able to quickly develop new algorithms and test them on our own products to ensure their efficacy before delivering them to Managed PaaS clients. By having our owned and operated businesses, we are able to better predict and develop features that we believe will deliver results for Managed PaaS clients.

With regard to our consumer product business, we believe our competitors are Amazon, Helen of Troy, Newell Brands, Frigidaire, Trademark Global and any other consumer product company that sells products similar to ours in the e-commerce space. There has also been an increase in the number of sellers who are based in China that sell products similar to ours. For our acquisition growth strategy, we believe our competitors are Thrasio, HeyDay, SellerX, Perch, Boosted Commerce and Heroes, among numerous other aggregators in the U.S. and Europe. For our Managed PaaS business, we believe our competitors are Feedvisor, CommerceIQ, Channel Advisor, Teikametrics, Jungle Scout, Helium10 and numerous others. We believe that we are able to compete effectively because of our expertise, platform, data science and other automation.

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

The products sold by us are also subject to regulation by U.S. governmental agencies, including the U.S. Consumer Product Safety Commission, the Federal Trade Commission, United States Food and Drug Administration, the U.S. Environmental Protection Agency, the U.S. Department of Energy and similar state and international regulatory authorities, such as the California Energy Commission. We do not estimate any significant capital expenditures for environmental control matters either in the current fiscal year or in the near future.

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

Substantially most of our products are currently manufactured in China, which may result in additional costs, if laws related to international trade result in additional tariffs on our products.

Although we have not suffered any material restrictions from doing business in the past due to government regulations, significant impediments may arise in the future as we expand product offerings.

From time to time, we dispose or donate of obsolete inventory, which is disposed of or destroyed in compliance with applicable laws and regulations.

People

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. Our employees are critical to the success of our organization and we are committed to supporting our employees’ professional development. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive stockholder value. We provide competitive compensation, which includes a focus on stock-based compensation, and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. As of December 31, 2021, we had 159 employees, of which 156 were full-time, and 60 independent contractors. Of our employees and contractors, 37 are engaged in research and development, 156 are engaged in sales, marketing and operations and 26 are in general corporate and administrative positions.

As of December 31, 2021, our employees and contractors are based in seven offices (including shared workspaces) and remote work locations. Of our employees and contractors, 26 are in research and development, sales, marketing, operations, general corporate and administration in New York, 25 are in operations and revenue across remote roles in the U.S., 32 are in China where we perform operations and manufacturer inspections, one is in the U.K. in finance, 79 are in the Philippines where we perform customer service, sales and marketing and other logistics functions and 26 are in Poland where we perform research and development. We also contract with 21 consultants, predominantly for research and development functions in Ukraine, Poland, Israel and Montreal.

Our employees are not represented by any collective bargaining agreements or labor unions.

Item 1A. Risk Factors.

Summary of Risk Factors

Below is a summary of the principal factors that make an investment in shares of our common stock speculative or risky. These factors, along with other general risk factors, are described in further detail under the heading “Risk Factors” below.

Risks Relating to Our Business

•

Our growth strategy is capital dependent and due to the impact of the COVID-19 pandemic and related global supply chain disruption, our management has expressed substantial doubt about our ability to continue as a going concern.

•	We have a short operating history in a rapidly evolving industry and increasingly competitive environment.
•

We have significant operational exposure relating to the COVID-19 pandemic and related supply chain issues and the impact from this could have a material adverse impact on our business, financial condition, operating results and prospects.

•	We may not be able to sustain our revenue growth rate.
•	We may be limited by our ability to raise the funding we need to support our growth or to maintain our existing business. Also such funding may be available only by diluting existing stockholders.
•	If we are unable to manage our inventory effectively, our operating results and financial condition could be adversely affected.
•

We rely on our technology, including AIMEE, to operate our business and to maintain our competitiveness, and any failure or reduction in the capability of our technology or reduction in the amount of data provided by third parties, the loss of which could limit the functionality of our technology, could harm our business.

•

A significant majority of our revenue is from sales of products on Amazon’s U.S. Marketplace and any change, limitation or restriction on our ability to operate on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

•

Our business depends on our ability to build and maintain strong product listings on e-commerce platforms and to receive favorable customer reviews. If we receive negative reviews, customer complaints, negative publicity or otherwise fail to live up to expectations, it could materially adversely affect our business, results of operations and growth prospects.

•

We may be unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, in part due to our use of stock-based compensation and the volatility of our common stock, and our business could be harmed.

•	The terms of our Credit Facility contain restrictive covenants that may limit our operating flexibility.
•

We are evaluating acquisition targets in a challenging and evolving environment and, our ability to acquire targets at a low multiple may not be viable or such acquisitions could divert our management’s attention.

•

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, may decline in financial performance post closing and otherwise disrupt our operations and adversely affect our operating results.

•	A failure to successfully integrate our acquired businesses or to maintain the same level or better financial performance may adversely affect our business and operations.
•	We are dependent on third-party manufacturers, most of which are located in China.

Risks Relating to Intellectual Property and Cyber Security

•	Our use of open source software may pose particular risks to our proprietary software and systems.
•	We rely on data provided by third parties, the loss or reduction of which could limit the functionality of our platforms or disrupt our business.
•

Any significant disruption in service on our websites or apps or in our computer systems, a number of which are currently hosted or provided by third-party providers, could materially affect our ability to operate, damage our reputation and result in a loss of consumers, which would harm our business and results of operations.

•

Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

•

Assertions by third parties of infringement or misappropriation by us of their intellectual property rights or confidential know-how could result in significant costs and substantially harm our business and results of operations.

•

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Risks Relating to Litigation and Government Regulation

•	Risks associated with the suppliers from whom our products are sourced could materially adversely affect our financial performance as well as our reputation and brand.
•

If our products experience any recalls, product liability claims, or government, customer or consumer concerns about product safety or other consumer protection issues, our reputation, financial condition and operating results could be harmed.

•

If further tariffs or other restrictions are placed on imports from China or any negative trade measures are taken by China, our business, financial condition and results of operations could be materially and adversely affected.

•

We are subject to U.S. governmental regulation and other legal obligations related to privacy, data protection and information security. If we are unable to comply with these, we may be subject to governmental enforcement actions, litigation, fines and penalties or adverse publicity.

•

We handle credit card and other personal information, and, as such, are subject to governmental regulation and other legal obligations related to the protection of personal data, privacy and information security in certain countries where we do business and there has been and will continue to be a significant increase globally in such laws that restrict or control the use of personal data.

•	In Europe, the data privacy and information security regime continues to evolve and is subject to increasing regulatory scrutiny.
•	We are subject to stringent privacy regulations in China that are broader than those of our other operations.

Risks Relating to the Ownership of our Common Stock

•

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

•	Our share price has been very volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.
•

As a result of our failure to timely file certain financial statements relating to the Smash Assets, we are currently ineligible to file new short form registration statements on Form S-3 or to have resale registration statements declared effective in a timely manner, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all, or in the case of resale registration statements, could result in an event of default under our credit facilities or a breach of existing obligations to stockholders with registration rights.

•

A “short squeeze” due to a sudden increase in demand for shares of our common stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our common stock.

•	Future sales and issuances of our capital stock, or the perception that such sales may occur, could cause our stock price to decline.
•	Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

Risks Relating to Our Business

Our growth strategy is capital dependent and due to the impact of the COVID-19 pandemic and related global supply chain disruption, our management has expressed substantial doubt about our ability to continue as a going concern.

As an emerging growth company, we have been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since our inception to execute our growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”).  In addition, our recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers.  As a result, we have incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that we can realize our strategy of growth by generating profits through our organic growth and M&A strategy, and reduce our reliance on outside capital.

We have been affected by the COVID-19 pandemic and related global supply chain disruption. Together, these have led to substantial increases in the costs of our supply chain, specifically, the costs of shipping containers, which we rely on to import our goods. The COVID-19 pandemic and related supply chain disruption have also reduced the reliability and timely delivery of shipping containers, which has in turn negatively impacted our shipping times and substantially increased our shipping costs. These delays and cost increases have been particularly substantial for oversized goods, which are a material part of our business. The increased costs of our supply chain negatively impacted us in the fiscal year ended December 31, 2021, and we believe it will continue to negatively impact us for at least the next six to nine months. There can be no assurances that the costs of our supply chain will ever return to pre-pandemic levels and if that is the case our long-term operating results and financial condition could be adversely impacted.

Due to the reduced reliability and delivery of shipping containers we have had to spend more on premium shipping to ensure space on board of the vessels that carry our goods, if at all, and the general lack of reliability and timely delivery of shipping containers has had further down supply chain impacts as it takes longer for containers to be offloaded and returned. Further, this global supply chain disruption is forcing us to take steps to increase our inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, which negatively impacts our working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic. In addition, we may be adversely impacted by rising costs of the commodity raw materials used to produce our products.

The COVID-19 pandemic also continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the globe, and in the U.S. in particular. We have serious concerns about the effect of inflation on all aspects of our business, including its impact on the supply chain and our consumers. Increasing inflation, coupled with the reopening of the country, have resulted in changes to consumer buying habits, which may have reduced demand for our products. Further, we have increased the sale prices for our products to offset the increased supply chain costs, which has also led to reduced demand for our goods. Reduced demand for our products and increased prices affecting consumer demand generally have also made forecasting and budgeting more difficult.

We have been taking, and plan to continue to take, various actions to help improve our financial forecasts and allow us to navigate through the continuing global supply chain disruption. These actions include, but are not limited to, obtaining new third party vendors for shipping containers, renegotiating rates with third party last mile providers, postponing or canceling some or all of our product launches, and reducing fixed costs and increasing our inventory on-hand to ensure products are available on time to sell. More specifically, due to our need to increase our inventory on-hand to ensure products are available on time to sell and to secure inventory earlier than normal, we may experience working capital tightness based on our forecasts during the first half of 2022 and the first quarter of 2023.

Given the inherent uncertainties associated with executing our growth strategy, as well as the uncertainty associated with the ongoing COVID-19 global pandemic and related global supply chain disruption, we can provide no assurance that we will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund our obligations for the twelve months following the issuance of the accompanying consolidated financial statements.   Further, there can be no assurance that these actions around the supply chain along with our operating forecast for the twelve months following the issuance of the accompanying consolidated financial statements will be attained such that we will be able to maintain compliance with our financial covenants with our lender and meet our obligations as they become due. These negative financial conditions raise substantial doubt about our ability to continue as a going concern.

Our management plans to continue to closely monitor our operating forecast and may pursue additional sources of financing and/or capital to fund our operations or to continue our merger and acquisition strategy. If we are unable to improve our operating results, secure any necessary waivers from our lender, and/or obtain additional sources of financing and capital on acceptable terms (if at all) for our planned operations, including our merger and acquisition strategy, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the further development of, and upgrades and updates to, our software, reduce our sale and distribution infrastructure, limit or postpone our merger and acquisition strategy or otherwise significantly reduce the scope of our business.

We have a short operating history in a rapidly evolving industry and increasingly competitive environment.

We have a short operating history in a rapidly evolving and highly competitive industry that may not develop in a manner favorable to our business. Our relatively short operating history makes it difficult to assess our future performance. You should consider our business and prospects in light of the risks and difficulties we may encounter.

Our future success will depend in large part upon our ability to, among other things:

•	successfully develop, retain and expand our consumer product offerings and geographic reach;
•	acquire and efficiently integrate new product offerings;
•	maintain the quality of our technology infrastructure and the quality of our consumer products;
•	develop new features to enhance AIMEE’s functionality;
•	effectively manage our growth;
•	navigate the global supply chain disruption
•	manage our inventory effectively;
•	hire, integrate and retain talented people at all levels of our organization;
•	avoid interruptions in our business from information technology downtime, cybersecurity breaches or labor stoppages;
•	anticipate and respond to macroeconomic changes; and
•	retain our existing manufacturing vendors and attract new manufacturing vendors.

In addition, there continues to be increased competition in all aspects of our industry. We continue to see money raised by competitors in our space. We are also seeing manufacturers selling products that compete with ours and such manufacturers typically  have a pricing advantage over us.

We have significant operational exposure relating to the COVID-19 pandemic and related supply chain issues and the impact from this in combination with the impact of Russia’s invasion of Ukraine could have a material adverse impact on our business, financial condition, operating results and prospects.

The COVID-19 pandemic has impacted us in numerous ways since the first quarter of 2020 and we believe it will continue to affect our business moving forward.

Amongst other things, it has affected our efficiency and ability to launch new products, replenish inventory for existing products, forecast demand for our products, ship into or receive inventory in our third-party warehouses, and to ship or sell products to customers. In addition, the majority of our personnel are currently working remotely, which creates challenges in the way we operate our business, including with respect to the manner in which we monitor the quality of our products.

If any of our key personnel contracts COVID-19, this could affect our ability to execute our operations. In addition, our operations rely on third-parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and accordingly we rely on the business continuity plans of these third parties to continue to operate during the pandemic and have limited to no ability to influence their plans.

Furthermore, global financial markets could be significantly affected as a result of Russia’s invasion of Ukraine. The U.S., U.K., and the EU governments, among others, have developed coordinated sanctions and export control measure packages including comprehensive financial sanctions against major Russian banks (including SWIFT cut off).

Due to the uncertainty as to the severity and duration of the pandemic, and the impact and extent of Russian aggressiveness the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time. We continue to take steps to preserve our liquidity and capital resources through various actions which include delaying and negotiating the delay of payments to certain vendors. The effect of such actions could have an adverse impact on our business, including our relationships with these vendors. For example, payment delays to certain of our manufacturing vendors in China during April 2020 had resulted in a temporary loss of availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our manufacturing vendors. As of the date of this Annual Report, Sinosure has reinstated this insurance to levels that we believe are sufficient to fund our operations.

Sales and operating results have become more difficult to forecast due to the pandemic and we may suffer from future inventory shortages. This makes it more difficult for us to appropriately plan our expenses. We base our current and future expense levels primarily on our operating forecasts and estimates of sales.  We may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in sales, whether due to lack of inventory or otherwise, and if actual results differ from our estimates, our operating results and financial condition could be adversely impacted.

We may not be able to sustain our revenue growth rate.

Our recent revenue growth should not be considered indicative of our future performance. Specifically, our net revenue increased by 33.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020. As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include our inability to successfully launch new products that reach our sustain phase and to keep those products in the sustain phase, as well as the maturation of our business. In fact, we have paused the launch of new products. Our revenue growth rates may also slow in future periods to the extent we are unable to identify and complete acquisitions, or are unable to maintain or grow revenues from such businesses after closing an acquisition. We can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

We may decide to delay certain investments in order to more quickly achieve profitability, and while such decisions may accelerate net revenue and profitability on a short-term basis, we can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth. In addition, we may focus on product opportunities that have larger addressable markets but require increased levels of marketing investment and we can provide no assurances that such a shift will be successful.

In addition, in the year ended December 31, 2021, we experienced an increase in net revenue in part due to the shift by consumers to online shopping as a result of the COVID-19 pandemic. While we expect this shift to continue, we can provide no assurance that this shift will continue in the near or longer term or continue with respect to the products we offer.

We may be limited by our ability to raise the funding we need to support our growth or to maintain our existing business. Also such funding may be available only by diluting existing stockholders.

The success of our business depends, in part, on our ability to invest significant resources in research, development of our proprietary technology platform, and product development, including through acquisitions. To support our business growth we may require additional funds to maintain, grow and respond to business challenges. Accordingly, we need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, we expect our existing stockholders to suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. The debt we may incur in order to obtain these funds may negatively impact our financial conditions or operating results.

Any debt financing secured by us in the future would require the consent of our existing lenders, and also could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to continue to acquire the financing needed in order to pursue future acquisitions or similar transactions or we may not be able to raise sufficient equity or equity-like capital without first seeking stockholder approval, which could limit our ability to complete such financing, or to complete any related transaction on a timely basis.

We also may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to maintain, grow and respond to business challenges would be significantly limited, and our business and prospects could fail or be adversely affected.

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

Given the long lasting effects of the COVID-19 pandemic, we expect to continue experiencing inventory shortages and our operating results and financial condition could be adversely affected.

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

If our supplies are faced with severe negative economic effects of the COVID-19 pandemic as discussed elsewhere in these Risk Factors they may be forced to reject our purchase orders or only accept a smaller portion of such purchase orders.

In addition, we are unable to predict whether any of the countries in which our suppliers’ products are currently manufactured or may be manufactured in the future will be subject to trade restrictions imposed by the U.S. or foreign governments or the likelihood, type or effect of any such restrictions. Any event causing a disruption or delay of imports from suppliers with international manufacturing operations, including the imposition of additional import restrictions, restrictions on the transfer of funds or increased tariffs or quotas, could increase the cost or reduce the supply of merchandise available to our customers and materially adversely affect our financial performance as well as our reputation and brand. In addition, we may not be able to shift production for our products to other countries not subject to tariffs or other disruptions or be able to obtain competitive pricing and sufficient quality. Furthermore, some or all of our suppliers’ foreign operations may be adversely affected by political and financial instability, resulting in the disruption of trade from exporting countries, restrictions on the transfer of funds or other trade disruptions.

We rely on our technology, including AIMEE, to operate our business and to maintain our competitiveness, and any failure or reduction in the capability of our technology or reduction in the amount of data provided by third parties, the loss of which could limit the functionality of our technology, could harm our business.

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

Our future success also depends on our ability to adapt our technology, our services and infrastructure, including our research, sales and marketing, and logistics and fulfillment platform, which leverages our technology, to meet rapidly evolving e-commerce trends and demands while continuing to improve our software’s performance, features and reliability. The emergence of alternative platforms may require us to continue to invest in new and costly technology. We may not be successful, or we may be less successful than our competitors, in developing technologies that operate effectively across multiple e-commerce platforms, which would negatively impact our business and financial performance. New developments in other areas, such as cloud computing providers, could also make it easier for competitors to enter our markets due to lower up-front technology costs. In addition, we may not be able to maintain our existing systems, replace or upgrade our current systems or introduce new technologies and systems as quickly or cost effectively as we would like. We expect to incur significant costs in the continued development of our technology’s functionality, and any failure to invest in and adapt to technological developments and industry trends may have a material adverse effect on our business, results of operations, financial condition and prospects.

A significant majority of our revenue is from sales of products on Amazon’s U.S. Marketplace and any change, limitation or restriction on our ability to operate on Amazon’s platform could have a material adverse impact to our business, results of operations, financial condition and prospects.

A substantial percentage of our revenue is driven by sales on Amazon’s U.S. marketplace and we are subject to Amazon’s terms of service and various other Amazon seller policies and services that apply to third parties selling products on Amazon’s marketplace.

Amazon has the right to terminate or suspend its agreement with us at any time and for any reason. Amazon may take other actions against us such as suspending or terminating a seller account or product listing and withholding payments owed to us indefinitely. While we endeavor to materially comply with the terms of services of Amazon’s marketplace, we can provide no assurances that Amazon will have the same determination with respect to our compliance.

In addition, Amazon can make changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully launch new products or increase our costs to operate and such changes could have an adverse effect on our business, results of operations, financial condition and prospects. Examples of changes that could impact us relate to platform fee charges (i.e., selling commissions), exclusivity, inventory warehouse availability, excluded products and limitations on sales and marketing.  Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, results of operations, financial condition and prospects.

While we do significant diligence for all of our acquisitions it is difficult to uncover all actions taken by previous owners, some of which may be against the terms of service of Amazon’s platforms and this could impact our ability to operate on Amazon and affect the benefit of the bargain we receive. For example, we have dealt with an issue from the Smash acquisition whereby the former owner's actions have caused us to lose reviews and access to certain inventory. While we are working with Amazon to resolve this issue, there can be no assurances any such actions will be successful and our financial operation conditions could be materially impacted.

We also rely on services provided by Amazon’s fulfillment platform, including Prime Certification, which provides for expedited shipping to the consumer, an important aspect in the buying decision for consumers. For products that we fulfill ourselves, we are qualified to offer our products for sale with Prime Certification delivery. Any inability to market our products for sale with expedited delivery provided under Prime Certification could have a material impact on our business, results of operations, financial condition and prospects. Failure to remain compliant with the best fulfillment practices on Amazon’s platform could have a material impact on our business, results of operations, financial condition and prospects. In addition, due to the COVID-19 pandemic, Amazon has changed the amount of inventory it accepts per product for a period of time. If this were to continue it could cause us to miss sales and/or pay additional shipping costs which would harm our business operations and financial conditions.

Our business depends on our ability to build and maintain strong product listings on e-commerce platforms and to receive favorable customer reviews. If we receive negative reviews, customer complaints, negative publicity or otherwise fail to live up to expectations, it could materially adversely affect our business, results of operations and growth prospects.

Customer complaints or negative publicity about our sites, products, delivery times, customer data handling and security practices, customer support or marketing strategies, even if not accurate, especially on Amazon’s marketplace, blogs, and social media websites could diminish consumers’ views of our product listings and result in harm to our brands. Even a small decrease in any of our product’s ratings on the Amazon marketplace could cause such product to suffer substantial harm. Customers may also make safety-related or other claims regarding a product sold through our online retail partners, such as Amazon, which may result in any such online retail partner removing the product from its marketplace. We have from time to time experienced such removals and such removals may materially impact our financial results depending on the product that is removed and length of time that it is removed.

Unfortunately, a significant portion of our perceived performance by each customer depends on third parties outside of our control, including suppliers and logistics providers who deliver our products. In addition to issues related to the COVID-19 pandemic as addressed above, we may be subject to manufacturing or shipping delays or disruptions caused by a number of factors, including inclement weather, earthquakes, blizzards, tornadoes, floods, power outages and other natural or man-made disasters, including those caused by climate change, labor or social justice activism, health epidemics, bioterrorism, acts of war or other political hostilities.  Because we rely on national, regional and local transportation companies for the delivery of some of our products, we are also subject to risks of breakage or other damage to our products during delivery by any of these third parties. We also use and rely on other services from third parties, such as our telecommunications services, and those services may be subject to outages and interruptions that are not within our control. If any of the foregoing occurs, it may impact our perceived performance and related reviews of our products, which could materially adversely affect our business, results of operations and growth prospects.

Significant merchandise returns could harm our business.

We allow our customers to return products, subject to our return policy. If merchandise returns are significant, our business, prospects, financial condition and results of operations could be harmed. Further, we may modify our policies relating to returns from time to time, which may result in customer dissatisfaction or an increase in the number of product returns. From time to time our products are damaged in transit, which can increase return rates and harm our brand. Our refund liability for sales returns was $0.5 million, and $0.6 million for the years ended December 31, 2020 and December 31, 2021, respectively, which is included in accrued liabilities and represents the expected value of refunds that may be due to our customers. We have seen increased returns on certain SKUs and the e-

commerce economy globally has seen increased returns since the start of the COVID-19 pandemic. If we experience significant product returns, we would incur significant expenses and our results of operations and financial condition would be adversely affected.

We may be unable to retain or motivate key personnel or hire, retain and motivate qualified personnel, in part due to our use of stock-based compensation and the volatility of our common stock, and our business could be harmed.

Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. The loss of one or more of our key personnel or the inability to promptly identify a suitable successor to a key role could have an adverse effect on our business. We do not currently maintain key-person life insurance policies on any member of our senior management team and other key employees, except for our Founder and Chief Executive Officer, Yaniv Sarig.

Competition for well-qualified employees in all aspects of our business, including senior executives, software engineers and other technology professionals, is intense globally. We do not have long-term employment or non-competition agreements with any of our personnel. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate existing employees.  In particular, our software engineers and technology professionals are key to designing, maintaining and improving code and algorithms necessary to our business. In addition, we may experience employee turnover as a result of the ongoing “great resignation” occurring throughout the U.S. economy, which has impacted job market dynamics. New hires require training and take time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. Moreover, we use stock-based compensation as a method to attract, retain and motivate our employees, and if our common stock continues to be volatile, we may be unable to attract well-qualified employees or retain and motivate existing employees and key senior management at cost-effective compensation levels, and if this occurs, our business, results of operations, financial condition and prospects may be adversely affected.

The terms of our Credit Facility contain restrictive covenants that may limit our operating flexibility.

On December 22, 2021, we entered into Credit and Security Agreement with Midcap Funding IV Trust, pursuant to which we received access to a $40.0 million revolving credit facility (the “Credit Facility”). The Credit Facility contains affirmative and restrictive covenants that limit our operating ability including to, among other things, transfer or dispose of assets, merge with other companies or consummate certain changes of control, pay dividends, incur additional indebtedness and liens and enter into new businesses. The Credit Facility also contains affirmative and restrictive covenants that limit our ability including to, among other things, acquire other companies and modify organizational documents. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of our lenders. In addition, the Credit Facility is secured by all of our inventory, and the Credit Facility requires us to satisfy certain covenants, including maintaining either a minimum amount of liquidity or a minimum amount of availability under the Credit Facility. There is no guarantee that we will be able to meet our covenants or pay the principal and interest on any such debt. Furthermore, there is no guarantee that future working capital, borrowings or equity financing will be available to repay or refinance any such debt. Any inability to make scheduled payments, meet the financial or other covenants in our Credit Facility would adversely affect our business. Further, at any time, if we violate the terms of the Credit Facility or otherwise fail to meet our covenants, we may not be able to obtain a waiver from the lenders under satisfactory terms, if at all, which would limit our operating flexibility and/or liquidity and which would have an adverse effect on our business and prospects.

We are evaluating acquisition targets in a challenging and evolving environment and, our ability to acquire targets at a low multiple may not be viable or such acquisitions could divert our management’s attention.

Acquisitions are important to the success of our business and overall corporate strategy, and the inherent risks associated with these transactions have increased due to the global disruption of the COVID-19 pandemic which has affected our potential acquisition targets similarly to how it has affected us, as described elsewhere in this “Risk Factors” section.

Acquisitions of early stage brands may have benefits, such as smaller upfront purchase prices, but also have risks such as limited operating history, less experienced management teams and under-developed systems. As we continue to expand our business and invest in businesses of increasing size with higher performance levels and growing product portfolios, we may face increasing competition in our efforts. As a result of increased competition within the industry we operate, our ability to buy companies at a low multiple may not be viable. Through increased competition, the possibility that the cost of acquisitions may be driven up may adversely affect our long-term business strategy, financial condition and results of operations.

As our business continues to face changing technologies, shifting consumer demands, and frequent introduction of rival products, our success depends on our ability to invest in and adapt to new businesses. Our growth strategy may be adversely affected if we fail to identify, or face increased competition for, suitable acquisition targets.

In addition, pursuing or completing any such acquisitions could divert our management’s attention, and otherwise disrupt our operations and adversely affect our operating results and our financial condition.

Our efforts to expand our business into new brands, products, services, technologies, and geographic regions will subject us to additional business, legal, financial and competitive risks and may not be successful.

Our business success depends to some extent on our ability to expand our customer offerings by launching new brands, products and services and by expanding our existing offerings into new geographies. Our strategy is to use our proprietary software to determine which markets to enter and optimize the mix of products that we offer. Launching new brands, products and services requires significant upfront investments, including investments in marketing, information technology and additional personnel. We operate in highly competitive industries with relatively low barriers to entry and must compete successfully in order to grow our business. As our business expands into new industries, we may not be able to generate satisfactory revenue from these efforts to offset these upfront investments. Any lack of market acceptance of our efforts to launch new brands, products and services or to expand our existing offerings could have a material adverse effect on our business, prospects, financial condition and results of operations. Further, as we continue to expand our fulfillment capability or add new brands, products and services with different requirements, our logistics networks will become increasingly complex and operating them will become more challenging. There can be no assurance that we will be able to operate our networks effectively. We have also entered and may continue to enter new markets and provide product offerings in which we have limited or no experience, which may not be successful or appealing to our customers. In addition, as we enter new markets certain employees are developing specific product level expertise. As discussed elsewhere in this “Risk Factors” section, we may have difficulty retaining such employees and if any of these employees with specific product level expertise leave us, we may face difficulties in maintaining or replacing such specific expertise.

Our ability to attract new customers and increase revenue from existing customers depends, in part, on our ability to enhance and improve our existing features, pinpoint new markets and introduce new products. We expend significant resources on research and development of our products in order to meet our customers’ rapidly evolving demands. The success of any enhancements or new features depends on several factors, including timely completion, adequate quality testing, actual performance quality, market-accepted pricing levels and overall market acceptance. We may not be successful in these efforts, which could result in significant expenditures that could impact our revenue or distract management’s attention from current offerings.

Increased emphasis on the sale of new products or on acquisitions could distract us from focusing on sales of our existing products in existing markets, negatively affecting our overall sales. We have invested and expect to continue to invest in new businesses, products, features, services and technologies. Such endeavors may involve significant risks and uncertainties, including insufficient revenue from such investments to offset any new liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, distraction of management from current operations and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new strategies and offerings are inherently risky, no assurance can be given that they will be successful. Our new features or enhancements could fail to attain sufficient market acceptance for many reasons, including: delays in introducing products in new or current markets; failure to accurately predict market demand or end consumer preferences; defects, errors or failures in our manufacturing; introduction of competing products; poor financial conditions for our customers or poor general macroeconomic conditions; changes in legal or regulatory requirements, or increased legal or regulatory scrutiny, adversely affecting our products; failure of our brand promotion activities or negative publicity about the performance or effectiveness of our existing features and products; and disruptions or delays in the online retailers and, or in addition to, logistics providers distributing our products.

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

We have limited experience with operating internationally or selling our merchandise outside of the U.S., and as we expand internationally, we will need to adapt to different local cultures, standards and policies. The business model and technology we employ and the merchandise we currently offer may not be successful with consumers outside of the U.S. Furthermore, to succeed with consumers and clients in international locations, it may be necessary to locate fulfillment centers in foreign markets and hire local employees in those international centers, and we may have to invest in these facilities and personnel before proving we can successfully run foreign operations. We may not be successful in expanding into international markets or in generating revenue from foreign operations for a variety of reasons, including: localization of our merchandise offerings and technology, including translation into foreign languages and adaptation for local practices; availability of certain technology features and availability of data, including at reasonable costs;  different consumer demand dynamics, which may make our business model, technology and the products we offer less successful compared to in the U.S.; competition from local incumbents that understand the local market and may operate more effectively; regulatory requirements, taxes, trade laws, trade sanctions and economic embargoes, tariffs, import and export quotas, custom duties or other trade restrictions or any unexpected changes thereto; laws and regulations regarding anti-bribery and anti-corruption compliance; differing labor regulations where labor laws may be more advantageous to employees as compared to the U.S. and increased labor costs; more stringent regulations relating to privacy and data security and access to, or use of, commercial and personal information; changes in a specific country’s or region’s political or economic conditions, including changes to or limits on access to internet connectivity; and risks resulting from changes in currency exchange rates.

If we invest substantial time and resources to establish and expand our operations internationally and are unable to do so successfully and in a timely manner, our operating results would suffer.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, may decline in financial performance post closing and otherwise disrupt our operations and adversely affect our operating results.

We may in the future seek to acquire or invest in businesses, features or technologies that we believe could complement or expand our market, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated. In addition, to the extent that we enter into any term sheets or otherwise announce any intention to acquire any additional businesses, features or technologies, any such acquisition would generally be subject to completion of due diligence and required approvals, and would likely require additional financing, and there can be no assurance that any such acquisition will occur or be completed in a timely manner, or at all. There can also be no assurances that any acquired companies or technologies will maintain the same level of financial performance as prior to the acquisition and if that were to occur our business, financial condition and operations could be adversely affected.

Any failure to successfully integrate our acquired businesses or any failure to maintain the same level or better financial performance may adversely affect our business and operations.

Over the past years, we have completed several acquisitions, and plan to continue making acquisitions in the future. We believe that acquisitions may further our growth strategy. In order to obtain the anticipated benefits associated with these acquisitions, we will need to successfully integrate these businesses in an effective and efficient manner. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations, existing contracts and technologies successfully or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from any acquired business, due to a number of factors, including:

•

failure to identify all of the problems, liabilities or other shortcomings or challenges of an acquired company or technology and cybersecurity, including issues related to intellectual property, regulatory compliance practices, product quality and safety, supply chain integration, revenue recognition or other accounting practices, or employee or client issues;

•	difficulty incorporating acquired technology and rights into our proprietary software while maintaining quality and security standards consistent with our brands;
•	inability to generate sufficient revenue to offset acquisition or investment costs;
•	incurrence of acquisition-related costs or any equity dilution associated with funding the acquisition;
•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•	risks of entering new markets or new product categories in which we have limited or no experience;
•	difficulty converting the customers of the acquired business into our customers;
•	diversion of our management’s attention from other business concerns;
•	adverse effects to our existing business relationships as a result of the acquisition;

•	potential loss of key employees, clients, vendors and suppliers from either our current business or an acquired company’s business;
•	use of resources that are needed in other parts of our business;
•	potential write offs or impairment charges relating to acquired businesses;
•	potential unforeseen or undisclosed previous issues relating to the acquired businesses’ compliance with all regulatory requirements or marketplace terms of service;
•	compliance with regulatory matters covering the products of the acquired business; and
•	use of substantial portions of our available cash, or the need to seek or obtain additional financing to consummate the acquisition.

In addition, a significant portion of the purchase price of any business we acquire may be allocated to acquired goodwill and intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could adversely affect our results of operations.  There can also be no assurances that any acquired companies or technologies will maintain the same level of financial performance as prior to the acquisition and if that were to occur our business, financial condition and operations could be adversely affected.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. If an acquired business fails to meet our expectations, our business, operating results and financial condition may suffer.

We are dependent on third-party manufacturers, most of which are located in China.

A substantial portion of our products are manufactured by unaffiliated companies that are located in China. This concentration of manufacturers in a single country exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. The political, legal and cultural environment in China and other nations is continuously evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition. We rely on one large manufacturer for the manufacture of several of our products, including our dehumidifiers. If we were no longer able to maintain that relationship for any reason, we may not be able to timely find another manufacturer, specifically one that provides the same quality, which would negatively affect our business, sales and results of operations.

Our understanding with most of our suppliers do not provide for the long-term availability of merchandise or the continuation of particular pricing practices, nor do they usually restrict such suppliers from selling products to other buyers or directly to consumers themselves. There can be no assurance that our current suppliers will continue to sell us products on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms.

Risks Relating to Intellectual Property and Cyber Security

Our use of open source software may pose particular risks to our proprietary software and systems.

We use open source software in our proprietary software AIMEE, and other of our sophisticated information technologies and systems, and we expect to continue to use open source software in the future. We may use open source software that may require that source code that is developed using such open source software be made available to the public and that any modifications or derivative works to such open source software continue to be licensed under open source licenses. From time to time, we may face claims from third parties claiming infringement. These claims could result in litigation and could require us to purchase a costly license, publicly release the affected portions of our source code, limit our use of or cease using the implicated software unless and until we can re-engineer such software to avoid infringement or change the use of the implicated open source software. These claims could also lead to deactivation of portions of our technology.

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

We rely on data provided by third parties, the loss or reduction of which could limit the functionality of our platforms or disrupt our business.

We use our technology to determine market trends and what markets to enter into. Our ability to successfully use our technology depends on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, primarily, Google and Amazon. Some of this data is provided to us pursuant to third-party data sharing policies and terms of use, under data sharing agreements by third-party providers or by customer consent. The majority of this data is sourced for free or for de minimis amounts. Our technology sources significant amounts of data through application program interfaces (“APIs”) or through other standard data upload/download methods. This source of data allows us, leveraging our technology, to determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality allows us to help determine which products to market, manufacture through contract manufacturers, import and sell on e-commerce marketplaces. The connection to multiple e-commerce platforms through APIs allows us to develop the automation of the purchase of marketing and to automate pricing changes on product listings on those e-commerce platforms.

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

Our ability to sell and market our products relies on the performance and continued development of our technology. Our technology’s functionality, including its continued development, relies upon a number of third-party related services, including those relating to cloud infrastructure, technology services, servers, open source libraries and vendor APIs. Any disruption or loss of any of these third-party services could have a negative effect on our business, results of operations, financial condition and prospects. We may experience interruptions in our systems, including server failures that temporarily slow down or interfere with the performance of our platforms and the ability to sell on e-commerce marketplaces. Interruptions in these systems, whether due to system failures, human input errors, computer viruses, physical or electronic break-ins, or denial-of-service attacks on us, third-party vendors or communications infrastructure, could affect the availability of our services on our platform and prevent or inhibit our ability to sell our products. The volume of traffic and activity on e-commerce marketplaces spikes on certain days, such as on Amazon Prime Day, Black Friday and Cyber Monday, and any such interruption would be particularly problematic if it were to occur on such a high-volume day. Problems with the reliability of our systems or third-party marketplaces could prevent us from earning revenue and could harm our reputation. Damage to our reputation, any resulting loss of customers and e-commerce confidence and the cost of remedying these problems could negatively affect our business, results of operations, financial condition and prospects.

Our ability to maintain communications, network and computer hardware in the countries in which they are used may be subject to regulatory review and licensing in the future, and the failure to obtain any required licenses could negatively affect our business. Our systems and infrastructure are predominately reliant on third parties. Problems faced by our third-party service providers with the telecommunications network providers with whom they contract or with the systems by which they allocate capacity among their users, including us, could adversely affect the experience of our consumers. Our third-party service providers could decide to close their facilities without adequate notice. Any financial difficulties, such as bankruptcy or reorganization, faced by our third-party service providers or any of the service providers with whom they contract may have negative effects on our business, the nature and extent of which are difficult to predict. If our third-party service providers are unable to keep up with our needs for capacity, this could have an adverse effect on our business. Any errors, defects, disruptions or other performance problems with our services could harm our reputation and may have a material adverse effect on our business, results of operations, financial condition and prospects.

Our failure or the failure of third parties to protect our sites, networks and systems against security breaches, or otherwise to protect our confidential information, could damage our reputation and brand and substantially harm our business and operating results.

We collect, maintain, transmit and store data about our consumers, brands and others, including credit card information and personally identifiable information, as well as other confidential information. We also engage third parties that store, process and transmit these types of information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology and may allow transaction data or other confidential and sensitive information to be breached or compromised. In addition, our brand’s e-commerce websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks or disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems that we or such third party service providers otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third party service providers may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can occur as a result of non-technical issues, including intentional or unintentional breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases.

Breaches of our security measures or those of our third-party service providers or other cyber security incidents could result in unauthorized access to our sites, networks, systems and accounts; unauthorized access to, and misappropriation of, consumer information, including consumers’ personally identifiable information, or other confidential or proprietary information of ourselves or third parties; viruses, worms, spyware or other malware being served from our sites, networks or systems; deletion or modification of content or the display of unauthorized content on our sites; interruption, disruption or malfunction of operations; costs relating to breach remediation, deployment of additional personnel and protection technologies, response to governmental investigations and media inquiries and coverage; engagement of third-party experts and consultants; or litigation, regulatory action and other potential liabilities. In the past, we have been the target of social engineering, phishing, malware and similar attacks and threats of denial-of-service attacks. While we have yet to experience any material adverse effects from these attempted attacks, such attacks in the future could have a material adverse effect on our operations. If any of these breaches of security should occur, our reputation and brand could be damaged, our business may suffer, we could be required to expend significant capital and other resources to alleviate problems caused by such breaches, and we could be exposed to a risk of loss, litigation or regulatory action and possible liability. We cannot guarantee that recovery protocols and backup systems will be sufficient to prevent data loss. Actual or anticipated attacks may cause us to incur increased costs, including costs to deploy additional personnel and protection technologies, train employees and engage third-party experts and consultants.

We may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, and surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our marketplace platforms and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurances that we will be able to accurately project the rate or timing of such increases, if any, in the use of our sites and expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our sites on a regular basis, and we may experience instability and performance issues as a result of these changes. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition and prospects. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, may divert resources from the growth and expansion of our business. To date, we are not aware of any material compromises or breaches of our networks or systems.

Assertions by third parties of infringement or misappropriation by us of their intellectual property rights or confidential know-how could result in significant costs and substantially harm our business and results of operations.

Third parties have asserted, and may in the future assert, that we have infringed or misappropriated their trademarks, copyrights, confidential know-how, trade secrets, patents or other intellectual property rights. We cannot predict whether any such assertions or claims arising from such assertions will substantially harm our business and results of operations, whether or not they are successful. If we are forced to defend against any infringement or other claims relating to the trademarks, copyright, confidential know how, trade secrets, patents or other intellectual property rights of third parties, whether they are with or without merit or are determined in our favor, we may face costly litigation or diversion of technical and management personnel. Furthermore, the outcome of a dispute may be that we would need to cease selling a product or use of some portion of our technology, develop non-infringing technology, pay damages, costs or monetary settlements or enter into royalty or licensing agreements. Royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all, and we may be unable to successfully develop non-infringing technology. In addition, Amazon and other marketplaces may remove a product listing if they determine, whether or not accurate, that we are infringing on the intellectual property of others. Any assertions or litigation could materially adversely affect our business, results of operations, financial condition and prospects.

The e-commerce industry is characterized by vigorous protection and pursuit of intellectual property rights, which has resulted in protracted and expensive litigation for many companies. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. In addition, because patent applications can take years to issue and are often afforded confidentiality for some period of time, there may currently be pending applications, unknown to us, that later result in issued patents that could cover one or more of our technologies. For example, the Company has received informal notice from a third-party alleging patent infringement with respect to certain paper transfer products sold by the Company.  The Company is in discussions with representatives of the third party to resolve the matter, does not believe it is infringing any active patents of the third party and intends to defend itself vigorously.

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

Our success depends, in part, on our ability to protect our proprietary methods, trademarks, domain names, copyrights, patents, trade dress, trade secrets, proprietary technology and similar intellectual property, and we rely on trademark, copyright and patent law, trade secret protection, agreements and other methods with our employees and others to protect our proprietary rights. There can be no assurance that the particular forms of intellectual property protection that we seek and implement, including business decisions about when to file trademark applications and patent applications, will be adequate to protect our business. We intend to continue to file and prosecute patent applications when appropriate to attempt to protect our rights in our proprietary technologies. However, there can be no assurance that our patent applications will be approved, that any patents issued will adequately protect our intellectual property, that the scope of the claims in our issued patents will be sufficient or have the coverage originally sought, that our issued patents will provide us with any competitive advantages, or that such patents will not be challenged by third parties or found by a judicial authority to be invalid or unenforceable.

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

Risks Relating to Litigation and Government Regulation

We may be subject to general litigation, regulatory disputes and government inquiries. Any failure to comply with current laws, rules and regulations or changes to such laws, rules and regulations and other legal uncertainties may adversely affect our business, financial performance, results of operations or business growth.

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

For example, we are a party to various actions and claims arising in the normal course of business, certain of which are indicated below:

In September 2019, we received a Test Notice from the U.S. Department of Energy (“DOE”) indicating that a certain dehumidifier model may not comply with applicable energy-conservation standards. The DOE requested that we provide it with several model units for DOE testing. If it is determined that we have violated certain energy-conservation standards, we could be fined pursuant to DOE guidelines, and this civil penalty may be material to our consolidated financial statements. We intend to vigorously defend ourselves. We have submitted to the DOE testing process, made a good-faith effort to provide necessary notice as practicable, and included in a formal response copy of the energy-efficiency report and certification that were issued for the dehumidifier model at the time of production. We believe this product is compliant, and we, in conjunction with our manufacturing partner, have disputed the Test Notice received from the DOE.

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

On May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate naming our company, Yaniv Sarig and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the same court by Jeff Coon against the same defendants. Thereafter, other stockholders asserted similar claims. On August 10, 2021, the court appointed Joseph Nolff as the lead plaintiff of the putative class action, and on October 12, 2021, he filed an amended complaint, (i) adding Arturo Rodriguez as a defendant, (ii) asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (iii) claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding our business, operations, and prospects and that this was revealed on May 4, 2021, when Culper Research published a report allegedly exposing these alleged misrepresentations and omissions. The lead plaintiff has since filed two further amended complaints repeating substantively the same allegations. The Company recently reached an agreement in principle to resolve this action on March

10, 2022 for $1.3 million, subject to negotiation of a formal memorandum of understanding, the execution of final settlement documents, and court approval. If that process does not succeed, the Company is prepared to continue the full defense of this action.

On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of our company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and our company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event we are held liable in the shareholder derivative action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. We believe the allegations are without merit and intend to vigorously defend against these actions. The parties to these actions have agreed to stay this action pending resolution of the Securities Class Action and given the tentative resolution of the Securities Class Action the Company intends to engage with the parties for a resolution of these matters following finalization of that settlement. However, the outcome of these legal proceedings are currently uncertain.

On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) sued our company in the Supreme Court of the State of New York, New York County, alleging that we breached the Securities Purchase Agreement, dated June 10, 2021 (the “Purchase Agreement”), pursuant to which Sabby purchased 400,000 shares of our common stock, for an aggregate price of approximately $6 million. Sabby contends that certain of the representations and warranties made by us in the Purchase Agreement concerning our financial condition and the accuracy of our prior disclosures were untrue and that we breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when we resolved certain defaults with High Trail. We intend to vigorously defend against this action, and, on December 15, 2021, we filed a motion to dismiss, which was fully briefed as of February 11, 2022.

In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling ofcertain products under the Mueller Austria brand. The letter claims that Aterian marketed, advertised, and labeled the products with representations that create the false impression they are made in Austria. The Company intends to vigorously defend against this potential action, which has not reached the stage of litigation yet. The parties are proceeding to mediation in an attempt to reach a reasonable resolution, however the outcome is uncertain at this point. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this potential action We cannot predict the outcome of this dispute with certainty. Regardless of the outcome, these can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Josef Eitan and Ran Nir to resolve the matter as required pursuant to the terms of the PPD Stock Purchase Agreement, however the Company believes its calculations are accurate and intends to vigorously defend itself.

The Company has received informal notice from a third-party alleging patent infringement with respect to certain paper transfer products sold by the Company.  The Company is in discussions with representatives of the third party to resolve the matter, does not believe it is infringing any active patents of the third party and intends to defend itself vigorously.

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

If our products experience any recalls, product liability claims, or government, customer or consumer concerns about product safety or other consumer protection issues, our reputation, financial condition and operating results could be harmed.

Our products are subject to regulation by the U.S. Consumer Product Safety Commission, the Federal Trade Commission (“FTC”) and similar state and international regulatory authorities, and such products sold on our platform could be subject to involuntary recalls and other actions by these authorities. Concerns about product safety including concerns about the safety of products manufactured in developing countries, could lead us to recall selected products. Recalls and government, customer or consumer concerns about product safety could harm our reputation and reduce sales, either of which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We may be subject to product liability claims if people or property are harmed by the products we sell. Some of the products we sell may expose us to product liability claims or other consumer protection issues and litigation (including class actions) or regulatory action relating to safety, personal injury, and death or environmental or property damage.  Although we maintain liability insurance, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. In general, our agreements with members of our supply chain do not indemnify us from product liability for a particular product, and some members of our supply chain may not have sufficient resources or insurance to satisfy their indemnity and defense obligations.

If further tariffs or other restrictions are placed on imports from China or any negative trade measures are taken by China, our business, financial condition and results of operations could be materially and adversely affected.

We purchase a substantial portion of our products from unaffiliated manufacturers that are located in China. This concentration exposes us to risks associated with doing business globally, including changes in tariffs. The Office of the United States Trade Representative previously identified certain Chinese imported goods for additional tariffs to address China’s trade policies and practices. These tariffs could have a material adverse effect on our business and results of operations. Additionally, the Biden administration has canceled tariff exclusions that provided tariff relief to certain products and has yet to signal whether it will reinstate such exclusions or further alter existing trade agreements and terms between China and the U.S., including limiting trade with China, adjusting the current tariffs on imports from China and potentially imposing other restrictions on exports from China to the U.S. Consequently, it is possible that tariffs may be imposed on products imported from foreign countries, including China, or that our business will be affected by retaliatory trade measures taken by China or other countries in response to existing or future tariffs. This may cause us to raise prices or make changes to our operations, any of which could have a material adverse effect on our business and results of operations.

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

The U.S. federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of data relating to individuals, including the use of contact information and other data for marketing, advertising and other communications with individuals and businesses. In the U.S., various laws and regulations apply to the collection, processing, disclosure and security of certain types of data. Additionally, the FTC and many state attorneys general are interpreting federal and state consumer protection laws as imposing standards for the online collection, use, dissemination and security of data. The laws and regulations relating to privacy and data security are evolving, can be subject to significant change and may result in ever-increasing regulatory and public scrutiny and escalating levels of enforcement and sanctions.

In the U.S., federal and various state governments have adopted or are considering laws, guidelines or rules for the collection, distribution, use and storage of information collected from or about consumers or their devices. For example, California recently passed the California Consumer Privacy Act (the “CCPA”), effective as of January 1, 2020, which introduced substantial changes to privacy law for businesses that collect personal information from California residents. The CCPA has been amended several times, and will be significantly updated from the California Privacy Rights Act (the “CPRA”), a ballot initiative that passed in November 2020. Effective in most material aspects starting on January 1, 2023, the CPRA’s amendments to the CCPA will expand California residents’ rights with respect to certain sensitive personal information and give California residents’ a right to opt out of the sharing of certain personal information for targeted online advertising. The CPRA also created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Virginia also recently enacted a CCPA/CPRA-like law, the Virginia Consumer Data Privacy Act, to provide its residents with similar rights. Additionally, the FTC and many state attorneys general are applying federal and state consumer protection laws, to impose standards for the online collection, use and dissemination of data. Furthermore, these obligations may be interpreted and applied inconsistently from one jurisdiction to another and may conflict with other requirements or our practices.

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

In Europe, the data privacy and information security regime continues to evolve and is subject to increasing regulatory scrutiny.

The General Data Protection Regulation (“GDPR”) implements stringent operational requirements for our use of personal data. These stringent requirements include expansive disclosures to our consumers about how we may use their personal data, increased controls on profiling customers and increased rights for customers to access, control and delete their personal data. In addition, there are mandatory data breach notification requirements and significantly increased penalties of the greater of €20 million or 4% of our global turnover for the preceding financial year. The U.K.’s Network and Information Systems Regulations 2018 apply to us as an online marketplace and place additional network and information systems security obligations on us, as well as mandatory security incident notification in certain circumstances with penalties of up to £17 million.

In recent years, U.S. and European lawmakers and regulators have expressed concern over the use of third-party cookies and similar technologies for online behavioral advertising. To address these concerns, the GDPR set forth enumerated requirements as to how websites are meant to properly handle the collection and use of personal data gathered through cookies. Such regulations may have a negative effect on businesses, including ours, that collect and use online usage information for consumer acquisition and marketing, may increase the cost of operating a business that collects or uses such information and undertakes online marketing, may also increase regulatory scrutiny and may increase potential civil liability under data protection or consumer protection laws.

We may incur substantial costs to comply with these regulations. The changes could require significant systems changes, limit the effectiveness of our marketing activities, adversely affect our margins, increase costs and subject us to additional liabilities.

We are subject to stringent privacy regulations in China that are broader than those of our other operations.

Although the China Specification is not a mandatory regulation, it nonetheless has a key role in relation to China’s Cyber Security Law in respect of protecting personal information in China. Furthermore, it is likely that the China Specification will be relied on by Chinese government agencies as a standard to determine whether businesses have abided by China’s data protection rules. The China Specification introduced many concepts and protection rules for personal information in China, such as “Data Controller” from GDPR. From a consent perspective the China Specification and GDPR are similar, but the China Specification has broadened the scope of personal sensitive information as compared to GDPR (including but not limited to phone number, transaction record and purchase history, bank account, browser history and e-ID info such as system account, email address and corresponding password) and thus, the application of explicit consent under the China Specification is more far reaching. Furthermore, under the China Specification, the Data Controller must provide the purpose of collecting and using personal information, as well as business functions of such purpose, and the China Specification requires the Data Controller to distinguish its core function from additional functions to ensure the Data Controller will only collect personal information as needed. Our failure to comply with the China Specification could result in governmental enforcement actions, litigation, fines and penalties, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to risks related to climate change, including potentially increased legislative and regulatory burdens and changing customer preferences, and we may be subject to related lawsuits, all of which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Climate change may increasingly drive change to existing or new legislation and regulations that may negatively impact our business and shape our customers’ preferences for the products we sell. Further, climate change may adversely impact the economy and changing economic conditions and consumer activity could reduce demand for our products. Fluctuations in weather can also affect demand for our products. For example, milder than normal weather can reduce demand for dehumidifiers and air conditioners. Severe weather or acts of nature, including hurricanes, winter storms, earthquakes, floods and other natural disasters can stress systems, disrupt our operations and cause service outages, production delays and property damage that require incurring additional expenses. All of these factors could have an adverse impact on our business, prospects, financial condition and results of operations.

We may also be subject to climate change-related lawsuits and any defense associated with such litigation could be costly, time-consuming and distracting to management and could have a material adverse effect on our business, prospects, financial condition and results of operations

Risks Relating to the Ownership of our Common Stock

We are an emerging growth company, and any decision on our part to comply only with certain reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

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

We intend to take advantage of these and other exemptions until we are no longer an “emerging growth company”. Under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), we will remain an emerging growth company until the earliest of:

●       the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more;

●       the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, or December 31, 2024;

●       the date on which we have issued, during the previous three-year period, more than $1.0 billion in non-convertible debt securities; and

●       the date on which we are deemed to be a “large accelerated filer” under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), (i.e., the first day of the fiscal year after we have (1) more than $700.0 million in outstanding common equity held by our non-affiliates, measured each year on the last day of our second fiscal quarter, (2) been public for at least 12 months, and (3) are not eligible to be deemed a “smaller reporting company” because we do not meet the revenue test of the definition of “smaller reporting company”, which includes an initial determination that our annual revenues are more than $100.0 million for the most recently completed fiscal year).

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

Our share price has been very volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from approximately $2.15 to $47.66 per share from January 1, 2021 to March 15, 2022. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of March 8, 2022, our executive officers, directors and the holders of more than 5% of our outstanding common stock in the aggregate beneficially own approximately 11.6% of our common stock. This concentrated control limits your ability to influence corporate matters for the foreseeable future. As a result, these stockholders, acting together, will have significant influence over all matters that require approval by our stockholders, including the election of directors and approval of significant corporate transactions. Corporate actions might be taken even if other stockholders oppose them. Additionally, these stockholders may cause us to make strategic decisions or pursue acquisitions that could involve risks to you or may not be aligned with your interests. This concentration of ownership might also have the effect of delaying or preventing a change of control of our company that other stockholders may view as beneficial. This control may materially adversely affect the market price of our common stock. In addition, as further described below, we have entered into voting agreements with a number of parties in connection with our initial public offering and in connection with acquisition transactions. We may elect to release one or more parties from voting agreements which could also limit your ability to influence corporate matters for the foreseeable future.

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

however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for us or a spin-off or similar divestiture of our product or platform as a service business as part of a reorganization of us approved by our board of directors. In addition, the rights and obligations under the Restated Voting Agreement will terminate with respect to shares of capital stock sold by a Designating Party in connection with any arm’s length transaction to a third-party that is not a Designating Party, an affiliate of a Designating Party or any other individual or party that has a direct or indirect familial relationship with any Designating Party.

On December 1, 2020, 9830 Macarthur LLC (“9830”), one of the sellers of the assets of the e-commerce business under the brands Mueller, Pursteam, Pohl and Schmitt and Spiralizer (the “Smash Assets”), entered into a lock-up, voting and standstill agreement with us, pursuant to which 9830 agreed that until December 1, 2025, 9830 will, among other things, vote at each annual or special meeting of our stockholders all shares of common stock held by 9830 in accordance with the recommendations of our board of directors on each matter presented to our stockholders at such meeting.

As a result of our failure to timely file certain financial statements relating to the Smash Assets, we are currently ineligible to file new short form registration statements on Form S-3 or to have resale registration statements declared effective in a timely manner, which may impair our ability to raise capital on terms favorable to us, in a timely manner or at all, or in the case of resale registration statements, could result in an event of default under our credit facilities or a breach of existing obligations to stockholders with registration rights.

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

The Securities and Exchange Commission rules required us to file certain financial statements relating to the Smash Assets (the “Smash Financial Statements”) no later than February 16, 2021, and we filed such financial statements on May 14, 2021. As a result of our failure to timely file the Smash Financial Statements, we are not currently permitted to use our existing registration statement on Form S-3. As a consequence, absent a waiver of the Form S-3 eligibility requirements, we are not permitted to sell all of the amount of our common stock or other securities we could otherwise sell until at least June 1, 2022, which could adversely affect our ability to run our operations and progress our product development programs. We also will not be permitted to conduct an “at the market offering” absent an effective primary registration statement on Form S-3.

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

Our business is also affected by general economic and business conditions in the U.S., and we anticipate that it will be increasingly affected by conditions in international markets. In addition, we experience seasonal trends in our business, and our mix of product offerings is highly variable from day-to-day and quarter-to-quarter. Specifically, we have realized a disproportionate amount of our net revenue and earnings for prior fiscal years during warmer weather and summer seasons. If we experience lower than expected net revenue during these periods, it may have a disproportionately large impact on our operating results and financial condition for that year. In anticipation of increased sales activity during the third and fourth quarter, we may incur significant additional expenses, including additional marketing and additional staffing in our customer support operations. In addition, we may experience an increase in our net shipping costs due to complimentary upgrades, split-shipments and additional long-zone shipments necessary to ensure timely delivery for the holiday season. This variability makes it difficult to predict sales and could result in significant fluctuations in our net revenue from period-to-period. A significant portion of our expenses is fixed, and as a result, we may be unable to adjust our spending in a timely manner to compensate for any unexpected shortfall in net revenue. Any failure to accurately predict net revenue or gross margins could cause our operating results to be lower than expected, which could materially adversely affect our financial condition and stock price.

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

Future sales of substantial amounts of our common stock in the public market could reduce the prevailing market prices for our common stock. Substantially all of our outstanding common stock is eligible for sale as are shares of common stock issuable under vested and exercisable stock options. If our existing stockholders sell a large number of shares of our common stock, or the public market perceives that those existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate, or at all.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could significantly reduce the value of shares of our capital stock to a potential acquirer or delay or prevent changes in control or changes in our management without the consent of our board of directors. Our charter documents include the following provisions:

●        a classified board of directors with three-year staggered terms, which may delay the ability of stockholders to change the membership of a majority of our board of directors;

●        no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

●        the exclusive right of our board of directors, unless the board of directors grants such right to the stockholders, to elect a director to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors;

●        the required approval of at least two-thirds of the shares entitled to vote to remove a director for cause, and the prohibition on removal of directors without cause;

●        the ability of our board of directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of stockholders or a hostile acquirer;

●        the ability of our board of directors to alter our amended and restated bylaws without obtaining stockholder approval;

●        the required approval of at least two-thirds of the shares entitled to vote to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation regarding the election and removal of directors;

●        a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders;

●        an exclusive forum provision providing that the Court of Chancery of the State of Delaware will be the exclusive forum for certain actions and proceedings;

●        the requirement that a special meeting of stockholders may be called only by the board of directors, the chairperson of the board of directors, the chief executive officer or the president (in the absence of a chief executive officer) which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and

●        advance notice procedures that stockholders must comply with in order to nominate candidates to our board of directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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

We have $152.0 million net operating loss carryforwards as of December 31, 2021, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even as we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, such as research and development credit carryforwards, before utilization.

Accounting adjustments due to changes in circumstances or estimates may require us to write down intangible assets, such as goodwill and may have a material impact on our financial reporting and results of operations.

We operate under one business component which is the same as our reporting unit based on the guidance in ASC Topic 350-20.

We engaged a third-party valuation specialist to assist in performing our goodwill test in December 2021. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method, a form of the income approach, and the guideline public company method, a form of the market approach.

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

We believe that the assumptions and estimates made are reasonable and appropriate, and changes in our assumptions and estimates could have a material impact on our reported financial results. In addition, sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of our reporting unit and could result in non-cash impairment charges that could be material to our consolidated balance sheet or results of operations. We began to experience improvement in our operating margins and additional improvement in our products performance before the inclusion of fixed costs. These improvements, coupled with our acquisitions, supported our conclusion that we would generate significant improvements in the operating results. However, even with a sensitivity analysis on projected operating results, we still had significant excess fair-value over our carrying value.

Since December 31, 2020, we had an additional increase in the amount of goodwill through acquisitions made in 2021. Although we have experienced volatility in our share price and short-term forecasts, impacting our going concern analysis due lender covenant risks, we believe we have had no triggering events as our overall long-term forecasts remain materially the same as of December 31, 2021. However, if we continue to experience downward share price volatility or there are material reductions in long-term forecasts the excess fair-value over our carrying value could be reduced significantly and could lead to a triggering event and ultimately to a goodwill impairment charge. We performed a full step one impairment test at 12/31/2021 and concluded no impairment and that our estimated fair-values exceeded our carrying values by 21% as of the year-ended December 31, 2021.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated cash flows, discount rates and market multiples. If our adjusted expectations of the operating results do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.

While we believe our conclusions regarding the estimates of fair value of our reporting units are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

On an ongoing basis, we evaluate whether facts and circumstances indicate any impairment of the value of intangible assets. As circumstances change, we cannot assure you that the value of these intangible assets will be realized. If we determine that a significant impairment has occurred, we will be required to write-off the impaired portion of goodwill, which could have a material adverse effect on our results of operations in the period in which the write-off occurs.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2021, we had offices, including shared workspaces, in seven locations.

Our New York office with approximately 5,200 square feet of space is our corporate headquarters and is leased for a term of two years expiring April 2023. Our UK office is a building we own, our China office is leased for a term of three years expiring in May 2024 and our Poland office with approximately 5,000 square feet of space is leased through July 2023.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Capital Market under the symbol “ATER”.

Holders of Record

As of December 31, 2021, there were approximately 152 holders of record of our common stock.

Stock Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” nor to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent we specifically incorporate it by reference into such filing.

The following graph shows a comparison of our cumulative total returns with those of the Russell 2000 Index and the Standard & Poor’s (“S&P”) 500 Index. At this time, we cannot reasonably identify a comparable peer group due to the fact that the companies we consider to be our competitors encompass a vast range of companies, including traditional and non-traditional consumer good companies, discount stores, traditional retailers, the online platforms of these traditional retail competitors, independent retail stores and e-commerce companies, and most of our competitors are not publicly traded or of a similar market capitalization to ours. During 2021, we joined the Russell 2000 Index and thus, we consider the Russell 2000 Index to be our most comparable peer group index as it is comprised of companies with market capitalizations similar to our own. The graph assumes that the value of an investment in our common stock and in each such index was $100 on June 12, 2019, the date of our initial public offering, and that all dividends have been reinvested. The comparison in the graph below is based on historical data and is not intended to forecast the possible future performance of our common stock.

Dividends

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings, if any, to finance the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors or any authorized committee thereof after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors or such committee deems relevant, and subject to the restrictions contained in our current or future financing instruments. Pursuant to the Credit Agreement, dated as of December 22, 2021, with Midcap Funding IV Trust as Agent (“MidCap”) and the lenders party thereto, we are restricted from declaring any dividends or other distributions, subject to exceptions for certain of our subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities

On October 29, 2021, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for $0.2 million of the services, we issued the advisory firm 500,000 shares of our restricted common stock.

On November 18, 2021, we issued an aggregate of 1,408,242 restricted shares of our common stock to Healing Solutions, LLC and related individuals to settle our earn-out obligations in connection with our acquisition of the Healing Solutions Assets.

On December 30, 2021, we issued 15,000 restricted shares of our common stock to a consultant, Sam Appelbaum, as consideration for less than $0.1 million of services rendered.

The issuance of the foregoing securities was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve a number of risks, uncertainties and assumptions. Actual events or results may differ materially from our expectations. Important factors that could cause actual results to differ materially from those stated or implied by our forward-looking statements include, but are not limited to, those set forth in Part I, “Item 1A. Risk Factors” in this Annual Report. All forward-looking statements included in this Annual Report are based on information available to us as of the time we file this Annual Report and, except as required by law, we undertake no obligation to update publicly or revise any forward-looking statements.

Overview

We are a technology-enabled consumer products platform that uses “data science” (which includes but is not limited to, machine learning, natural language processing, and data analytics) to design, develop, market and sell products.  We were founded on the premise that if a company selling consumer packaged goods was founded today, it would apply data science, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics. Today, we predominantly operate through online retail channels such as Amazon.com (“Amazon”) and Walmart, Inc.

We have launched and sold hundreds of SKUs on e-commerce platforms. Through the success of a number of those products we have incubated our own brands. We also have purchased brands and products when we believe it is advantageous.  Today, we own and operate fourteen brands that sell products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils. Our fourteen brands include, hOmeLabs; Vremi; Squatty Potty; Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; Spiralizer; Healing Solutions; and Photo Paper Direct.

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

To date, our operating results have included a mix of products in the launch and sustain phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving net revenue and  profitability at the company level while we continue to invest in growth and technology. Due to the impact of the COVID-19 pandemic on the global supply chain, we have been forced to increase our inventory on hand to avoid disruption in sales. The unpredictability of container availability, space on vessels and shipping lead times, as well as associated manufacturing lead time, has forced us to secure more inventory upfront. Having more inventory on hand not only impacts our working capital but also requires us to increase our storage capacity (warehouse network) which of itself has a capital impact.

The following table shows the number of launches of new products included in our net revenue that have achieved, or are expected to achieve, more than approximately $0.5 million in net revenue per year on average.

	Year-Ended December 31,
	2019	2020	2021
Launches of new products	32	37	40

Our growth in direct revenue can be impacted by the timing and the season in which products are launched as well as the impact of mergers and acquisitions.

Further due to the COVID-19 pandemic’s impact on the global supply chain, we have paused the launch of new products. The sharp increase in shipping costs has made our target competitive pricing difficult to achieve and the current unpredictability of container availability makes it more difficult for us to maintain the required inventory levels, which in turn makes the potential and profitable success of product launches even more difficult to achieve in this current environment. Furthermore, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, supply chain and financial markets. We will continue to evaluate the impacts of this, in addition to the impacts of the COVID-19 pandemic, on our business.

Financial Operations Overview

Net Revenue—We derive our revenue from the sale of consumer products, primarily in the U.S. We sell products directly to consumers through online retail channels and through wholesale channels. Direct-to-consumer sales (i.e., direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

Cost of Goods Sold—Cost of goods sold consists of the book value of inventory sold to customers during the reporting period and the amortization of inventory step-up from acquisitions. Book value of inventory includes the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from our manufacturers to our warehouses, as applicable. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices, less expected disposal costs. The Office of the U.S. Trade Representative has imposed additional tariffs on products imported from China. We contract manufacturers, predominantly in China, through purchase orders, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impact a significant number of our products. We can provide no assurances that future tariff increases will not be enacted. These increases may affect the way we order products, as well as the amount of product we order. If tariff increases are enacted in the future, our pricing actions are expected to be intended to offset the full gross margin impact from such tariffs.  Further, we have been affected by the COVID-19 pandemic and related global supply chain disruption. Together, these have led to substantial increases in the costs of our supply chain, specifically, the costs of shipping containers, which we rely on to import our goods. We have increased pricing, when possible, to offset the full gross margin impact which at times has led to reduced sales velocity on certain products at certain times of the year. There are no assurances that these pricing actions will not reduce customer orders in the future.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses— Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and e-commerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e., sales and distribution variable expenses).  Sales and distribution expenses also include employee compensation and benefits and other related fixed costs.  Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”) or fulfilled by Walmart (“WFS”). After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon, to approximately 76% of the U.S., within one day and to over 99% of the U.S. within two days, based on our sales history.  We continually review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees and other general overhead costs, including the costs of being a public company.

Interest Expense, Net— Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) and our term loans with High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”).

Results of Operations

Comparison of Years-Ended December 31, 2020 and 2021

The following table summarizes our results of operations for the years-ended December 31, 2020 and 2021, together with the changes in those items in dollars and percentage:

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
NET REVENUE	$185,704	$247,767	$62,063	33.4%
COST OF GOODS SOLD	100,958	125,904	24,946	24.7
GROSS PROFIT	84,746	121,863	37,117	43.8
OPERATING EXPENSES:
Sales and distribution expenses (1)	68,005	127,369	59,364	87.3
Research and development expenses (1)	8,130	9,837	1,707	21.0
General and administrative expenses (1)	30,631	45,099	14,468	47.2
Settlement of a contingent earnout liability	—	4,164	4,164	100.0
Change in fair value of contingent earn-out liabilities	12,731	(30,529)	(43,260)	-339.8
TOTAL OPERATING EXPENSES:	119,497	155,940	36,443	30.5
OPERATING LOSS	(34,751)	(34,077)	674	-1.9
INTEREST EXPENSE—net	4,979	12,655	7,676	154.2
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	—	3,254	3,254	100.0
LOSS ON EXTINGUISHMENT OF DEBT	2,037	138,859	136,822	6,716.8
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	21,338	26,455	5,117	24.0
LOSS ON INITIAL ISSUANCE OF WARRANTS	—	20,147	20,147	100.0
OTHER EXPENSE (INCOME)—net	(27)	45	72	-266.7
LOSS BEFORE INCOME TAXES	(63,078)	(235,492)	(172,414)	273.3
PROVISION FOR INCOME TAXES	48	532	484	1008.3
NET LOSS	$(63,126)	$(236,024)	$(172,898)	273.9%

(1)Amounts include stock-based compensation expense as follows:

	Years-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$2,533	$6,809	$4,276	168.8%
Research and development expenses	3,965	5,339	1,374	34.7%
General and administrative expenses	16,218	16,839	621	3.8%
Total stock-based compensation expense	$22,716	$28,987	$6,271	27.6%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Year-Ended December 31,
	2020	2021
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	54.4	50.8
GROSS PROFIT	45.6	49.2
OPERATING EXPENSES:
Sales and distribution expenses	36.6	51.4
Research and development expenses	4.4	4.0
General and administrative expenses	16.5	18.2
Settlement of a contingent earnout liability	—	1.7
Change in fair value of contingent earn-out liabilities	6.9	(12.3)
TOTAL OPERATING EXPENSES:	64.4	63.0
OPERATING LOSS	(18.8)	(13.8)
INTEREST EXPENSE—net	2.7	5.1
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	—	1.3
LOSS ON EXTINGUISHMENT OF DEBT	1.1	56.0
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	11.5	10.7
LOSS ON INITIAL ISSUANCE OF WARRANTS	—	8.1
OTHER EXPENSE (INCOME)—net	—	—
LOSS BEFORE INCOME TAXES	(34.1)	(95.0)
PROVISION FOR INCOME TAXES	—	0.3
NET LOSS	(34.1)%	(95.3)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Direct	$164,218	$235,817	$71,599	43.6%
Wholesale	20,150	11,528	(8,622)	(42.8)%
Managed PaaS	1,336	422	(914)	(68.4)%
Net revenue	$185,704	$247,767	$62,063	33.4%

Net revenue increased $62.1 million, or 33.4%, during the year-ended December 31, 2021 to $247.8 million, compared to $185.7 million for the year-ended December 31, 2020.  The increase in net revenue was primarily attributable to an increase in direct net revenue of $71.6 million, or a 43.6% increase. Direct net revenue consists of both organic net revenue and net revenue from our mergers and acquisitions (“M&A”). For the year-ended December 31, 2021, organic revenue was $118.4 million and revenue from our M&A businesses was $120.9 million. For the year-ended December 31, 2020, organic revenue was $147.9 million and revenue from our M&A businesses was $16.3 million. Our organic revenue decreased by $29.5 million, or 19.9%, during the year-ended December 31, 2021, as compared to the year-ended December 31, 2020. This decrease was primarily driven by reduced sales volume, which we attribute to both reduced demand due to the reopening of brick & mortar retail, and increased sale prices due to global supply chain disruptions and inventory shorts due to delayed receipt of goods.  Included in our organic net revenue for the year-ended December 31, 2021 is approximately $15.7 million of revenue for products launched in 2021. Included in our organic net revenue for the year-ended December 31, 2020 is approximately $23.6 million of revenue for products launched in 2020.

We also saw a decrease in wholesale revenue of $8.6 million versus the prior year, primarily from a decrease in the sale of personal protective equipment (“PPE”) in the year-ended December 31, 2021. Finally, we saw a decrease in Managed PaaS revenue of $0.9 million in the year-ended December 31, 2021.

	Year-Ended December 31,
	2020	2021
	(in thousands)
Heating, cooling and air quality	$78,424	$73,685
Kitchen appliances	29,711	43,180
Health and beauty	26,070	15,579
Personal protective equipment	15,488	6,073
Cookware, kitchen tools and gadgets	14,868	22,933
Home office	7,669	12,352
Housewares	3,277	33,951
Essential oils and related accessories	—	27,444
Other	8,861	12,148
Total net product revenue	184,368	247,345
Managed PaaS	1,336	422
Total net revenue	$185,704	$247,767

Heating, cooling and air quality accounted for $73.7 million in net revenue for the year-ended December 31, 2021 compared to $78.4 million for the year-ended December 31, 2020. This decrease was primarily driven by reduced sales volume, which we attribute to both reduced e-commerce demand due to the reopening of brick & mortar retail, and increased sale prices due to global supply chain disruptions and inventory shorts due to delayed receipt of goods.

Kitchen appliances accounted for $43.2 million in net revenue for the year-ended December 31, 2021 compared to $29.7 million in net revenue for the corresponding period in 2020, an increase of $13.5 million from new products launched and growth in our existing products during the year-ended December 31, 2021, including M&A businesses. Cookware, kitchen tools and gadgets accounted for approximately $22.9 million in net revenue for the year-ended December 31, 2021 compared to $14.9 million in net revenue for the corresponding period in 2020, an increase of $8.1 million from new products launched and growth in our existing products during the year-ended December 31, 2021, including M&A businesses. Net revenue from housewares increased approximately $30.7 million from growth in our existing products and new products obtained through M&A businesses. We started selling essential oils and related accessories in 2021 via M&A, which generated $27.4 million in net revenue for the year-ended December 31, 2021.

Cost of Goods Sold and Gross Margin

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$100,958	$125,904	$24,946	24.7%
Gross profit	$84,746	$121,863	$37,117	43.8%

Cost of goods sold increased by $24.9 million from $100.9 million for the year-ended December 20, 2020 to $125.9 million for the year-ended December 21, 2021. The increase in cost of goods sold was primarily attributable to an increase of $42.9 million from our M&A businesses, offset by a $10.5 million decrease in cost of goods sold from our organic business and $7.5 million from PPE.

Gross profit improved from 45.6% for the year-ended December 31, 2020 to 49.2% for the year-ended December 31, 2021. The improvement in gross margin was due to a change of product mix as our net revenue from our M&A businesses, which have a higher gross margin of 59.2% than our organic business of 40.9%. The majority of our M&A businesses’ net revenue tends to be from smaller products that have higher gross margins versus our organic business, which tend to be oversized goods that have lower gross margins. We expect to see future impacts in our gross margin on both our M&A and organic businesses as the international shipping container crisis continues to drive shipping container costs higher and cause reductions in delivery reliability and other, which also increases related shipping container delivery costs, and other inflationary pressures.

Sales and Distribution Expenses

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$68,005	$127,369	$59,364	87.3%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $127.4 million for the year-ended December 31, 2021 from $68.0 million for the year-ended December 31, 2020. This increase is primarily attributable to the increase in the volume of products sold in the year- ended December 31, 2021, of $43.1 million as our e-commerce platform commissions, online advertising, selling and logistics expenses increased to $103.3 million in the year- ended December 31, 2021 as compared to $60.2 million in the prior period.

Our sales and distribution fixed costs (e.g., salary and office expenses) increased to $17.3 million for the year- ended December 31, 2021 from $5.2 million for the year-ended December 31, 2020 primarily due to approximately $4.1 million of bad debt reserve from our dispute with a certain PPE supplier, approximately $2.0 million of professional fees from transition services charges from certain of our M&A businesses, and headcount expenses of $5.2 million. Sales and distribution expenses for the year- ended December 31, 2021 included an increase in stock-based compensation expense of $4.3 million as the prior period included reversals of expense of certain restricted stock awards granted pursuant to the 2019 Equity Plan, which restricted stock awards were canceled upon termination of certain employees.

As a percentage of net revenue, sales and distribution expenses increased to 51.4% for the year-ended December 31, 2021 from 36.6% for the year-ended December 31, 2020 primarily from an increase in last mile shipping costs, bad debt reserve (1.7% as a percentage of net revenue), professional fees from transition services (0.8% as a percentage of net revenue) and stock-based compensation expense (1.7% as a percentage of net revenue). E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 41.7% for the year-ended December 31, 2021 as compared to 32.4% for the year-ended December 31, 2020. This increase is predominantly due to product mix and to the increase in last mile shipping costs, specifically around oversized goods, due to the demand on those third-party providers’ delivery networks.  We expect to see these cost increases continue in the near-term.

Research and Development Expenses

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Research and development expenses	$8,130	$9,837	$1,707	21.0%

The increase in research and development expenses was primarily attributable to an increase of stock-based compensation expense of approximately $1.4 million from expenses of certain restricted stock awards granted.

General and Administrative Expenses

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$30,631	$45,099	$14,468	47.2%

The increase in general and administrative expenses was primarily due to an increase of professional fees of approximately $4.1 million related to M&A costs, including legal, audit and internal control related fees, an increase in intangibles amortization of approximately $6.0 million and  $1.3 million reserve related to the litigation settlement.

Change in fair value of contingent earn-out liabilities

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Settlement of a contingent earn-out liability	$—	$4,164	$4,164	100.0%
Change in fair value of contingent earn-out liabilities	$12,731	$(30,529)	$(43,260)	-339.8%

The settlement of a contingent earn-out liability was due to the difference of fair value of the shares issued on the settlement date versus the fair value of the earn-out on the date of the settlement.

The increase in change in fair value of contingent earn-out liabilities was related to our M&A, which includes re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation of our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Interest expense	$4,979	$12,655	$7,676	154.2%

The increase in interest expense was primarily related to the increase in loan interest and related amortization of deferred financing fees and warrant discounts compared to the prior period’s credit facility and term loan, which had lower borrowings and less amortization of deferred financing fees and warrant discounts compared to this current period.

Loss on extinguishment of debt

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$2,037	$138,859	$136,822	6716.8%

The increase is attributable to the payment and termination of the December 2020 Note (as defined in Note 6 to our consolidated financial statements included in this Annual Report), the February 2021 Note (as defined in Note 6 to our consolidated financial statements included in this Annual Report) and our prior credit facility, which resulted in $29.8 million in loss on extinguishment of debt consisting of unamortized deferred finance costs, the extinguishment of the majority of the April 2021 Note loan, which resulted in $107.0 million in loss on extinguishment of debt and the extinguishment of the High Trail Note loan, which resulted in $2.1 million in loss on extinguishment of debt.

Change in fair market value of warrant liability

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$21,338	$26,455	$5,117	24.0%
Loss on initial issuance of warrants	$—	$20,147	$20,147	100.0%

The increase is attributable to the change in the fair value of warrant liability from warrants in connection with the December 2020 Note and the February 2021 Note from the increase of our share price since the issuances of the warrants. The loss on initial issuance of warrants for the year-ended December 31, 2021 was primarily driven by the increase of our share price since the issuance of the warrants.

Change in fair value of derivative liability

	Year-Ended December 31,		Change
	2020	2021	Amount	%
	(in thousands, except percentages)
Change in fair market value of derivative liability	$—	$3,254	$3,254	100.0%

The increase is attributable to the term loan from High Trail as we fair-valued certain embedded derivatives within the term loan, primarily around default interest rates.

Comparison of the Years Ended December 31, 2020 and 2019

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please refer to the discussion under the heading “Results of Operations—Comparison of the Years Ended December 31, 2020 and 2019” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended by Amendment No. 1 filed with the SEC on April 29, 2021 and Amendment No. 2 filed with the SEC on September 24, 2021.

Liquidity and Capital Resources

Cash Flows for Years-Ended December 31, 2020 and 2021

The following table provides information regarding our cash flows for the years-ended December 31, 2020 and 2021:

	Year- Ended December 31,
	2020	2021
	(in thousands)
Cash provided (used) by operating activities	$6,091	$(41,969)
Cash used in investing activities	(39,054)	(44,905)
Cash provided by financing activities	32,319	95,569
Effect of exchange rate on cash	(48)	(477)
Net change in cash and restricted cash for period	$(692)	$8,218

Net Cash Used in Operating Activities

Net cash provided by operating activities was $6.1 million for the year-ended December 31, 2020, resulting from our net cash losses from operations of $2.4 million, offset by cash from working capital of $8.5 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net cash used by operating activities was $42.0 million for the year-ended December 31, 2021, resulting from our net cash losses from operations of $24.4 million and cash usage from working capital of $17.6 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year-ended December 31, 2020 was primarily from the acquisition of Truweo Assets for $14.0 million and Smash Assets for $25.0 million.

Net cash used in investing activities of $44.9 million for the year-ended December 31, 2021 was primarily for the acquisition of the assets from Healing Solutions, LLC (“Healing Solutions”) for $15.3 million, the assets from Squatty Potty, LLC for $19.0 million and the acquisition of Photo Paper Direct Ltd. of $10.6 million.

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

For the year-ended December 31, 2021, cash provided by financing activities of $95.6 million was primarily from proceeds from borrowings from the High Trail April 2021 Notes of $110.0 million, proceeds from cancellation of a warrant of $16.9 million and proceeds from an equity offering of $36.7 million, net, proceeds from exercise of stock options of $9.0 million, borrowings of $20.0 million of Midcap credit facility offset by repayments of the High Trail December 2020 Note and February 2021 Note of $59.5 million, repayments of the High Trail April 2021 Note of $10.1 million, repayments of the High Trail December 2021 Note of $27.5 million and $10.5 million of repayments of notes issued to certain sellers in connection with our M&A activity.

Cash Flows for Years-Ended December 31, 2019 and 2020

For a discussion regarding our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019, please refer to the discussion under the heading “Liquidity and Capital Resources—Comparison of the Years Ended December 31, 2020 and 2019” in Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on March 16, 2021, as amended by Amendment No. 1 filed with the SEC on April 29, 2021 and Amendment No. 2 filed with the SEC on September 24, 2021.

Sources of Liquidity and Going Concern

As an emerging growth company, we have been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since our inception to execute our growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”).  In addition, our recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and Supply Chain disclosure below).  As a result, we have incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that we can realize our strategy of growth by generating profits through our organic growth and M&A strategy, and reduce our reliance on outside capital.

Given the inherent uncertainties associated with executing our growth strategy, as well as the uncertainty associated with the ongoing COVID-19 global pandemic and related global supply chain disruption, we can provide no assurance that we will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund our obligations as they become due over the next twelve months from the date these consolidated financial statements were issued.

Since our inception, we have been able to successfully raise a substantial amount of outside capital to fund our growth strategy.  However, as of December 31, 2021, we have had no firm commitments of additional outside capital from current or prospective investors or lenders.  Furthermore, given the inherent uncertainties associated with our growth strategy, we may be unable to remain in compliance with the financial covenants required by the credit facility agreement over the next twelve months.  These uncertainties raise substantial doubt about our ability to continue as a going concern.

In order to alleviate substantial doubt, we plan to continue to closely monitor our operating forecast, pursue additional sources of outside capital, and pursue our M&A strategy.  If we are (a) unable to improve our operating results, (b) obtain additional outside capital on terms that are acceptable to us to fund our operations and M&A strategy, and/or (c) secure a waiver or forbearance from the lender if we are unable to remain in compliance with the financial covenants required by the credit facility agreement, we may make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or otherwise significantly reduce the scope of our business.  Moreover, if we breach the financial covenants required by the credit facility agreement and fails to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the credit facility agreement or the exercise of other rights or remedies the lender may have under applicable law.  We can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the credit facility will be successfully refinanced on terms that are acceptable to the Company.

COVID-19 Pandemic and Supply Chain—The full impact of the COVID-19 pandemic and Supply Chain, including the impact associated with preventive and precautionary measures that we, other businesses and governments are taking, continues to evolve.

During 2021, we have been impacted by COVID-19 pandemic and related global shipping disruption.  Together these have led to substantial increases in supply chain costs, in particular shipping containers, which we rely on to import our goods, has reduced the reliability and timely delivery of such shipping containers and has substantially increased our last mile shipping costs on its oversized goods. These cost increases have been particularly substantial to oversized goods, which is a material part of our business.  The reduced reliability and delivery of such shipping containers is forcing us to spend more on premium shipping to ensure goods are delivered, if at all, and the lack of reliability and timely delivery has further down chain impacts as it takes longer for containers to be offloaded and returned.   Further, this global shipping disruption is forcing us to increase our inventory on-hand including advance ordering and taking possession of inventory earlier than expected impacting its working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. Coupled with the recent reopening of the majority of the country, we have noticed changes to consumer buying habits, which may have reduced demand for its products.

COVID-19 continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. Coupled with continued changes in governmental restrictions and requirements, which continued to vary across the majority of the country, the Company has noticed changes to consumer buying habits, which may have reduced demand for its products. Further, we have increased the sale prices for our products to offset the increased supply chain costs, which has also led to reduced demand for our goods. Reduced demand for our products and increased prices affecting consumer demand generally have also made forecasting more difficult.

We continue to consider the impact of COVID-19 and Supply Chain on the assumptions and estimates used when preparing our consolidated financial statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained. If the economic conditions caused by COVID-19 and Supply Chain worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our results of operations, financial position, and liquidity.

Debt Repayment

On August 9, 2021, our lender, High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”) notified us that High Trail declared an event of default under the April 2021

Notes (as defined in Note 6 to our consolidated financial statements included in this Annual Report) as a result of our failure to maintain Adjusted EBITDA ( primarily due to the impacts of supply chain),  as required under the terms of our then-existing debt arrangements with High Trail. On September 22, 2021, we reached an agreement with High Trail to pay down and amend our outstanding secured term debt.

We paid off the remaining $25.0 million High Trail Term Loan as of December 31, 2021 (see the discussion under the heading MidCap Credit Facility December 2021 below). Pursuant to ASC 470, Debt, we concluded the High Trail Term Loan transaction resulted in the extinguishment of the High Trail Term Loan in the amount of $2.5 million of extinguishment of which has been classified within loss on extinguishment of debt on the consolidated statements of operations.

MidCap Credit Facility – December 2021

On December 22, 2021, we entered into a Credit Facility with MidCap, pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 200,000 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the Credit Facility.

The credit facility contains a financial covenant that requires us to maintain a minimum unrestricted cash balance of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times thereafter.  At its election, we may elect to comply with an alternative financial covenant that would require us to maintain a minimum borrowing availability under the credit facility of $10.0 million at all times. We currently do not anticipate electing the alternative financial covenant over the next twelve months and are in compliance with the minimum liquidity covenant as of the date these consolidated financial statements were issued.

On December 22, 2021, we used $27.6 million of the net proceeds from the initial borrowing under the Credit Facility to repay all amounts owed under those certain senior secured promissory notes issued by us to High Trail in an initial principal amount of $110.0 million, as amended. We expect to use the remaining proceeds of any loans under the Credit Facility for working capital and general corporate purposes.

Contingent earn-out liability considerations

As of December 1, 2020, the acquisition date of the assets of the e-commerce business under the brands Mueller, Pursteam, Pohl and Schmitt and Spiralizer (the “Smash Assets”), the initial fair value amount of the earn-out payment was appropriately $9.8 million. As of December 31, 2020, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $22.5 million representing a change of fair value impact of approximately $12.7 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $5.2, representing a year-ended December 31, 2021.

As part of the acquisition of the certain assets of Healing Solutions (the “Healing Solutions Assets”), Healing Solutions was entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurs: (i) prior to the date that is nine months following the Closing Date, we were to issue 528,670 shares of our common stock to Healing Solutions; (ii) on or after the date that is nine months following the Closing Date but before the date that is 12 months following the Closing Date, we were to issue 396,502 shares of common stock to Healing Solutions; or (iii) on or after the date that is 12 months following the Closing Date but before the date that is 15 months following the Closing Date (the date that is 15 months following the Closing Date, the “Earn-Out Termination Date”), we were to issue 264,335 shares of common stock to Healing Solutions; or after 15 months, we would not have any obligation to issue any shares of our common stock to Healing Solutions.

As of February 2, 2021, the acquisition date of the Healing Solutions Assets, the initial fair value amount of the earn-out payment with respect to the Healing Solutions Assets was appropriately $16.5 million. In November 2021, we issued 1.4 million shares of common stock in full settlement of the earn-out. As of December 31, 2021 there was no earn-out liability related to Healing Solutions.

As part of the acquisition of the assets of Squatty Potty, LLC (the “Squatty Potty Assets”), Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurred in the 12 months ending December 31, 2021, the earn-out payment amount was to be $3.9 million and if the parties terminate the transition service agreement prior to the date that is nine months following the Closing Date, we are to pay an additional $3.9 million.

As of May 5, 2021, the acquisition date the Squatty Potty Assets, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Squatty Potty Assets was approximately $4.0 million, representing a net change of fair value impact of approximately $0.5 million for year-ended December 31, 2021.

  As of May 5, 2021, the acquisition date of Photo Paper Direct Ltd. (“Photo Paper Direct”), the initial fair value amount of the earn-out payment with respect to Photo Paper Direct was appropriately $0.9 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was approximately $0.0 million as the earnout was not achieved, representing a net change of fair value impact of approximately $0.9 million for the year-ended December 31, 2021.

Open Inventory Purchase Orders

As of December 31, 2020 and 2021, the Company had open inventory purchase orders of $55.0 million and $32.3 million, respectively, placed with vendors waiting to be fulfilled.

Non-GAAP Financial Measures

We believe that our financial statements and the other financial data included in this Annual Report have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the U.S. (“GAAP”). However, for the reasons discussed below, we have presented certain non-GAAP measures herein.

We have presented the following non-GAAP measures to assist investors in understanding our core net operating results on an on-going basis: (i) Contribution Margin; (ii) Contribution margin as a percentage of net revenue; (iii) EBITDA (iv) Adjusted EBITDA; and (v) Adjusted EBITDA as a percentage of net revenue. These non-GAAP financial measures may also assist investors in making comparisons of our core operating results with those of other companies.

As used herein, Contribution margin represents gross profit less amortization of inventory step-up from acquisitions (included in cost of goods sold) and e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses).  As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), changes in fair-market value of warrant liability, professional fees related to acquisitions, loss from extinguishment of debt and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

We present Contribution margin and Contribution margin as a percentage of net revenue, as we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to gross profit, provides useful supplemental information for investors.  Specifically, Contribution margin and Contribution margin as a percentage of net revenue are two of our key metrics in running our business.  All product decisions made by us, from the approval of launching a new product and to the liquidation of a product at the end of its life cycle, are measured primarily from Contribution margin and/or Contribution margin as a percentage of net revenue.  Further, we believe these measures provide improved transparency to our stockholders to determine the performance of our products prior to fixed costs as opposed to referencing gross profit alone.

In the reconciliation to calculate contribution margin, we add e-commerce platform commissions, online advertising, selling and logistics expenses (“sales and distribution variable expense”), to gross margin to inform users of our financial statements of what our product profitability is at each period prior to fixed costs (such as sales and distribution expenses such as salaries as well as research and development expenses and general administrative expenses).  By excluding these fixed costs, we believe this allows users of our financial statements to understand our products performance and allows them to measure our products performance over time.

We present EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue because we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to net loss, provide useful supplemental information for investors. We use these measures with financial measures prepared in accordance with GAAP, such as sales and gross margins, to assess our historical and prospective operating performance, to provide meaningful comparisons of operating performance across periods, to enhance our understanding of our operating performance and to compare our performance to that of our peers and competitors.  We believe EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue are useful to investors in assessing the operating performance of our business without the effect of non-cash items.

Contribution margin, Contribution margin as a percentage of net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue should not be considered in isolation or as alternatives to net loss, loss from operations or any other measure of financial performance calculated and prescribed in accordance with GAAP. Neither EBITDA, Adjusted EBITDA or Adjusted EBITDA as a percentage of net revenue should be considered a measure of discretionary cash available to us to invest in the growth of our business. Our Contribution margin, Contribution margin as a percentage of net revenue, EBITDA, Adjusted EBITDA and Adjusted EBITDA as a percentage of net revenue may not be comparable to similar titled measures in other organizations because other organizations may not calculate Contribution margin, Contribution margin as a percentage of net revenue, EBITDA, Adjusted EBITDA or Adjusted EBITDA as a percentage of net revenue in the same manner as we do. Our presentation of Contribution margin and Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by the expenses that are excluded from such terms or by unusual or non-recurring items.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expense necessary to operate our business;
•	research and development expenses necessary for the development, operation and support of our software platform;
•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or
•	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold).

	Year-Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Gross profit	$45,040	$84,746	$121,863
Contribution margin	$2,489	$25,123	$25,038
Gross profit as a percentage of net revenue	39.4%	45.6%	49.2%
Contribution margin as a percentage of net revenue	2.2%	13.5%	10.1%
Net Loss	$(58,789)	$(63,126)	$(236,024)
EBITDA	$(54,191)	$(57,547)	$(215,511)
Adjusted EBITDA	$(19,469)	$2,494	$(7,159)
Net loss as a percentage of net revenue	(51.4)%	(34.0)%	(95.3)%
Adjusted EBITDA as a percentage of net revenue	(17.0)%	1.3%	(2.9)%

Adjusted EBITDA

EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes.  Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), change in fair-market value of warrant liability, professional fees related to acquisitions, loss from extinguishment of debt and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Year-Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Net loss	$(58,789)	$(63,126)	$(236,024)
Add:
Provision for income taxes	29	48	532
Interest expense, net	4,386	4,979	12,655
Depreciation and amortization	183	552	7,326
EBITDA	(54,191)	(57,547)	(215,511)
Other expense (income), net	41	(27)	45
Change in fair value of contingent earn-out liabilities	—	12,731	(30,529)
Settlement of a contingent earnout liability	—	—	4,164
Amortization of inventory step-up from acquisitions (included in cost of goods sold)		583	5,458
Change in fair market value of warrant liability	—	21,338	26,455
Derivative liability discount related to term loan	—	—	3,254
Loss on extinguishment of debt	—	2,037	138,859
Loss on initial issuance of warrants	—	—	20,147
Professional fees related to acquisitions		663	1,450
Transition costs from acquisitions	—	—	2,076
Professional and legal fees related to Photo Paper Direct acquisition	—	—	1,586
Reserve on dispute with PPE supplier	—	—	4,100
Litigation reserve	—	—	1,300
Reserve on barter credits	—	—	1,000
Stock-based compensation expense	34,681	22,716	28,987
Adjusted EBITDA	$(19,469)	$2,494	$(7,159)
Net loss as a percentage of net revenue	(51.4)%	(34.0)%	(95.3)%
Adjusted EBITDA as a percentage of net revenue	(17.0)%	1.3%	(2.9)%

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

	Year-Ended December 31,
	2019	2020	2021
	(in thousands, except percentages)
Gross Profit	$45,040	$84,746	$121,863
Add:
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	—	583	5,458
Reserve on barter credits	—	—	1,000
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(42,551)	(60,206)	(103,283)
Contribution margin	$2,489	$25,123	$25,038
Gross Profit as a percentage of net revenue	39.4%	45.6%	49.2%
Contribution margin as a percentage of net revenue	2.2%	13.5%	10.1%

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

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Annual Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

Revenue Recognition—We account for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

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

There is judgment in utilizing historical trends for estimating future returns and estimates around newly launched products which do not have historical data.

Our refund liability for sales returns was $0.5 million and $0.6 million at December 31, 2020 and 2021, respectively, which is included in accrued liabilities and represents the expected value of the refund that will be due to our customers.

Warrant Liability—The fair values of the outstanding warrants were measured using the Monte Carlo Simulation model. Due to the complexity of the warrants issued, we use an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.

Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warrant line item on the statement of operations.

The fair value of warrant liability was $31.8 million and $0.0 million at December 31, 2020 and 2021, respectively.

Accounting for contingent consideration—Our acquisitions may include contingent consideration as part of the purchase price. The fair value of the contingent consideration is estimated as of the acquisition date based on the present value of the contingent payments to be made using a weighted probability of possible payments.

The unobservable inputs used in the determination of the fair value of the contingent consideration include management’s assumptions about the likelihood of payment based on the established benchmarks and discount rates based on internal rate of return analysis. The fair value measurement includes inputs that are Level 3 measurement as discussed in Note 6 to our consolidated financial statements included in this Annual Report. Should actual results increase or decrease as compared to the assumption used in our analysis, the fair value of the contingent consideration obligations will increase or decrease, up to the contracted limit, as applicable. Changes in the fair value of the contingent earn-out consideration could cause a material impact and volatility in our operating results.

Contingent earn-out liabilities were $22.5 million and $9.2 million, at December 31, 2020 and 2021, respectively.

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

Refer to Note16 - Acquisitions to our consolidated financial statements included in this Annual Report-for more information

Subsequent Measurement of Goodwill—The Company operates under one business component which is the same as its reporting unit based on the guidance in ASC Topic 350-20.

We engaged a third-party valuation specialist to assist in performing our goodwill test in December 2021. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach), the guideline public company method, and guideline transaction method (both market approaches).

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs, terminal growth rates and the cost of capital. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital is another significant assumption as the discount rate is used to calculate the current fair value of those projected cash flows. Under the guideline public company method, and guideline transaction method, significant assumptions relate to the selection of appropriate guideline companies and transactions and the valuation multiples used in the market analysis.

Goodwill was $47.3 million and $120.0 million, at December 31, 2020 and 2021, respectively.

We believe that the assumptions and estimates made are reasonable and appropriate, and changes in our assumptions and estimates could have a material impact on our reported financial results. In addition, sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of our reporting unit and could result in non-cash impairment charges that could be material to our consolidated balance sheet or results of operations. We began to experience improvement in our operating margins and additional improvement in our products performance before the inclusion of fixed costs. These improvements, coupled with our acquisitions, supported our conclusion that we would generate significant improvements in the operating results.

Since December 31, 2020, we had an additional increase in the amount of goodwill through acquisitions made in 2021. Although we have experienced volatility in our share price and short-term forecasts, impacting our going concern analysis due lender covenant risks, we believe we have had no triggering events as our overall long-term forecasts remain materially the same as of December 31, 2021. However, if we continue to experience downward share price volatility or there are material reductions in long-term forecasts the excess fair-value over our carrying value could be reduced significantly and could lead to a triggering event and ultimately to a goodwill impairment charge. We performed a full step one impairment test at 12/31/2021 and concluded no impairment and that our estimated fair-values exceeded our carrying values by 21% as of the year-ended December 31, 2021.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated cash flows, discount rates and market multiples. If our adjusted expectations of the operating results do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.

While we believe our conclusions regarding the estimates of fair value of our reporting units are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

Subsequent Measurement of Intangible assets—Intangible assets with finite lives are amortized over their estimated useful life on a straight-line basis.

We monitor conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization. We test these assets for potential impairment whenever our management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment regarding estimates of the future cash flows associated with each asset.

Intangibles were $31.5 million and $65.0 million at December 31, 2020 and 2021, respectively.

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

Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and it will be effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The new guidance was adopted on January 1, 2022 with no material impact on our consolidated financial statements. We adopted this standard by electing the package of practical expedients without hindsight, which permits us to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the adoption date. We have several corporate office leases which are classified as operating leases, for which we are required to record a right-of-use asset and a lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expenses on a straight-line basis for these leases. On January 1, 2022, we recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities upon adoption of this standard. Right-of-use assets and corresponding lease liabilities are included in the prepaid and other assets and accrued and other liabilities line item respectively on the consolidated balance sheets.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. ASU 2018-15 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The new guidance was adopted on January 1, 2022 with no material impact on our consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Topic 814): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the number of accounting models used to account for convertible debt instruments and convertible preferred stock. The update also amends the disclosure requirements for convertible instruments and EPS in an effort to increase financial reporting transparency. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The new guidance was adopted on January 1, 2022 with no material impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses (Topic 326). This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and will be effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes. This ASU provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. This standard is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022 with early adoption permitted. While we have not completed our evaluation of the impact of adoption of this standard, we do not expect it to have a material impact on our condensed consolidated financial statements.

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

In addition, we have outstanding debt under the Credit Facility with MidCap that bears interest. As of December 31, 2021, our outstanding indebtedness under the Credit Facility was $32.8 million, which bears interest at a rate of LIBOR plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 1% of our net revenue for the years-ended December 31, 2020 and 2021. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years-ended December 31, 2020 and 2021.

Item 8. Financial Statements and Supplementary Data.

ATERIAN, INC.

Financial Statement Schedule:

Schedule II—Valuation and Qualifying Accounts and Reserves for the Years-Ended December 31, 2020 and 2021	F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Aterian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aterian, Inc. and subsidiaries (the “Company”) as of December 31, 2020 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes and the financial statement schedule listed in the accompanying index (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and recurring negative operating cash flows since inception and may be unable to remain in compliance with certain financial covenants required by its term loan which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 16, 2022

We have served as the Company’s auditor since 2017.

* * * * * *

ATERIAN, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2020	December 31, 2021
ASSETS
CURRENT ASSETS:
Cash	$26,718	$30,317
Accounts receivable—net	5,747	10,478
Inventory	31,582	63,045
Prepaid and other current assets	11,111	21,034
Total current assets	75,158	124,874
PROPERTY AND EQUIPMENT—net	169	1,254
GOODWILL—net	47,318	119,941
OTHER INTANGIBLES—net	31,460	64,955
OTHER NON-CURRENT ASSETS	3,349	2,546
TOTAL ASSETS	$157,454	$313,570
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$12,190	$32,845
Accounts payable	14,856	21,716
Term loan	21,600	—
Seller notes	16,231	7,577
Contingent earn-out liability	1,515	3,983
Accrued and other current liabilities	8,340	17,621
Total current liabilities	74,732	83,742
OTHER LIABILITIES	1,841	360
CONTINGENT EARN-OUT LIABILITY	21,016	5,240
TERM LOANS	36,483	—
Total liabilities	134,072	89,342
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 27,074,791 shares outstanding at December 31, 2020; 500,000,000 shares authorized and 55,090,237 shares outstanding at December 31, 2021	3	5
Additional paid-in capital	216,305	653,650
Accumulated deficit	(192,935)	(428,959)
Accumulated other comprehensive income	9	(468)
Total stockholders’ equity	23,382	224,228
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,454	$313,570
See notes to consolidated financial statements.

ATERIAN, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year-Ended December 31,
	2019	2020	2021
NET REVENUE	$114,451	$185,704	$247,767
COST OF GOODS SOLD	69,411	100,958	125,904
GROSS PROFIT	45,040	84,746	121,863
OPERATING EXPENSES:
Sales and distribution	55,206	68,005	127,369
Research and development	10,661	8,130	9,837
General and administrative	33,506	30,631	45,099
Settlement of a contingent earn-out liability	—	—	4,164
Change in fair value of contingent earn-out liabilities	—	12,731	(30,529)
TOTAL OPERATING EXPENSES:	99,373	119,497	155,940
OPERATING LOSS	(54,333)	(34,751)	(34,077)
INTEREST EXPENSE—net	4,386	4,979	12,655
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	—	—	3,254
LOSS ON EXTINGUISHMENT OF DEBT	—	2,037	138,859
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	—	21,338	26,455
LOSS ON INITIAL ISSUANCE OF WARRANTS	—	—	20,147
OTHER EXPENSE (INCOME)—net	41	(27)	45
LOSS BEFORE INCOME TAXES	(58,760)	(63,078)	(235,492)
PROVISION FOR INCOME TAXES	29	48	532
NET LOSS	$(58,789)	$(63,126)	$(236,024)
Net loss per share, basic and diluted	$(4.35)	$(3.68)	$(6.67)
Weighted-average number of shares outstanding, basic and diluted	13,516,844	17,167,999	35,379,005

See notes to consolidated financial statements.

ATERIAN, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year-Ended December 31,
	2019	2020	2021
NET LOSS	$(58,789)	$(63,126)	$(236,024)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	17	(48)	(477)
Other comprehensive income (loss)	17	(48)	(477)
COMPREHENSIVE LOSS	$(58,772)	$(63,174)	$(236,501)

See notes to consolidated financial statements.

ATERIAN, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2019	11,534,190	$1	$76,348	$(71,020)	$40	$5,369
Net loss	—	—	—	(58,789)	—	(58,789)
Issuance of 2,406,618 shares of restricted common stock on March 20, 2019	2,406,618	—	—	—	—	—
Issuance of 88,548 shares of restricted common stock on May 17, 2019 and forfeiture of 69,141 shares of restricted common stock	19,407	—	—	—	—	—
Issuance of 64,982 shares of restricted common stock on June 12, 2019	64,982	—	—	—	—	—
Issuance of 3,600,000 shares of common stock on June 14, 2019, net of professional fees and offering costs	3,600,000	1	29,446	—	—	29,447
Issuance of 84,975 shares of restricted common stock in August 2019	84,975	—	—	—	—	—
Issuance of 74,510 shares of restricted common stock in November 2019 and forfeiture of 48,520 shares of restricted common stock	25,990	—	—	—	—	—
Stock-based compensation	—	—	34,681	—	—	34,681
Exercise of stock options	487	—	2	—	—	2
Other comprehensive income	—	—	—	—	17	17
BALANCE—January 1, 2020	17,736,649	$2	$140,477	$(129,809)	$57	$10,727
Net loss	—	—	—	(63,126)	—	(63,126)
Issuance of 439,145 shares of restricted common stock on March 12, 2020	439,145	—	—	—	—	—
Forfeiture of 371,329 shares of restricted common stock	(371,329)	—	—	—	—	—
Forfeiture of 134,366 shares of restricted common stock	(134,366)	—	—	—	—	—
Issuance of 134,364 shares of restricted common stock	134,364	—	—	—	—	—
Issuance of 3,860,710 shares of common stock in connection with follow-on public offering, including underwriter's over-allotment, net of offering costs and underwriter's discount	3,860,710	—	23,416	—	—	23,416
Issuance of 10,000 shares of restricted common stock on July 13, 2020	10,000	—	49	—	—	49
Issuance of 95,500 shares of restricted common stock on July 20, 2020	95,500	—	—	—	—	—
Issuance of 22,700 shares of restricted common stock on September 30, 2020	22,700	—	—	—	—	—
Issuance of 25,000 warrants on August 18, 2020	—	—	204	—	—	204
Issuance of 90,000 shares of restricted common stock on August 10, 2020	90,000	—	760	—	—	760
Issuance of 90,000 shares of restricted common stock on November 16, 2020	90,000	—	659	—	—	659
Issuance of 4,220,000 shares of common stock in connection with asset purchase agreement	4,220,000	1	29,076	—	—	29,077
Issuance of 890,000 shares of restricted common stock on December 14, 2020	890,000	—	—	—	—	—
Issuance of 23,500 shares of restricted common stock on December 17, 2020	23,500	—	—	—	—	—
Shares of common stock retired in connection with vesting	(42,779)	—	(150)	—	—	(150)
Stock-based compensation	—	—	21,770	—	—	21,770
Exercise of stock options	10,697	—	44	—	—	44
Other comprehensive loss	—	—	—	—	(48)	(48)
BALANCE—December 31, 2020	27,074,791	$3	$216,305	$(192,935)	$9	$23,382
Net loss	—	—	—	(236,024)	—	(236,024)
Issuance of common stock upon exercise of stock option grants	1,011,422	—	9,033	—	—	9,033
Issuance of common stock related to exercise of warrants	6,405,605	—	40,318	—	—	40,318

Issuance of common stock in connection with acquisition of Healing Solutions assets	2,796,001	—	47,369	—	—	47,369
Issuance of restricted stock awards	769,104	—	7,669	—	—	7,669
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of warrants to Midcap	—	—	589	—	—	589
Issuance of common stock to High Trail	12,284,161	2	129,618	—	—	129,620
Reclassification of warrants to equity	—	—	97,088	—	—	97,088
Reclassification of warrants to liability	—	—	(21,260)	—	—	(21,260)
Warrant modification on extinguishment	—	—	17,399	—	—	17,399
Issuance of shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of shares of restricted common stock	2,025,597	—	—	—	—	—
Forfeiture of shares of restricted common stock	(647,659)	—	—	—	—	—
Stock-based compensation expense	—	—	22,696	—	—	22,696
Other comprehensive loss	—	—	—	—	(477)	(477)
BALANCE—December 31, 2021	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228

See notes to consolidated financial statements.

ATERIAN, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year-Ended December 31,
	2019	2020	2021
OPERATING ACTIVITIES:
Net loss	$(58,789)	$(63,126)	$(236,024)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	183	552	7,326
Provision for sales returns	134	92	43
Amortization of deferred financing cost and debt discounts	1,218	2,245	7,742
Stock-based compensation	34,681	22,716	28,987
Loss (Gain) from increase of contingent earn-out liability fair value	—	12,731	(30,529)
Loss in connection with settlement of earn-out	—	—	4,164
Loss in connection with the change in warrant fair value	—	21,338	26,455
Loss on initial issuance of warrants	—	—	20,147
Loss from extinguishment of High Trail December 2020 and February 2021 Term Loan	—	—	28,240
Loss from extinguishment of High Trail April 2021 Term Loan	—	—	106,991
Loss from extinguishment of High Trail Term Loan	—	—	2,096
Loss from extinguishment of Credit Facility	—	—	1,532
Loss from extinguishment of Horizon term loan	—	1,065	—
Provision for barter credits	—	—	1,000
Loss from derivative liability discount related to term loan	—	—	3,254
Allowance for doubtful accounts and other	94	—	4,200
Changes in assets and liabilities:
Accounts receivable	309	(4,703)	(4,554)
Inventory	(5,360)	18,659	(19,303)
Prepaid and other current assets	(1,004)	1,513	(7,856)
Accounts payable, accrued and other liabilities	3,334	(6,991)	14,120
Cash provided (used) by operating activities	(25,200)	6,091	(41,969)
INVESTING ACTIVITIES:
Purchase of fixed assets	(114)	(89)	(32)
Purchase of Truweo assets	(1,176)	—	—
Purchase of Truweo assets	—	(13,965)	—
Purchase of Smash assets	—	(25,000)	—
Purchase of Healing Solutions assets	—	—	(15,250)
Purchase of Photo Paper Direct, net of cash acquired	—	—	(10,583)
Purchase of Squatty Potty assets	—	—	(19,040)
Proceeds on sale of fixed assets	6	—	—
Cash used in investing activities	(1,284)	(39,054)	(44,905)
FINANCING ACTIVITIES:
Proceeds from initial public offering, net of issuance costs	36,000	—	—
Issuance costs from initial public offering	(5,446)	—	—
Proceeds from warrant exercise	—	—	9,085
Proceeds from cancellation of warrant	—	—	16,957
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	—	23,416	36,735
Proceeds from exercise of stock options	—	—	9,033
Repayments on note payable to Aussie Health Co.	—	(207)	—
Repayments on note payable to Smash	—	—	(10,495)
Payment of earnout to Squatty Potty	—	—	(7,971)
Proceeds from exercise of stock options	—	44	—
Tax paid in connection with RSAs	—	(150)	—
Borrowings from MidCap credit facilities	98,663	123,633	48,750
Repayments from MidCap credit facilities	(92,165)	(133,782)	(28,274)
Debt issuance costs from MidCap credit facility	(581)	—	(849)
Debt issuance costs from Horizon term loan	(900)	—	—
Repayments for Horizon term loan	—	(15,990)	—
Borrowings from High Trail term loan	—	38,000	—
Debt issuance costs High Trail term loan	—	(2,207)	—
Repayments for High Trail December 2020 Note and February 2021 Note	—	—	(59,500)
Repayments for High Trail April 2021 Note	—	—	(10,139)
Repayments for High Trail December 2021 Note	—	—	(27,500)
Borrowings from High Trail February 2021 Note	—	—	14,025
Borrowings from High Trail April 2021 Note	—	—	110,000
Debt issuance costs from High Trail February 2021 Note	—	—	(1,462)
Debt issuance costs from High Trail April 2021 Note	—	—	(2,202)
Insurance financing proceeds	3,833	2,660	2,424
Insurance obligation payments	(2,783)	(3,066)	(3,048)
Capital lease obligation payments	(55)	(32)	—
Cash provided by financing activities	36,566	32,319	95,569
EFFECT OF EXCHANGE RATE ON CASH	(1)	(48)	(477)
NET CHANGE IN CASH AND RESTRICTED CASH FOR THE YEAR	10,081	(692)	8,218

CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	20,708	30,789	30,097
CASH AND RESTRICTED CASH AT END OF YEAR	$30,789	$30,097	$38,315
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$30,353	$26,718	$30,317
RESTRICTED CASH—Prepaid and other current assets	307	3,250	7,849
RESTRICTED CASH—Other non-current assets	129	129	149
TOTAL CASH AND RESTRICTED CASH	$30,789	$30,097	$38,315

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$3,201	$2,787	$5,611
Cash paid for taxes	$21	$46	$41
Non-cash barter exchange of inventory for advertising/logistics credits	$—	$3,352	$—
Modification of warrants between equity and liability	$—	$—	$75,828
Non-cash consideration paid to contractors	$—	$1,672	$7,289
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity fundraising costs not paid	$160	$—	$—
Debt issuance costs not paid	$—	$142	$—
Original issue discount	$—	$5,000	$2,475
Discount of debt relating to warrants issuance	$—	$10,483	$—
Notes payable related to acquisitions	$195	$18,073	$—
Issuance of common stock in connection with acquisition	$—	$29,075	$—
Fair value of contingent consideration	$—	$9,800	$20,971
Discount of debt relating to warrants issuance	$—	$—	$51,284
Notes Payable of acquisition	$—	$—	$16,550
Issuance of common stock in connection with Healing Solutions and Photo Paper Direct acquisitions	$—	$—	$50,529
Issuance of common stock - debt repayment	$—	$—	$125,562
Issuance of common stock - Healing Solutions earnout settlement	$—	$—	$7,914

See notes to consolidated financial statements.

Aterian, Inc.

Notes to consolidated financial statements

FOR THE YEARS-ENDED DECEMBER 31, 2019, 2020 and 2021

(In thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc., formerly known as Mohawk Group Holdings, Inc., and its subsidiaries, (“Aterian” or the “Company”), is a technology-enabled consumer products platform that builds, acquires and partners with e-commerce brands. The Company’s proprietary software and agile supply chain helps create a growing base of consumer products. Aterian predominantly operates through online retail channels such as Amazon and Walmart, Inc.  The Company owns and operates fourteen brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essentials oils.

Headquartered in New York, Aterian’s offices can also be found in China, Philippines, Israel and Poland.

Going Concern—As of December 31, 2021, the Company had total cash and cash equivalents of $30.3 million and an accumulated deficit of $429.0 million.  In addition, the Company’s net loss and net cash used in operating activities amounted to $236.0 million and $42.0 million, respectively, for the year ended December 31, 2021.

As an emerging growth company, the Company has been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since its inception to execute its growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”).  In addition, the Company’s recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and Supply Chain disclosure below).  As a result, the Company has incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that the Company can realize its strategy of growth by generating profits through its organic growth and M&A strategy, and reduce its reliance on outside capital.

Given the inherent uncertainties associated with executing the Company’s growth strategy, as well as the uncertainty associated with the ongoing COVID-19 global pandemic and related global supply chain disruption, management can provide no assurance the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these consolidated financial statements were issued.

In addition, as disclosed in Note 9, the Company entered into a $50.0 million asset backed credit agreement in December 2021.  The credit facility contains a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times thereafter.  At its election, the Company may elect to comply with an alternative financial covenant that would require the Company to maintain a minimum borrowing availability under the credit facility of $10.0 million at all times.  The Company does not anticipate electing the alternative financial covenant over the next twelve months and was in compliance with the minimum liquidity covenant as of the date these consolidated financial statements were issued.

Since its inception, the Company has been able to successfully raise a substantial amount of outside capital to fund the Company’s growth strategy.  However, as of December 31, 2021, the Company had no firm commitments of additional outside capital from current or prospective investors or lenders.  While management believes the Company will be able to secure additional outside capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to the Company.  Furthermore, given the inherent uncertainties associated with the Company’s growth strategy, the Company may be unable to remain in compliance with the financial covenants required by the credit facility agreement over the next twelve months.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

In order to alleviate substantial doubt, management plans to continue to closely monitor its operating forecast, pursue additional sources of outside capital, and pursue its M&A strategy.  If the Company is (a) unable to improve its operating results, (b) obtain additional outside capital on terms that are acceptable to the Company to fund the Company’s operations and M&A strategy, and/or (c) secure a waiver or forbearance from the lender if the Company is unable to remain in compliance with the financial covenants required by the credit facility agreement, the Company will have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business.  Moreover, if the Company breaches the financial covenants required by the credit facility agreement and fails to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the credit facility agreement or the exercise of other rights or remedies the lender may have under applicable law.  Management can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the credit facility will be successfully refinanced on terms that are acceptable to the Company.

The accompanying consolidated financial statements have been prepared on the basis that the Company will continue to operate as a going concern, which contemplates that the Company will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future.  Accordingly, the accompanying consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

COVID-19 Pandemic and Supply Chain—The full impact of the COVID-19 pandemic and Supply Chain, including the impact associated with preventive and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report.

During 2021, the Company has been impacted by COVID-19 pandemic and related global shipping disruption.  Together these have led to substantial increases in supply chain costs, in particular shipping containers, which the Company relies on to import its goods, has reduced the reliability and timely delivery of such shipping containers and has substantially increased the Company’s last mile shipping costs on its oversized goods. These cost increases have been particularly substantial to oversized goods, which is a material part of the Company’s business.  The reduced reliability and delivery of such shipping containers is forcing the Company to spend more on premium shipping to ensure goods are delivered, if at all, and the lack of reliability and timely delivery has further down chain impacts as it takes longer for containers to be offloaded and returned.   Further, this global shipping disruption is forcing the Company to increase its inventory on-hand including advance ordering and taking possession of inventory earlier than expected impacting its working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. Coupled with the recent reopening of the majority of the country, the Company has noticed changes to consumer buying habits, which may have reduced demand for its products.

COVID-19 continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. Coupled with continued changes in governmental restrictions and requirements, which continued to vary across the majority of the country, the Company has noticed changes to consumer buying habits, which may have reduced demand for its products.

The Company continues to consider the impact of COVID-19 and Supply Chain on the assumptions and estimates used when preparing these consolidated financial statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained. If the economic conditions caused by COVID-19 and Supply Chain worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company’s results of operations, financial position, and liquidity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The consolidated financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates—Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period covered by the financial statements and accompanying notes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

As of December 31, 2021, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the consolidated balance sheets, $2.0 million related to a letter of credit and $5.9 million for cash sweep accounts related to the Midcap Credit facility within “prepaid and other current assets” on the consolidated balance sheets.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. On December 31, 2020 and 2021, the Company had no allowance for doubtful accounts.

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

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years-ended December 31, 2020 and 2021, the Company had no one customer that accounted for 10% or more of total net revenue. In addition, as of December 31, 2020 and 2021, the Company has no one customer that accounted for 10% or more of gross accounts receivable. As of December 31, 2020 and 2021, approximately 68% and 42%, respectively, of its accounts receivable is held by the Company’s sales platform vendor, Amazon, which collects money on the Company’s behalf from its customers.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2020, approximately 88% of the Company’s revenue was through or with the Amazon sales platform and in 2021, 93% of its net revenue was through or with the Amazon sales platform.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.5 million and $0.6 million at December 31, 2020 and 2021, respectively, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

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

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for each of the years-ended December 31, 2020 and 2021 were de minimis.

For each contract, the Company considers the promise to transfer products to be the only identified performance obligation. In determining the transaction price, the Company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the Company expects to be entitled.

All of the Company’s direct and wholesale revenue for the years-ended December 31, 2020 and 2021 are recognized at a point in time.

Sales taxes—Consistent with prior periods, sales taxes collected from customers are presented on a net basis and as such are excluded from net revenue.

Net Revenue by Category: The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Year-Ended December 31, 2019
	(in thousands)
	Direct	Wholesale	Managed Platform as a Service (“PaaS”)	Total
North America	$111,168	$1,408	$1,685	$114,261
Other	190	—	—	190
Total net revenue	$111,358	$1,408	$1,685	$114,451

	Year-Ended December 31, 2020
	(in thousands)
	Direct	Wholesale	Managed PaaS	Total
North America	$164,162	$20,150	$1,336	$185,648
Other	56	—	—	56
Total net revenue	$164,218	$20,150	$1,336	$185,704

	Year-Ended December 31, 2021
	(in thousands)
	Direct	Wholesale	Managed PaaS	Total
North America	$232,067	$11,528	$422	$244,017
Other	3,750	—	—	$3,750
Total net revenue	$235,817	$11,528	$422	$247,767

Net Revenue by Product Categories: The following table sets forth the Company’s net revenue disaggregated by product categories:

	Year-Ended December 31,
	2019	2020	2021
	(in thousands)
Heating, cooling and air quality	$58,025	$78,424	$73,685
Kitchen appliances	26,917	29,711	43,180
Health and beauty	14,948	26,070	15,579
Personal protective equipment	—	15,488	6,073
Cookware, kitchen tools and gadgets	6,898	14,868	22,933
Home office	172	7,669	12,352
Housewares	3,206	3,277	33,951
Essential oils and related accessories	—	—	27,444
Other	2,600	8,861	12,148
Total net product revenue	112,766	184,368	247,345
Managed PaaS	1,685	1,336	422
Total net revenue	$114,451	$185,704	$247,767

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At December 31, 2021, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2020 and December 31, 2021 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the outstanding warrants were measured using the Monte Carlo Simulation model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.  Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warrant line item on the statement of operations.

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

Goodwill— The Company operates under one business component which is the same as its reporting unit based on the guidance in ASC Topic 350-20.

The Company engaged a third-party valuation specialist to assist management in performing its annual goodwill impairment test in December 2021. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach), the guideline public company method, and guideline transaction method (both market approaches).

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs, terminal growth rates and the cost of capital. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Cost of capital is another significant assumption as the discount rate is used to calculate the current fair value of those projected cash flows. Under the guideline public company method and guideline transaction method, significant assumptions relate to the selection of appropriate guideline companies and transactions and the valuation multiples used in the market analysis.

The Company believes that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on its reported financial results. In addition, sustained declines in the Company’s stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting unit and could result in non-cash impairment charges that could be material to the Company's consolidated balance sheet or results of operations. The company began to experience improvement in its operating margins and additional improvement in its products performance before the inclusion of fixed costs. These improvements, coupled with the Company’s acquisitions, supported the Company’s conclusion that it would generate significant improvements in its operating results.

Since December 31, 2020, the Company has had an additional increase in the amount of goodwill through acquisitions made in 2021. Although the Company has experienced volatility in its share price and short-term forecasts, impacting its going concern analysis due to lender covenant risks, the Company believes it has had no triggering events as its overall long-term forecasts remain materially the same as of December 31, 2021. However, if the Company continues to experience downward share price volatility or there are material reductions in long-term forecasts the excess fair-value over its carrying value could be reduced significantly and could lead to a triggering event and ultimately to a goodwill impairment charge. The Company performed a full step one impairment test at December 31, 2021 and concluded no impairment and that its estimated fair-values exceeded its carrying values by 21% as of the year-ended December 31, 2021.

The Company will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on its business, result in corresponding changes to its expectations about future estimated cash flows, discount rates and market multiples. If the Company’s adjusted expectations of the operating results do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record goodwill impairment charges, which may be material.

While the Company believes our conclusions regarding the estimates of fair value of its reporting unit is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

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

The “Cost of goods sold” line item in the consolidated statements of operations consists of the book value of inventory sold to customers during the reporting period and amortization of inventory step-up from acquisitions. When circumstances dictate that the Company use net realizable value as the basis for recording inventory, it bases its estimates on expected future selling prices less expected disposal costs.

Sales and Distribution—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and e-commerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e. sales and distribution variable expenses).  Further, sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Costs associated with the Company’s advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. For the years-ended December 31, 2019, 2020 and 2021, the Company recognized $4.8 million, $6.3 million and $9.0 million, respectively, for advertising costs, which consists primarily of online advertising expense. Shipping and handling expense is included in the Company’s consolidated statements of operations within sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by the Company’s own fulfillment operations. The Company’s expense for shipping and handling was $17.2 million, $20.4 million and $43.4 million during fiscal years 2019, 2020 and 2021, respectively.

Research and Development— Research and development expenses include compensation and employee benefits for technology development employees, travel related costs, and fees paid to outside consultants related to development of the Company’s owned intellectual property and technology.

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

•

Expected Term. The Company determines the expected term based on the average period the stock options are expected to remain outstanding, generally calculated as the midpoint of the stock options vesting term and contractual expiration period, as it does not have sufficient historical information to develop reasonable expectations about future exercise patterns and post-vesting employment termination behavior.

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

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as a foreign currency cumulative translation adjustment and reported as a component of accumulated other comprehensive income loss. Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other expense, net in the consolidated statements of operations. The Company recorded net loss from foreign currency transactions of less than $0.1 million for each of the years-ended December 31, 2019, 2020 and 2021.

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

Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). This ASU requires lessees to record most leases on their balance sheets but recognize the expenses on their income statements in a manner similar to current practice. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use asset for the right to use the underlying asset for the lease term. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and it will be effective for annual reporting periods beginning after December 15, 2021, with early adoption permitted. The new guidance was adopted on January 1, 2022 with no material impact on the Company’s consolidated financial statements. The Company adopted this standard by electing the package of practical expedients without hindsight, which permits the Company to not reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases, and (3) any initial direct costs for any existing leases as of the adoption date. The Company has several corporate office leases which are classified as operating leases, for which the Company is required to record a right-of-use asset and a lease liability equal to the present value of the remaining minimum lease payments and will continue to recognize expenses on a straight-line basis for these leases. On January 1, 2022, the Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities upon adoption of this standard. Right-of-use assets and corresponding lease liabilities are included in the prepaid and other assets and accrued and other liabilities line item respectively on the consolidated balance sheets.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. ASU 2018-15 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The new guidance was adopted on January 1, 2022 with no material impact on the Company’s consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Topic 814): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the number of accounting models used to account for convertible debt instruments and convertible preferred stock. The update also amends the disclosure requirements for convertible instruments and EPS in an effort to increase financial reporting transparency. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The new guidance was adopted on January 1, 2022 with no material impact on the Company’s consolidated financial statements.

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
3.	INVENTORY

Inventory consisted of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Inventory on-hand	$22,753	$48,079
Inventory in-transit	8,829	14,966
Inventory	$31,582	$63,045

The Company’s Inventory on-hand is held either with Amazon, Walmart or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s Inventory on-hand held by Amazon was approximately $5.3 million and $8.4 million as of December 31, 2020 and December 31, 2021, respectively.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Trade accounts receivable	$5,747	$10,478
Allowance for doubtful accounts	—	—
Accounts receivable—net	$5,747	$10,478

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Computer equipment and software	$613	$943
Furniture, fixtures and equipment	91	91
Leasehold improvements	56	56
Building	—	723
Subtotal	760	1,813
Less: accumulated depreciation and amortization	(591)	(559)
Property and equipment—net	$169	$1,254

Depreciation expense for property and equipment totaled $0.2 million, $0.3 million and $0.2 million during the years-ended December 31, 2019, 2020 and 2021, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of Level 1 assets at December 31, 2020 and 2021. The Company’s cash and restricted cash was $30.1 million and $38.3 million at December 31, 2020 and 2021, respectively, and included savings deposits and overnight investments.

The Company’s credit facility and term loans are carried at amortized cost at December 31, 2020 and December 31, 2021 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the fair value of the Company’s financial assets that are measured at fair value for the years-ended December 31, 2020 and 2021 (in thousands):

	December 31, 2020
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$26,718	$—	$—
Restricted Cash	3,379	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations	—	—	22,531
Fair market value of warrant liability	—	—	31,821

	December 31, 2021
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,317	$—	$—
Restricted cash	7,998	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations	—	—	9,223
Fair market value of warrant liability	—	—	—

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the years-ended December 31, 2020 and 2021 are as follows (in thousands):

Balance at December 31, 2020	$31,821
Modification of warrant liability to equity classification	(58,276)
Change in fair value of warrant liability	26,455
Balance at December 31, 2021	$—

Balance at December 31, 2020	$22,531
Fair value at issuance of contingent earn-out liability	20,971
Change in fair value of contingent earn-out liability	(30,529)
Payment of contingent earn-out liability	(3,750)
Balance at December 31, 2021	$9,223

The fair value of the outstanding warrants were measured using the Monte Carlo Simulation model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.  Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warrant line item on the statement of operations.

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
7.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Prepaid inventory	$4,361	$4,137
Restricted cash	3,250	7,998
Prepaid insurance	1,504	2,440
Consulting fees	738	2,263
Amazon global logistics	—	2,865
Other	1,258	1,331
Prepaid and other current assets	$11,111	$21,034

8.ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2020 and 2021 (in thousands):

	December 31, 2020	December 31, 2021
Accrued compensation costs	$293	$162
Accrued professional fees and consultants	483	331
Accrued logistics costs	1,068	578
Product related accruals	3,221	2,984
Sales tax payable	457	678
Sales return reserve	547	590
Accrued fulfillment expense	381	744
Accrued insurance	952	967
Federal payroll taxes payable	330	4,449
Accrued interest payable	137	338
All other accruals	471	5,800
Accrued and other current liabilities	$8,340	$17,621

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

9.	CREDIT FACILITY AND TERM LOANS

MidCap Credit Facility and Term Loan – November 2018 Note

On November 23, 2018, the Company entered into the three-year $25.0 million revolving credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) as agent and lenders party thereto. The Credit Facility could be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility were determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company was required to pay a facility availability fee of 0.5% on the average unused portion of the Credit Facility. On December 1, 2020, the Company, certain of the Company’s subsidiaries and MidCap entered into an amendment to the Credit Facility, (i) providing for a $30.0 million revolving credit facility, which could be increased, subject to certain conditions, to $50.0 million, (ii) permitting the incurrence of certain debt under certain conditions and restrictions, including the senior secured note with an aggregate principal amount of $43.0 million issued on December 1, 2020  (as amended, the “December 2020 Note”), (iii) permitting certain payments to High Trail SA as required under the December 2020 Note, and (iv) permitting the acquisition of the assets of an e-commerce business under the brands Mueller, Pursteam, Pohl and Schmitt, and Spiralizer (the “Smash Assets”). Further, the Credit Facility was extended to November 23, 2022. The Credit Facility contained a minimum liquidity financial covenant that required the Company to maintain a minimum of $6.5 million in cash on hand or availability in the Credit Facility. The Company was in compliance with the financial covenants contained within the Credit Facility as of December 31, 2020. As of December 31, 2020, there was $12.9 million outstanding on the Credit Facility and an available balance of approximately $1.4 million and as of December 31, 2021, there was no outstanding balance on the Credit Facility. On April 8, 2021, the Company paid off all obligations owing under, and terminated, the Credit Facility. The Company recorded $1.5 million of extinguishment of debt for the year-ended December 31, 2021, which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations.  Pursuant to the Credit Facility, upon the payment of the amounts outstanding under the Credit Facility, the Company paid a prepayment fee and a payoff letter preparation fee in an aggregate amount equal to 4.3% of the then outstanding principal balance of the Credit Facility. The Company recorded interest expense from the Credit Facility of approximately $1.9 million and $0.4 million for the years-ended December 31, 2020 and 2021, respectively, which included $0.7 million and $0.1 million, respectively, relating to debt issuance costs.

Horizon Term Loan – December 2018 Note

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

On December 1, 2020, the Company paid off all remaining obligations under the Horizon Term Loan for $15.0 million and terminated the Horizon Term Loan. The Company recorded interest expense from the Horizon Term Loan of $1.4 million and $0.0 million for the years-ended December 31, 2020 and 2021, respectively, which included $0.6 million and $0.0 million, respectively, relating to debt issuance costs.

High Trail Loan - December 2020 Note

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

The December 2020 Note was extinguished on April 8, 2021 in exchange for an April 2021 Note (see the discussion under the heading High Trail April 2021 Note of this Note 9 below).

High Trail - February 2021 Note

On February 2, 2021, the Company entered into a second, separate transaction with High Trail, where it issued to High Trail ON a 0% coupon senior secured promissory note in an aggregate principal amount of $16.5 million (as amended, the “February 2021 Note”) that was to mature on February 1, 2023.

High Trail - April 2021 Note

On April 8, 2021, the Company refinanced all its existing debt with High Trail and Midcap. As such, the Company entered into a new securities purchase and exchange agreement (the “Securities Purchase Agreement”) with High Trail SA and High Trail ON, pursuant to which, among other things, the Company issued and sold to High Trail, in a private placement transaction (the “Private Placement”), (i) senior secured promissory notes in an aggregate principal amount of $110.0 million (the “April 2021 Notes”) that accrued interest at a rate of 8% per annum and were to mature on April 8, 2024, and (ii) warrants (the “Warrants” and each, a “Warrant”) to purchase up to an aggregate of 2,259,166 shares of the Company’s common stock in exchange for: (a) a cash payment by High Trail to the Company of $57.7 million, (b) the cancellation of the December 2020 Note, and (c) the cancellation of the February 2021 Note.

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

The Company breached its Adjusted EBITDA covenant with its lender, High Trail, and in August 2021, the Company secured a waiver from its lender with the partial repayment of the loan. See the High Trail Letter Agreements and Omnibus Amendment section for additional information.

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

The Warrant Amendments to the February Warrant, the Penny Warrant and the Additional Warrant resulted in an $80.0 million reclassification from a liability to a component of equity and resulted in a $21.3 million reclassification from a component of equity to a liability as of December 31, 2021.

The Restricted Shares were expensed as part of extinguishment loss, valued based on the fair market value on April 8, 2021 for $4.1 million, with the offset impacting stockholders’ equity.

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

Under the terms of the April 2021 Notes, High Trail had the right, by delivering a notice to the Company (each, a “Stock Payment Notice”) to require the Company to satisfy its obligation to repay all or any portion of the Acceleration Amount in shares of the Company’s common stock, with the number of shares issuable determined by dividing the portion of the Acceleration Amount that High Trail requests, pursuant to a Stock Payment Notice, to be repaid in shares of the Company’s common stock, by 80% of the lesser of (A) the Daily VWAP (as defined in the April 2021 Notes) on the date of delivery of the Stock Payment Notice, and (B) the average of the lowest two Daily VWAPs during the ten (10) day VWAP trading period ending on the date of delivery of the Stock Payment Notice. Pursuant to the September Letter Agreements, High Trail agreed to deliver Stock Payment Notices as soon as it is practicable to do so without High Trail and its affiliates collectively beneficially owning in the aggregate in excess of 9.99% of the Company’s outstanding common stock.

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

The Company paid off the remaining $25.0 million High Trail Term Loan as of December 31, 2021 (see the discussion under the heading MidCap Credit Facility December 2021 of this Note 9 below). Pursuant to ASC 470, Debt, the Company concluded the High

Trail Term Loan transaction resulted in the extinguishment of the High Trail Term Loan in the amount of $2.5 million of extinguishment of which has been classified within loss on extinguishment of debt on the consolidated statements of operations.

For the year-ended December 31, 2021, the Company has recorded a total of $138.9 million of debt extinguishment loss which includes the $107.0 million from the High Trail Letter Agreements and Omnibus Amendment and the High Trail Debt Repayment, $28.2 million from the High Trail December 2020 and February 2021 term loans as part of the issuance of the April 2021 Notes, of $2.5 million of extinguishment from the remaining $25.0 million of High Trail Term Loan and $1.5 million from the repayment of the Credit Facility.

MidCap Credit Facility – December 2021

On December 22, 2021, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) together with certain of its subsidiaries party thereto as borrowers, the entities party thereto as lenders, and Midcap Funding IV Trust, as administrative agent, pursuant to which, among other things, (i) the Lenders agreed to provide a three year revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) the Company agreed to issue to MidCap Funding XXVII Trust a warrant (the “Midcap Warrant”) to purchase up to an aggregate of 200,000 shares of common stock of the Company, par value $0.0001 per share, in exchange for the Lenders extending loans and other extensions of credit to the Company under the Credit Agreement.

On December 22, 2021, the Company used $27.6 million of the net proceeds from the initial loan under the Credit Agreement to repay all remaining amounts owed under those certain senior secured promissory notes issued by the Company to High Trail Investments SA LLC and High Trail Investments ON LLC in an initial principal amount of $110.0 million, as amended (the “Terminated Notes”).

The obligations under the Credit Agreement are a senior secured obligation of the Company and rank senior to all indebtedness of the Company. Borrowings under the Credit Agreement bear interest at a rate per annum equal to 5.50%, plus, at the Company’s option, either a base rate or a LIBOR rate. The Company will also be required to pay a commitment fee of 0.50% in respect of the undrawn portion of the commitments, which is generally based on average daily usage of the facility during the immediately preceding fiscal quarter. The Credit Agreement does not require any amortization payments.

The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. The Company was in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2021.

The Midcap Warrant has an exercise price of $4.70 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is immediately exercisable, has a term of ten years from the date of issuance and is exercisable on a cash or cashless basis.

The Company’s credit facility consisted of the following as of December 31, 2021:

December 31, 2021
(in thousands)
MidCap Credit Facility – December 2021	34,119
Less: deferred debt issuance costs	(691)
Less: discount associated with issuance of warrants	(583)
Total MidCap Credit Facility – December 2021	$32,845

Interest Expense, Net

Interest expense, net consisted of the following for the years-ended December 31, 2020 and 2021 (in thousands):

	Years Ended December 31,
	2019	2020	2021
Interest expense	$4,532	$5,038	$13,250
Interest income	(146)	(59)	(595)
Total interest expense, net	$4,386	$4,979	$12,655

10.	STOCKHOLDERS’ EQUITY

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

On June 10, 2021, the Company entered into a Securities Purchase Agreement with certain accredited investors (collectively, the “Investors”) pursuant to which, among other things, the Company issued and sold to the Investors, in a private placement transaction, an aggregate of 2,666,667 shares of common stock, of the Company (the “Shares”), at an offering price of $15.00 per Share, with proceeds to the Company, net of offering costs, of $36.7 million.
11.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of December 31, 2021, 60,509 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of December 31, 2021, 347,313 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019.  The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of December 31, 2021, no shares were reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend (i) the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020, (ii) the vesting date for the second installment of shares of restricted common stock to December 15, 2020, (iii) the vesting date for the third installment of shares of restricted common stock to either January 18, 2021 or March 10, 2021, and (iv) the vesting date for the fourth installment of shares of restricted common stock to July 1, 2021 or December 14, 2021. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch-up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock options activity during the year-ended December 31, 2021:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2021	1,570,728	$9.09	7.71	$12,756
Options granted	—	$—	—	$—
Options exercised	(1,011,422)	$9.00	—	$—
Options cancelled	(36,401)	$9.17	—	$—
Balance—December 31, 2021	522,905	$9.25	6.77	$25,971
Exercisable as of December 31, 2021	520,256	$9.25	6.77	$25,971
Vested and expected to vest as of December 31, 2021	522,905	$9.25	6.77	$25,971

As of December 31, 2021, the total unrecognized compensation expense related to unvested options was less than $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.17 years.

During the year-ended December 31, 2021, no options were granted.

A summary of restricted stock activity within the Company’s equity plans and changes for the year-ended December 31, 2021, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2021	3,259,389	$13.51
Granted	2,028,547	$15.56
Vested	(2,798,872)	$13.56
Forfeited	(382,884)	$14.59
Nonvested at December 31, 2021	2,106,180	$14.94

As of December 31, 2021, the total unrecognized compensation expense related to unvested shares of restricted common stock was $20.1 million, which the Company expects to recognize over an estimated weighted-average period of 1.16 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants for years-ended December 31, 2020 and 2021.

		Years-End December 31,
	2019	2020	2021
		(in thousands)
Sales and distribution expenses	$7,358	$2,533	$6,809
Research and development expenses	5,711	3,965	5,339
General and administrative expenses	21,612	16,218	16,839
Total stock-based compensation expense	$34,681	$22,716	$28,987

12.	COMMITMENT AND CONTINGENCIES

Inventory Purchases—As of December 31, 2020 and 2021, the Company had $55.0 million and $32.3 million, respectively, of inventory purchase orders placed with vendors waiting to be fulfilled.

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2020 and December 31, 2021, the Company estimates that the potential liability, including current sales tax payable is approximately $0.5 million and $0.7 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

In April 2020, the Company received notice from the EPA with respect to regulatory compliance and the advertising associated with certain of its dehumidifier products. The Company believes that its products are compliant, and the Company is currently in discussions with the EPA to resolve the matter. The EPA placed a hold on the sale of certain of the Company's dehumidifier inventory while it reviews the matter with the Company. As of October 2020, the Company is able to resume selling the products identified by the EPA, and discussions are continuing with the EPA. The Company cannot be certain of the outcome with the EPA, and the Company may incur costs and penalties that cannot presently be calculated in the event that the Company is unable to resolve this matter with the EPA.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers to agree to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021.  Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021.  Through the date of the accompanying condensed consolidated financial statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. As such, the Company has fully reserved $4.1 million within prepaid and other current assets on its consolidated financial statements during the year-ended December 31, 2021. The Company has commenced legal action against the supplier and continues to reserve its legal options and rights on this matter.

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

Securities Class Action—On May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate, naming the Company, Yaniv Sarig and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the same court by Jeff Coon against the same defendants. Thereafter, other stockholders asserted similar claims. On August 10, 2021, the court appointed Joseph Nolff as the lead plaintiff of the putative class action, and on October 12, 2021, he filed an amended complaint, (i) adding Arturo Rodriguez as a defendant, (ii) asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (iii) claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations, and prospects and that this was revealed on May 4, 2021, when Culper Research published a report allegedly exposing these alleged misrepresentations and omissions. The lead plaintiff has since filed two further amended complaints repeating substantively the same allegations. On March 10, 2022, the Company reached an agreement in principle to resolve this action for $1.3 million which the Company accrued for, subject to negotiation of a formal memorandum of understanding, the execution of final settlement documents, and court approval. If that process does not succeed, the Company is prepared to continue the full defense of this action.

Shareholder Derivative Actions Related to the Securities Class Action—On October 21, October25 and November 10, 2021, three shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action, and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event the Company is held liable in the Securities Class Action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. The Company believes the allegations are without merit and intends to vigorously defend against these actions. The parties to these actions have agreed to stay this action pending resolution of the Securities Class Action, and given the tentative resolution of the Securities Class Action, the Company intends to engage with the parties for a resolution of these matters upon finalization of that settlement. However, the outcome of these legal proceedings are currently uncertain. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss or income for these actions.

Sabby Contract Action—On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) sued the Company in the Supreme Court of the State of New York, New York County, alleging that the Company breached the Securities Purchase Agreement, dated June 10, 2021 (the “Purchase Agreement”), pursuant to which Sabby purchased 400,000 shares of the Company’s common stock, for an aggregate price of approximately $6 million. Sabby contends that certain of the representations and warranties made by the Company in the Purchase Agreement concerning its financial condition and the accuracy of its prior disclosures were untrue and that the Company breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when the Company resolved certain defaults with High Trail. The Company intends to vigorously defend against this action, and, on December 15, 2021, the Company filed a motion to dismiss, which was fully briefed as of February 11, 2022. However, the outcome of this legal proceeding is currently uncertain. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this action.

13.	INCOME TAXES

Loss before provision for income taxes consisted of the following for the periods indicated (in thousands):

	December 31, 2019	December 31, 2020	December 31, 2021
Domestic	$(58,718)	$(62,985)	$(233,846)
International	(42)	(93)	(1,646)
Total	$(58,760)	$(63,078)	$(235,492)

The components of the Company’s income tax provision were as follows for the periods indicated (in thousands):

	December 31, 2019	December 31, 2020	December 31, 2021
Current:
Federal	$—	$—	$—
State	21	28	72
Foreign	8	0	265
Total current	29	28	337
Deferred:
Federal	—	—	253
State	—	20	32
Foreign	—	—	(90)
Total deferred	—	20	195
Income tax provision	$29	$48	$532

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	December 31, 2019	December 31, 2020	December 31, 2021
Income tax benefit at statutory rates	$(12,339)	$(13,246)	$(49,454)
Permanent differences	325	6,434	3
Debt Extinguishment	—	—	33,746
Warrant Liabilities	—	—	11,066
Stock Compensation	—	—	10,602
Change in FV contingent consideration	—	—	(3,143)
Foreign rate differential	(4)	(4)	(44)
State income taxes, net of federal tax benefit	(2,034)	(2,056)	(6,424)
Other	45	313	264
Prior Year True-Up Adjustments	—	—	(5,577)
Valuation allowance	14,036	8,607	9,493
Total income tax expense	$29	$48	$532

The Company’s effective tax rate was 0.08% and 0.23% for the years-ended December 31, 2020 and December 31, 2021, respectively. The effective tax rate in both 2020 and 2021 was principally due to minimum state taxes accrued against the Company’s pre-tax operating loss in each fiscal period.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	December 31, 2020	December 31, 2021
Deferred tax assets:
Sales returns reserve	$133	$130
Net operating loss carryforwards	21,070	36,250
Stock options	12,336	3,592
Deferred revenue	14	15
Interest expense limitation	2,392	10,151
Intangibles	58	0
Other	1,917	2,364
Less: valuation allowances	(37,823)	(47,316)
Net deferred tax assets	97	5,186
Deferred tax liabilities:
Fixed assets	(14)	(18)
Goodwill	(103)	(1,528)
Prepaid Expenses	—	(3,562)
Intangibles	—	(560)
Contingent Consideration	—	(1,084)
Other	—	(130)
Less: valuation allowances	—	—
Net deferred tax liabilities	(117)	(6,882)
Net deferred tax assets (liabilities)	$(20)	$(1,696)

The Company has temporary differences due to differences in recognition of revenue and expenses for tax and financial reporting purposes, principally related to net operating losses, inventory, depreciation, and other expenses that are not currently deductible or realizable. At December 31, 2020, the Company had approximately $87.0 million of gross federal net operating losses (“NOLs”), which will begin to expire in fiscal year 2034 if unused. The Company also has approximately $45.8 million apportioned state and local NOLs that expire between 2025 and 2035, depending on the state, if not used. At December 31, 2021, the Company had approximately $152.0 million of gross federal NOLs which will begin to expire in fiscal year 2034 if unused. The Company also has approximately $79.5 million apportioned state and local NOLs that expire between 2025 and 2035, depending on the state, if not used. The NOL carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. The Company’s ability to utilize its NOL carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company has had a change in ownership of more than 50% of its capital stock over a three-year period pursuant to Section 382 of the Code. These complex changes of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s stock, including certain public “groups” of stockholders as set forth by Section 382 of the Code, including those arising from new stock issuances and other equity transactions.

In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the U.S. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with the CARES Act and other financial relief measures worldwide, the Company has recognized $1.3 million of payroll related credits in other current liabilities for the years-ended December 31, 2021. The payroll related credits are recorded in other current liabilities within the consolidated balance sheet.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not its federal, state and foreign deferred tax assets will not be realized as of December 31, 2021.

The Company’s major taxing jurisdictions are New Jersey, New York, Florida, Texas, Pennsylvania, Tennessee, Virginia and California. The Company files a U.S. Consolidated income tax return as well as tax returns in certain foreign jurisdictions. The Company is subject to examination in these jurisdictions for all years since inception. Fiscal years outside the normal statute of limitations remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently under examination for income taxes in any jurisdiction. The

Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2020 and 2021, the Company has not recorded any tax contingency accruals for uncertain tax positions.

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

The Restated Voting Agreement became effective on June 12, 2019 and will continue until the earlier to occur of (a) a Deemed Liquidation Event unless, immediately upon such Deemed Liquidation Event, the Company’s common stock is and remains listed on The Nasdaq Stock Market LLC, or (b) Mr. Yaney’s death. For purposes of the agreement, a “Deemed Liquidation Event” means (i) the acquisition of the Company by another entity by means of any transaction or series of related transactions to which the Company is party other than a transaction or series of transactions in which the holders of the Company’s voting securities outstanding immediately prior to such transaction or series of transactions retain, immediately after such transaction or series of transactions, as a result of the Company’s shares held by such holders prior to such transaction or series of transactions, a majority of the total voting power represented by the Company’s outstanding voting securities or such other surviving or resulting entity; (ii) a sale, lease or other disposition of all or substantially all of the Company’s or its subsidiaries’ assets taken as a whole by means of any transaction or series of related transactions, except where such sale, lease or other disposition is to a wholly-owned subsidiary of the Company; or (iii) any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary; however, a Deemed Liquidation Event shall not include any transaction effected primarily to raise capital for the Company or a spin-off or similar divestiture of the Company’s product or Managed PaaS business as part of reorganization of the Company approved by the Company’s board of directors.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year-Ended December 31,
	2019	2020	2021
Net loss	$(58,789)	$(63,126)	$(236,024)
Weighted-average number of shares used in computing net loss per share, basic and diluted	13,516,844	17,167,999	35,379,005
Net loss per share, basic and diluted	$(4.35)	$(3.68)	$(6.67)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	3,595,078	4,975,759	3,027,361

All other outstanding potentially dilutive securities, including shares of restricted common stock, common stock options (See Note 11) and common stock warrants (See Note 2) were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

16.ACQUISITIONS

2019 Acquisitions

Aussie Health Assets

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

2020 Acquisitions

Truweo Assets

On August 26, 2020, the Company completed the acquisition of the Truweo Assets, whose products sell primarily on the Amazon U.S. marketplace, for total consideration of $16.4 million, which was comprised of cash of $14.0 million and a promissory note for

$2.4 million. The promissory note accrues interest at a rate of 8% per annum, with $0.6 million principal and accrued interest payments due on November 30, 2021, February 28, 2022, and May 31, 2022 and matures on August 22, 2022.

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

Smash Assets

On December 1, 2020, the Company completed the acquisition of the Smash Assets, which consisted of products sold primarily on the Amazon U.S. marketplace, for total consideration comprised of (i) $25.0 million, (ii) 4,220,000 shares of common stock, the cost basis of which was $6.89 (closing stock price at closing of the transaction), of which 164,000 of such shares were issued to the sellers’ brokers, and (iii) a seller note in the amount of $15.6 million, representing the value of certain inventory that the sellers had paid for but not yet sold as of the closing date. In addition, subject to achievement of certain contribution margin thresholds on certain products of the acquired business for the fiscal years ending December 31, 2021 and December 31, 2022, the sellers will be entitled to receive earn out payments.

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

2021 Acquisitions

Healing Solutions

On February 2, 2021 (the “Closing Date”), the Company entered into and closed the Asset Purchase Agreement with Healing Solutions, LLC (“Healing Solutions”). Pursuant to the Asset Purchase Agreement, the Company purchased and acquired certain assets of Healing Solutions (the “Healing Solutions Assets”) related to Healing Solutions’ retail and e-commerce business under the Healing Solutions’ brands, Tarvol, Sun Essential Oils and Artizen (among others), which primarily sells essential oils through Amazon and other marketplaces (the “Asset Purchase”). The Asset Purchase was accounted for as a business combination using the acquisition method of accounting in accordance with ASC 805, Business Combinations. As consideration for the Asset Purchase, the Company (i) paid to Healing Solutions $15.3 million in cash (the “Cash Purchase Price”), and (ii) issued 1,387,759 shares of common stock to Healing Solutions, the cost basis of which was the closing price per share of the common stock on the Closing Date. At the closing (the “Closing”), the Company withheld $2.0 million of the Cash Purchase Price to serve as collateral for Healing Solutions’ payment of certain overdue trade payables to be released to Healing Solutions in accordance with the terms of the Asset Purchase Agreement.  This amount was paid by the Company within 60 days of the Closing Date.

In addition, Healing Solutions will be entitled to receive 170,042 shares of common stock (up to a maximum of 280,000 shares pursuant to certain terms and valuation at the measurement date) in respect of certain inventory.  The shares will be issued to Healing Solutions following the final determination of inventory values pursuant to the terms of the Asset Purchase Agreement, which determination is expected to occur approximately nine to ten months following the Closing Date and such shares will be subject to vesting restrictions which will lapse on the date that is the one-year anniversary after the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, Healing Solutions is required to use its commercially reasonable efforts to identify one or more suppliers of finished goods inventory of all SKUs that constitute assets acquired in the Asset Purchase (“New Suppliers”) and to initiate discussions with such New Suppliers for the purpose of negotiating new supply agreements between the Company or its affiliates, on the one hand, and the New Supplier, on the other hand, for the purchase of such SKUs following the Closing on terms acceptable to the Company in its sole discretion, acting reasonably. If, on or before the date that is 15 months after the Closing Date, an Earn-Out Consideration Event (as defined in the Asset Purchase Agreement) has occurred, then Healing Solutions shall be entitled to receive up to a maximum of 528,670 shares of common stock (the “Earn-Out Shares”), which number of shares is subject to reduction in accordance with the terms of the Asset Purchase Agreement based on the time period within which the Earn-Out Consideration Event occurs. See Contingent earn-out liability considerations section below.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount allocated
(in thousands)
Cash purchase price	$15,280
1,387,759 shares of Common Stock issued at the Closing	39,454
Seller note for inventory	5,285
Estimated earnout liability	11,273
Total consideration to be paid	$71,292

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$8,215
Working Capital	202
Trademarks (10 year useful life)	22,900
Goodwill	39,975
Net assets acquired	$71,292

Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Healing Solutions’ products into the Company’s existing sales channels.

Squatty Potty Assets

On May 5, 2021, the Company acquired the business of e-commerce and retail company Squatty Potty, LLC (“Squatty Potty”), a leading online seller of health and wellness products, in an asset purchase transaction. Currently, Squatty Potty products are sold in thousands of retail locations including Bed, Bath & Beyond, Walmart and Target. As consideration for Squatty Potty’s assets, the Company paid approximately $19.0 million in cash. The Company also paid approximately $1.1 million as consideration related to acquired inventory. In addition, and subject to the achievement of contribution margin metrics for the year-ended December 31, 2021, the Company agreed to pay Squatty Potty a maximum earn-out of approximately $4.0 million, payable in shares of common stock or cash at Squatty Potty’s discretion. The Company also agreed to pay Squatty Potty $8.0 million for transition services, payable in shares of common stock or cash at Squatty Potty’s discretion. See Contingent earn-out liability considerations section below.

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

(1)

Goodwill is expected to be deductible for tax purposes. The goodwill is attributable to expected synergies resulting from integrating the Squatty Potty products into the Company’s existing sales channel.

  Photo Paper Direct

On May 5, 2021, the Company closed the acquisition of all outstanding stock of e-commerce company Photo Paper Direct Ltd. (“Photo Paper Direct”), a leading online seller of printing supplies. As consideration for Photo Paper Direct’s stock, the Company paid approximately $8.3 million in cash and issued approximately 704,500 shares of the Company’s common stock. The Company also paid approximately $5.4 million in cash as consideration related to Photo Paper Direct’s inventory and other working capital assets, including cash on hand of approximately $3.0 million. In addition, and subject to the achievement of certain Adjusted EBITDA metrics by December 31, 2021, the Company agreed to issue to Photo Paper Direct a maximum earn-out of $6.0 million in cash and $2.0 million in the Company’s common stock. See Contingent earn-out liability considerations section below.

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount
allocated
(in thousands)
Cash purchase price	$8,293
704,548 shares of common stock issued	11,075
Working capital adjustment	5,338
Estimated earnout liability	911
Total consideration	$25,617

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$2,846
PP&E	86
Real Property	848
Working Capital	2,144
Trademarks (10 year useful life)	5,400
Goodwill (1)	15,774
Deferred tax liability (2)	(1,481)
Net assets acquired	$25,617

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

(2)	A measurement period adjustment was recorded that resulted in a deferred tax liability of $1.5 million, and corresponding increase in goodwill.

  Pro Forma Information

The following unaudited pro forma information illustrates the impact of the acquisitions on the Company’s net revenue for the years-ended December 31, 2021, 2020 and 2019. The acquisitions are reflected in the following pro forma information as if the acquisitions had occurred on January 1, 2019.

	Year Ended December 31,
	2019	2020	2021
	(in thousands)
Net revenue as reported	$114,451	$185,704	$247,767
Aussie Health Assets net revenue	1,759	—	—
Smash net revenue (1)	42,994	83,132	—
Truweo net revenue (2)	7,942	11,155	—
Healing Solutions net revenue (3)	—	78,646	4,600
Squatty Potty net revenue (4)	—	14,919	6,024
Photo Paper Direct net revenue (5)	—	13,721	6,334
Net revenue pro forma	$167,146	$387,277	$264,725

Operating loss as reported	$(54,333)	(34,751)	(34,077)
Aussie Health Assets operating income	310	—	—
Smash operating income (1)	4,163	15,221	—
Truweo operating income (2)	3,616	5,484	—
Healing Solutions operating income (3)	—	7,792	382
Squatty Potty operating income (4)	—	3,529	1,772
Photo Paper Direct operating income (5)	—	3,364	1,152
Operating loss (income) pro forma	$(46,244)	$639	$(30,771)

(1)

In the accompanying consolidated financial statements for the year-ended December 31, 2020, net revenue, as reported, includes $16.1 million of net revenue from this acquisition. For the year-ended December 31, 2020, operating income, as reported, includes $4.5 million of operating income from this acquisition.

(2)

In the accompanying consolidated financial statements for the year-ended December 31, 2020, net revenue, as reported, includes $1.6 million of net revenue from this acquisition. For the year-ended December 31, 2020, operating income, as reported, includes $0.7 million of operating income from this acquisition.

(3)

In the accompanying consolidated financial statements for the year-ended December 31, 2021, net revenue, as reported, includes $33.1 million of net revenue from this acquisition. For the year-ended December 31, 2021, operating income, as reported, includes $10.7 million of operating income from this acquisition.

(4)

In the accompanying consolidated financial statements for the year-ended December 31, 2021, net revenue, as reported includes $10.1 million of net revenue from this acquisition. For the year-ended December 31, 2021, operating income, as reported, includes $4.2 million of operating income from this acquisition

(5)

In the accompanying consolidated financial statements for the year-ended December 31, 2021, net revenue, as reported includes $11.6 million of net revenue from this acquisition. For the year-ended December 31, 2021, operating loss, as reported, includes $1.3 million of operating income from this acquisition.

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

As part of the acquisition of the Smash Assets, the sellers of the Smash Assets are entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. Earn-out payments will be due to the sellers for year one, or calendar year 2021 in the first quarter of 2022, and year two, or calendar year 2022, will be due in the first quarter of 2023. For the year-ended December 31, 2021 (year one of the earn-out), the earn-out payment will be calculated based on the contribution margin generated on certain products for an amount equal to $1.67 for every $1.00 of such contribution margin that is greater than $15.5 million and less than or equal to $18.5 million. Such earn-out payment cannot exceed $5.0 million. In addition, during the year-ending December 31, 2022 (year two of the earn-out), for each $0.5 million of contribution margin generated on certain products in excess of $15.5 million, subject to a cap of $27.5 million, the sellers shall be entitled to receive an amount in cash equal to the value of 0.1 million shares of the Company’s common stock multiplied by the average of the volume-weighted-average closing price per share of the Company’s common stock, for the 30 consecutive trading days ending on December 31, 2022.

As of December 1, 2020, the acquisition date, the initial fair value amount of the earn-out payment was appropriately $9.8 million. As of December 31, 2020, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $22.5 million, representing a change of fair value impact of approximately $12.7  million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $5.2 million related to the calendar year 2022 earnout.  The calendar year 2021 earnout is $0.0 million as it was not achieved.

As part of the acquisition of the Healing Solutions Assets, Healing Solutions was entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurred: (i) prior to the date that is nine months following the Closing Date, the Company will issue 528,670 shares of its common stock to Healing Solutions; (ii) on or after the date that is nine months following the Closing Date but before the date that is 12 months following the Closing Date, the Company was to issue 396,502 shares of common stock to Healing Solutions; or (iii) on or after the date that is 12 months following the Closing Date but before the date that is 15 months following the Closing Date (the date that is 15 months following the Closing Date, the “Earn-Out Termination Date”), the Company was to issue 264,335 shares of common stock to Healing Solutions; or after 15 months, the Company would not had any obligation to issue any shares of its common stock to Healing Solutions.

As of February 2, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Healing Solutions Assets was appropriately $16.5 million. In November 2021, the Company issued 1.4 million shares of common stock in full settlement of the earn-out. As of December 31, 2021 there is no remaining earn-out liability related to Healing Solutions.

As part of the acquisition of the Squatty Potty Assets, Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurs in 12 months ended December 31, 2021, the maximum payment amount is $3.9 million and if the termination of the transition service agreement is prior to the date that is nine months following the Closing Date, an additional $3.9 million.

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Squatty Potty Assets was approximately $4.0 million, representing a net change of fair value impact of approximately $0.5 million for year-ended December 31, 2021.

As of May 5, 2021, the acquisition date of Photo Paper Direct Ltd. (“Photo Paper Direct”), the initial fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was appropriately $0.9 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was approximately $0.0 million as the earnout was not achieved, representing a net change of fair value impact of approximately $0.9 million for the year-ended December 31, 2021.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands) as of December 31, 2021 (in thousands):

	December 31, 2021
	Smash Assets	Healing Solutions	Squatty Potty	Photo Paper Direct	Total
Balance—January 1, 2021	$22,531	$—	$—	$—	$22,531
Acquisition date fair value of contingent earn-out liabilities and inventory to be settled in shares	—	16,558	3,502	911	20,971
Change in fair value of contingent earn-out liabilities	(17,291)	(12,808)	481	(911)	(30,529)
Payment of contingent earn-out liability (1)	—	(3,750)	—	—	(3,750)
Balance—December 31, 2021	$5,240	$—	$3,983	$—	$9,223

(1) The $3.8 million payment relating to Healing Solutions earn-out was made with 1.4 million of the Company's common stock in November 2021. This resulted in a settlement charge of $4.2 million due to the difference of fair value of the shares issued on the settlement date versus the fair value of the earn-out on the date of the settlement.
17.	GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2020 and December 31, 2021 (in thousands):

	December 1, 2020	December 31, 2020		December 31, 2020
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$745	$46,573	$—	$47,318	$—	$—	$47,318
-
	December 31, 2020	December 31, 2021		December 31, 2021
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$47,318	$72,623	$—	$119,941	$—	$—	$119,941

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2020 and December 31, 2021 (in thousands):

	December 1, 2020	December 31, 2020		December 31, 2020
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$310	$31,500	$—	$31,810	$—	$(442)	$31,368
Non-competition agreement	11	100	—	111	—	(19)	92
Transition services agreement	12	11	—	23	—	(23)	—
Total intangibles	$333	$31,611	$—	$31,944	$—	$(484)	$31,460

	December 31, 2020	December 31, 2021		December 31, 2021
	Gross Carrying Amount	Additions	Impairments	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$31,810	$34,100	$—	$65,910	$—	$(6,332)	$59,578
Non-competition agreement	111	—	—	111	—	(54)	57
Transition services agreement	23	—	—	23	—	(23)	—
Customer relations	—	5,700	—	5,700	—	(380)	5,320
Other	—	700	—	700	—	(700)	—
Total intangibles	$31,944	$40,500	$—	$72,444	$—	$(7,489)	$64,955

The following table sets forth the estimated aggregate amortization of our in-place intangible assets and favorable intangible assets for the next five years and thereafter (amounts in thousands):

2022	$7,228
2023	7,214
2024	7,171
2025	7,130
2026	7,130
Thereafter	29,082
Total	$64,955

18.	SUBSEQUENT EVENTS

Securities Purchase Agreement and Warrants

On March 1, 2022, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors identified on the signature pages to the Purchase Agreements (collectively, the “Purchasers”) pursuant to which, among other things, the Company issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (i) 6,436,322 shares of the Company’s common stock (the “Shares”), par value $0.0001 per share (the “Common Stock”), and accompanying warrants to purchase an aggregate of 4,827,242 shares of Common Stock, and (ii) pre-funded warrants to purchase up to an aggregate of 3,013,850 shares of Common Stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 2,260,388 shares of Common Stock (the “Private Placement”). The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants”, and the Common Stock Warrants and the Pre-Funded Warrants are referred to herein collectively as the “Warrants”. Under the Purchase Agreements, each Share and accompanying Common Stock Warrant were sold together at a combined price of $2.91, and each Pre-Funded Warrant and accompanying Common Stock Warrant were sold together at a combined price of $2.9099, for gross proceeds of approximately $27.5 million. The Private Placement closed on March 4, 2022. The Company intends to use the proceeds from the Private Placement for working capital purposes, the conduct of its business and other general corporate purposes, which may include acquisitions, investments in or licenses of complementary products, technologies or businesses, operating expenses and capital expenditures. In connection with the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register for resale the Shares, as well as the shares of Common Stock issuable upon exercise of the Warrants (the “Warrant Shares”). Under the Registration Rights Agreement, the Company has agreed to file a registration statement covering the resale by the Purchasers of the Shares and Warrant Shares (together, the “Registrable Securities”) within 30 days following the agreement date.

Securities Class Action

On March 10, 2022, the Company reached an agreement in principle, subject to negotiation of a formal memorandum of understanding, the execution of final settlement documents, and court approval, to resolve the securities class action lawsuit that was initiated on May 13, 2021, in the U.S. District Court for the Southern District of New York by Andrew Tate, naming the Company, Yaniv Sarig and Fabrice Hamaide as defendants. If that process does not succeed, the Company is prepared to continue the full defense of this action. The agreement in principle contemplates that the Company will pay $1.3 million and the Company has recorded an accrual for such amount within “accounts payable” on the consolidated balance sheets.

ATERIAN, INC. AND SUBSIDIARIES

Schedule II—Valuation and Qualifying Accounts and Reserves

(All amounts in thousands)

	Balance at Beginning of Period	Charged to Costs & Expenses	Charged to Other Accounts	Accounts Written Off or Deductions	Balance at End of Period
Description
Year-ended December 31, 2019
Allowance for doubtful accounts	$—	$35	$—	$—	$35
Deferred tax valuation allowance	$15,167	$—	$14,036	$—	$29,203
Year-ended December 31, 2020
Allowance for doubtful accounts	$35	$—	$—	$(35)	$—
Deferred tax valuation allowance	$29,203	$—	$8,620	$—	$37,823
Year-ended December 31, 2021
Allowance for doubtful accounts	$—	$—	$—	$—	$—
Deferred tax valuation allowance	$37,823	$—	$9,493	$—	$47,316

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2021. This Annual Report does not include an attestation report of our registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement on Schedule 14A to be filed with the SEC in connection with our 2022 annual meeting of stockholders (the “Proxy Statement”), which we expect to file not later than 120 days after the end of our year-ended December 31, 2021, and is incorporated in this report by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2021 and is incorporated in this report by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2021 and is incorporated in this report by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2021 and is incorporated in this report by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement, which we expect to file not later than 120 days after the end of our year-ended December 31, 2021 and is incorporated in this report by reference.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2020	2.1

2.3†	Asset Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2021	2.1

2.4†	Stock Purchase Agreement, dated May 5, 2021, by and among (i) the Compay and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2021	2.2

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.1

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.2

3.4	Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.3

3.2	Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.8	Form of Warrant to Purchase Stock, dated December 22, 2021.	8-K	001-38937	12/27/2021	4.1

4.9*	Description of Securities of Aterian, Inc.

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2019	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.3

10.4#	Amended and Restated 2018 Equity Incentive Plan.	S-8	333-232087	5/28/2921	10.3

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.5

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-8	333-232087	6/12/2019	10.4

10.7#	Amended and Restated Aterian, Inc. 2019 Equity Plan.	S-1	333-256635	5/28/2021	10.17

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Aterian, Inc. 2019 Equity Plan).	S-1	333-231381	5/10/2019	10.18

10.9#+	Employment Agreement dated May 14, 2018, by and between Aterian Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2019	10.10

10.10#+	Employment Agreement dated January 1, 2016, by and between Aterian Group, Inc. and Mihal Chaouat-Fix.	S-1	333-231381	5/10/2019	10.11

10.11#	Employment Agreement dated April 1, 2015, by and between Aterian Group, Inc. and Yaniv Sarig.	S-1	333-231381	5/10/2019	10.14

10.12#	Independent Contractor Agreement dated August 14, 2017, by and between Aterian Group, Inc. and Tomer Pascal.	S-1	333-231381	5/10/2019	10.15

10.13#+	Employment Agreement dated November 27, 2018, by and between Aterian Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2019	10.16

10.14	Restated Voting Agreement dated March 13, 2019, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Aterian, Inc.	S-1	333-231381	5/10/2019	10.19

10.15	Lock-Up, Voting and Standstill Agreement, dated December 1, 2020, by and between Aterian, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.3

10.16+	Non-Negotiable Promissory Note, dated December 1, 2020, from Aterian, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.4

10.17	Lock-Up, Voting and Standstill Agreement, dated February 2, 2021, by and between Aterian Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.3

10.18+	Manufacturing Supply Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.4

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.19+	Consulting Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Richard Perry.	8-K	001-38937	2/3/2021	10.5

10.20+	Consulting Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Christopher Marshall.	8-K	001-38937	2/3/2021	10.6

10.21+	Consulting Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Quinn McCullough.	8-K	001-38937	2/3/2021	10.7

10.22+	Transition Services Agreement, dated February 2, 2021, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2021	10.8

10.23	Voting and Standstill Agreement, dated May 5, 2021, by and between Aterian, Inc. and Squatty Potty, LLC.	8-K	001-38937	5/11/2021	10.1

10.24+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Bernie Kropfelder.	8-K	001-38937	5/11/2021	10.2

10.25+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Tani Alger.	8-K	001-38937	5/11/2021	10.3

10.26+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Jeff Ela.	8-K	001-38937	5/11/2021	10.4

10.27+	Transition Services Agreement, dated May 5, 2021, by and between Squatty Potty, LLC and Truweo, LLC.	8-K	001-38937	5/11/2021	10.5

10.28	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Josef Eitan.	8-K	001-38937	5/11/2021	10.6

10.29	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Ran Nir.	8-K	001-389927	5/11/2021	10.7

10.30	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and Healing Solutions LLC.	10-Q	001-389927	8/9/2021	10.15

10.31	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and 9830 Macarthur LLC.	10-Q	001-389927	8/9/2021	10.16

10.32+	Credit and Security Agreement, dated as December 22, 2021, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties”, the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent	8-K	001-389927	12/27/2021	10.1

21.1 *	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

ATERIAN, INC.

By:	/s/ Yaniv Sarig
Yaniv Sarig
President and Chief Executive Officer

Date:	March 16, 2022

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

Signature	Title	Date

/s/ Yaniv Sarig	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2022
Yaniv Sarig

/s/ Arturo Rodriguez	Chief Financial Officer (Principal Accounting and Financial Officer)	March 16, 2022
Arturo Rodriguez

/s/ William Kurtz	Director	March 16, 2022
William Kurtz

/s/ Susan Lattmann	Director	March 16, 2022
Susan Lattmann

/s/ Sarah Liebel	Director	March 16, 2022
Sarah Liebel

/s/ Greg B. Petersen	Director	March 16, 2022
Greg B. Petersen

/s/ Amy von Walter	Director	March 16, 2022
Amy von Walter

/s/ Bari Harlam	Director	March 16, 2022
Bari Harlam