Form 10-K/A
period 2021-12-31
Aterian, Inc.
filed 2022-03-28
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares of Registrant’s common stock outstanding as of March 24, 2022 was 62,093,569.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Amendment”) is being filed by Aterian, Inc. (the “Company”, “Aterian”, “we”, “us”, and “our”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was originally filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022 (the “Annual Report”).

The Company is filing this Amendment solely for the purposes of including the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K that was previously omitted from the Annual Report in reliance upon General Instruction G(3) to Form 10-K. General Instruction G(3) to Form 10-K allows such omitted information to be filed as an amendment to the Annual Report, or incorporated by reference from the Company’s definitive proxy statement which involves the election of directors, not later than 120 days after the end of the fiscal year covered by the Annual Report. As of the date of this Amendment, the Company does not currently intend to file a definitive proxy statement containing the information required in Part III of Form 10-K within such 120-day period. Accordingly, the Company is filing this Amendment to include such omitted information as part of the Annual Report.

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of March 28, 2022:

Name	Age	Position(s)
Executive Officers:
Yaniv Sarig	44	President and Chief Executive Officer, Director
Arturo Rodriguez	46	Chief Financial Officer
Joseph A. Risico	48	Chief Legal Officer and Head of Corporate Development, North America
Mihal Chaouat-Fix	42	Chief Product Officer
Roi Zahut	34	Chief Technology Officer

Non-Employee Directors:
Bari A. Harlam	60	Director
William Kurtz	64	Director
Susan Lattmann	54	Director
Sarah Liebel	39	Director
Greg B. Petersen	59	Director
Amy von Walter	48	Director

There are no family relationships among any of the directors or executive officers except that Yaniv Sarig and Mihal Chaouat-Fix are siblings.

Executive Officers

Yaniv Sarig has served as a director and our President and Chief Executive Officer since September 2018, is a co-founder of Aterian Group, Inc. (“Aterian Opco”) and has served as a director and President and Chief Executive Officer of Aterian Opco since June 2014. Prior to co-founding Aterian, Mr. Sarig led the Financial Services Engineering department at Coverity, a leading software startup providing code quality and security solutions for top financial institutions and hedge funds in New York including NYSE, Nasdaq, JPMC and Barclays, from April 2012 to April 2014. Before joining Coverity, Mr. Sarig held lead technical roles at Bloomberg from October 2011 to April 2012 and EPIQ Systems, Inc. (Nasdaq: EPIQ), a legal process outsourcing company, from February 2006 to October 2011. Prior to moving to New York City, Mr. Sarig lived in Israel where he held various software engineering roles at startups from various industries including companies involved in digital printing solutions and military navigation systems. Mr. Sarig also served in the IDF Special Forces from November 1995 to November 1998, where he obtained the rank of Sergeant First Class. Mr. Sarig holds a Bachelor of Science in Computer Science from Touro College, is fluent in English, French, Hebrew and C++. We believe that Mr. Sarig is qualified to serve as a member of our Board of Directors (“Board”) based on the perspective and experience he brings as our co-founder and President and Chief Executive Officer.

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

Joseph A. Risico has served as our Chief Legal Officer and Head of Corporate Development, North America since March 2021. Prior to that, he served as our General Counsel since September 2018 and has served as General Counsel for Aterian Opco since February 2018. Prior to joining Aterian, Mr. Risico held a number of legal and business positions, most recently at AutoModality, Inc., a UAV flight control software company, where he served as Chief Operating Officer and General Counsel from February 2017 to February 2018, Ecovative Design LLC, a biomaterials company, where he served as General Counsel and Head of Business Development from August 2011 to February 2017, and 3M Company, where he served as the General Counsel of 3M’s corporate ventures business from May 2010 to July 2011. Mr. Risico started his legal career as a corporate associate at the law firm of Cravath, Swaine & Moore LLP from August 2001 to June 2006. Mr. Risico holds a B.A. from New York University with concentrations in accounting and economics and a J.D. from Columbia Law School. Mr. Risico also holds a CPA (not active).

Mihal Chaouat-Fix has served as our Chief Product Officer since September 2018. Prior to taking the Chief Product Officer role, since June 2014, Ms. Chaouat-Fix served as our Chief Operating Officer, where she was responsible for our day-to-day leadership and operational management. Prior to joining Aterian, Ms. Chaouat-Fix worked in various strategic roles from April 2000 to March 2014 at Gottex Models Ltd., an international fashion swimwear company. Among her various roles spanning operations and marketing, she oversaw manufacturing, supply chain and distribution of 12 million units a year to over 40 countries world-wide.

Roi Zahut has served as our Chief Technology Officer since January 2019. Prior to joining Aterian, he served in a number of roles, including as the CTO of the Advanced Analytics global consulting team at IBM and as the architect of IBM Metropulse, a retail & CPG analytics platform, from October 2016 to January 2019. Prior to that, Mr. Zahut lived in Israel where he held senior technical, business and data science roles in startups and consulting companies including IBM Israel from January 2015 to October 2016, Brainbow Ltd from October 2013 to January 2015 and Matrix IT Ltd, an information technology company, from October 2008 to October 2011, working across industries (CPG, industrial and defense). Mr. Zahut also served in the Israeli Air Force from September 2005 to October 2008 where he obtained the rank of Sergeant First Class. Mr. Zahut holds an MSc in Neuroscience with distinction from Bar Ilan University.

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

William Kurtz has served as a director since August 2019. Mr. Kurtz is a senior financial and operations executive with over 30 years of experience operating as chief financial officer or chief operating officer at several private and public technology companies on the East Coast and in Silicon Valley. Since 2016, he has served as a member of the board of directors of Verint Systems Inc., a customer experience software SaaS company, and he currently serves as chairman of its Audit Committee and as a member of the Nominating & Governance Committee. Mr. Kurtz has served as the Chief Financial and Commercial Officer for Ripcord, Inc. since January 2021 and as its Chief Commercial Officer since April 2021 and served as its interim Chief Executive Officer from June 2021 through January 2022 while the company conducted a search for a chief executive officer. He is also a member of the Board of Ripcord Inc. Mr. Kurtz also served as a Strategic Advisor for Bloom Energy Corporation, a manufacturer of on-site power generation platforms, from January 2019 to January 2021 and previously served as its Chief Commercial Officer (from May 2015 to December 2018) and Chief Commercial & Financial Officer (from March 2008 to May 2015). Mr. Kurtz has also held a number of CFO or other senior finance and operations roles at a variety of organizations, including Novellus Systems, Inc. (from September 2005 to February 2008), Engenio Information Technologies, Inc. (from March 2004 to August 2005), 3PARdata, Inc. (from July 2001 to February 2004), Scient Corporation (from August 1998 to June 2001), AT&T Corporation (from July 1983 to July 1998) and Price Waterhouse & Co./Brout & Company (from June 1979 to July 1983). Mr. Kurtz also served as a member of the board of directors and chair of the audit committee of Violin Memory Inc. (from November 2014 to February 2017), PMC-Sierra, Inc. (from April 2003 to January 2016), AuraSound, Inc. (from August 2010 to April 2012), ONStor, Inc. (from January 2008 to July 2009) and Redback Networks Inc. (from October 1999 to January 2007). Mr. Kurtz holds a Bachelor of Science in Commerce from Rider University and a Master of Science in Management Sciences from Stanford University. We believe Mr. Kurtz is qualified to serve as a member of our Board due to his experience in chief financial officer and chief operating officer roles and his experience in private and public technology companies.

Greg B. Petersen has served as a director since June 2019. Mr. Petersen currently serves on two other public company boards, PROS Holdings, Inc. and Plus Therapeutics, Inc. Mr. Petersen has previously served on other public company boards and has extensive experience as a Chief Financial Officer and executive at several software companies. Since February 2020, Mr. Petersen has served as a member of the board of directors for Plus Therapeutics, Inc., a clinical-stage pharmaceutical company focused on the discovery, development and delivery of innovative treatments for cancer and rare diseases, and serves as a member of its Audit Committee and

Compensation Committee. Since 2007, he has served as a member of the board of directors of PROS Holdings, Inc., a provider of artificial intelligence solutions that powers commerce in the digital economy, and serves as chairman of its Compensation and Leadership Development Committee and as a member of its Audit Committee. Mr. Petersen also served on the board of directors of Diligent Corporation (2013 to 2016), a provider of enterprise governance management solutions, and Piksel, Inc. (2012 to 2017), which designs, builds and manages online video services. He was also an advisory board member at Synthesio (2014 to 2016), a provider of social listening tools. Mr. Petersen served as the chairman of the audit committee at Diligent and Piksel. A petition of bankruptcy was filed by Piksel, Inc. (f/k/a Kit Digital Inc.) in April 2013. Mr. Petersen has served as the president of Brookview Capital Advisors, an operations and investment advisory business, since 2016. From 2014 to 2015, he served as Executive Vice Chairman at Diligent Corporation. Mr. Petersen previously served as Chief Financial Officer of Lombardi Software, Inc., a business process management software provider (which was sold to IBM in 2010), from 2008 to 2010 and Activant Solutions, Inc., a provider of business management solutions to retail and wholesale distribution businesses (which is now part of Epicor Software), from 2001 to 2007. Mr. Petersen previously served in executive roles with Trilogy Software, a provider of enterprise software and business services, from 1999 to 2001 and RailTex, a short-line and regional rail service provider, from 1997 to 1999. Mr. Petersen began his career with American Airlines, Inc., including serving as managing director of corporate development. Mr. Petersen holds a Bachelor of Arts in Economics from Boston College and a Master of Business Administration from the Fuqua School of Business at Duke University. We believe Mr. Petersen is qualified to serve as a member of our Board due to his business and leadership experience in software companies, merger and acquisition experience and extensive financial planning, accounting, governance, compensation planning and risk management knowledge.

Susan Lattmann has served as a director since February 2022. Ms. Lattmann currently serves on the boards of directors of Landsea Homes Corporation (Nasdaq: LSEA), a publicly traded residential homebuilder, since December 2021, Farmer Focus, a private organic chicken company, since November 2021 and ArcTrust III, a private growth and income real estate investment trust, since November 2020. Ms. Lattmann has also served as the Chief Financial Officer for The Row, an international luxury apparel retailer. Previously, she worked for Bed Bath & Beyond Inc. (Nasdaq: BBBY), from August 1996 to December 2019, where she held several roles, including Chief Financial Officer and Chief Administrative Officer. She began her professional career with Arthur Andersen LLP. Ms. Lattmann received her Bachelor of Science degree from Bucknell University and is a certified public accountant. We believe Ms. Lattmann is qualified to serve as a member of our Board due to her extensive financial and leadership experience.

Sarah Liebel has served as a director since February 2022. Ms. Liebel has served as President of Consumer Products at BetterUp, a mental health and coaching company, since March 2022. Prior to joining BetterUp, Ms. Liebel served as Chief Revenue Officer at 1stdibs.com, Inc. (Nasdaq: DIBS) from January 2019 to March 2022, where she oversaw the sales and operations teams at the company, including Customer Experience, Logistics, Business Operations, Trade & Private Client sales. Before joining 1stdibs in 2015, Ms. Liebel was most recently at Groupon, Inc. (Nasdaq: GRPN). During her five year tenure at Groupon, she held a number of leadership roles, including running operations & sales at ideeli, a fashion flash sales e-commerce company, after it was acquired by Groupon, as well as leading deals on the corporate development team. Ms. Liebel received her Bachelor of Science from Tulane University and her MBA from Northwestern’s Kellogg School of Management. We believe Ms. Liebel is qualified to serve as a member of our Board due to her experience in revenue generation, ecommerce and business leadership.

Amy von Walter has served as a director since June 2019. Ms. von Walter previously served as the Chief Administration Officer for The Bountiful Company, a global manufacturer, marketer and online seller in the nutritional market from November 2019 to October 2021. In this role, she oversaw Global Human Resources and Communications and led The Bountiful Company’s COVID-19 response efforts. Prior to serving as the Chief Administrative Officer, she was the Chief Communications Officer for The Bountiful Company from August 2018 to November 2019. Ms. von Walter has held a number of senior level leadership roles at a variety of organizations, including Toys “R” Us, Inc. (March 2016 to August 2018), Best Buy Co., Inc. (NYSE: BBY) (September 2012 to March 2016), Medtronic PLC (NYSE: MDT) (October 2011 to September 2012), HealthPartners & Regions Hospital (May 2008 to October 2011), Target Corporation (NYSE: TGT) (December 2006 to May 2008) and the Department of Homeland Security (July 2003 to November 2006). She is an expert in crises and issues, having joined the Department of Homeland Security during its early days following 9/11 and having spent much of her career in this space. Ms. von Walter has deep experience in highly complex scenarios, including turnarounds, proxy battles and restructuring, and has managed reputational threats ranging from cybersecurity and terrorism to labor strife, privacy issues, recalls and employee misconduct. Ms. von Walter holds a Bachelor of Arts in Broadcast Journalism and Public Relations from the University of Minnesota, and later served as an adjunct professor at its School of Journalism in 2016. She previously served as an advisory board member for the USC Annenberg Center for Public Relations as well as several nonprofit boards, including Oakland-based Techbridge Girls and Minnesota-based ACES, a nonprofit dedicated to helping low-income students close the achievement gap. We believe Ms. von Walter is qualified to serve as a member of our Board due to her experience in the consumer packaged goods and retail industries as well as her expertise in human resources, communications, crisis management and public relations.

Legal Proceedings with Directors or Executive Officers

There are no legal proceedings related to any of our directors or executive officers that require disclosure pursuant to Items 103 or 401(f) of Regulation S-K.

Code of Conduct and Ethics

Our Board has adopted a Code of Conduct and Ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer and other employees. We have posted the Code of Conduct and Ethics on our website at https://ir.aterian.io/corporate-governance/governance-highlights under “Governance Documents”. The Code of Conduct and Ethics can only be amended by the approval of our audit committee of the Board (the “Audit Committee”) and any waiver to the Code of Conduct and Ethics for an executive officer or director may only be granted by the Audit Committee and must be timely disclosed as required by applicable law. We expect that any amendments to the Code of Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mr. Kurtz, Ms. Lattmann, Ms. von Walter and Mr. Greg Petersen, with Mr. Petersen serving as Chairperson of the committee. Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”) and SEC rules and financially literate under the Nasdaq Rules. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Mr. Petersen is an “audit committee financial expert” under the rules of the SEC. The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

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

Typically, the Audit Committee meets at least quarterly and with greater frequency if necessary. Our Board has adopted a written charter of the Audit Committee that is available to stockholders on our internet website at https://ir.aterian.io/corporate-governance/governance-highlights under “Governance Charters”.

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2021 Annual Meeting of Stockholders that was filed with the SEC on June 29, 2021.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms and amendments thereto, we believe that, during 2021, none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis the reports required by Section 16(a), with the exception of the following reports:

•

a Form 4 for Mihal Chaouat-Fix was initially filed timely on March 15, 2021, reporting exercises of options and sales of shares on March 11, 2021 and March 12, 2021, which Form 4 was subsequently amended on July 2, 2021 to report sales of shares that occurred between March 10, 2021 through March 12, 2021, some of which were not reported on the initial Form 4.

•

a Form 4 for Mihal Chaouat-Fix was initially filed timely on March 17, 2021, reporting an exercise of options on March 15, 2021, which Form 4 and was subsequently amended on July 2, 2021 to report a sale of shares that occurred on March 15, 2021.

•

a Form 4 for Tomer Pascal was initially filed timely on March 15, 2021, reporting exercises of options and sales of shares on March 11, 2021 and March 12, 2021, which Form 4 was subsequently amended on July 2, 2021 to report automatic sales of shares on a non-discretionary basis to satisfy tax withholding obligations and other sales of shares that occurred between March 10, 2021 and March 12, 2021, some of which were not reported on the initial Form 4.

•

a Form 4 for Tomer Pascal was initially filed timely on March 17, 2021, reporting exercises of options on March 15, 2021 and March 16, 2021, which Form 4 was subsequently amended on July 2, 2021 to report sales of shares that occurred on March 15, 2021 and March 16, 2021.

•

a Form 4 for Yaniv Sarig was initially filed timely on March 15, 2021, reporting an exercise of options and a sale of shares on March 11, 2021, which Form 4 was subsequently amended on July 2, 2021 to report automatic sales of shares on a non-discretionary basis to satisfy tax withholding obligations and other sales of shares to satisfy tax withholding obligations that occurred on March 10, 2021 and March 11, 2021, some of which were not reported on the initial Form 4.

•

a Form 4 for Joseph Risico was initially filed timely on March 15, 2021, reporting sales of shares on March 11, 2021, which Form 4 was subsequently amended on July 2, 2021 to report automatic sales of shares on a non-discretionary basis to satisfy tax withholding obligations that occurred on March 10, 2021 and March 11, 2021, some of which were not reported on the initial Form 4.

•

a Form 4 for Joseph Risico was initially filed timely on March 17, 2021, reporting the exercise of options on March 15, 2021 and a sale of shares on March 16, 2021, which Form 4 was subsequently amended on July 2, 2021 to report sales of shares that occurred on March 15, 2021 and March 16, 2021, some of which were not reported on the initial Form 4.

•

a Form 4 for Roi Zahut was initially filed timely on March 15, 2021, reporting an exercise of options and sales of shares on March 11, 2021 and March 12, 2021, which Form 4 was subsequently amended on July 2, 2021 to report automatic sales of shares on a non-discretionary basis to satisfy tax withholding obligations and other sales of shares that occurred between March 10, 2021 and March 12, 2021, some of which were not reported on the initial Form 4.

•	a late Form 4 for Tomer Pascal was filed on July 2, 2021, reporting a sale of shares on May 19, 2021.

•	a late Form 4 for 9830 Macarthur, LLC was filed on March 8, 2021, reporting the acquisition of shares between December 11, 2020 and March 4, 2021.

•	a late Form 4 for 9830 Macarthur, LLC was filed on September 15, 2021, reporting sales of shares on September 1, 2021 and September 7, 2021.

•

a late Form 4 for 9830 Macarthur, LLC was filed on September 15, 2021, reporting the acquisition of shares between August 31, 2021 and September 13, 2021 and was subsequently amended on September 17, 2021 to correct the initial Form 4 to report that the transactions reported in the initial Form 4 were actually sales of shares between August 31, 2021 and September 13, 2021, and not dispositions of shares.

Item 11.	Executive Compensation.

The information in this section summarizes the compensation earned by our executive officers.

Our named executive officers for the year ended December 31, 2021 (“Named Executive Officers”), which consist of our principal executive officer, up to two other most highly compensated executive officers who were serving as executive officers as of December 31, 2021 and up to two additional individuals who would have been another most highly compensated executive officer but for the fact that such individual was not serving as an executive officer as of December 31, 2021, are:

•	Yaniv Sarig, our President and Chief Executive Officer;

•	Mihal Chaouat-Fix, our Chief Product Officer; and

•	Tomer Pascal, our former Chief Revenue Officer*.

*	Mr. Pascal resigned as our Chief Revenue Officer effective March 18, 2022.

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2020 and 2021:

Name and principal position	Year	Salary/ Fees ($)	Bonus ($)	Stock awards ($)(1)	All Other Compensation ($)		Total ($)
Yaniv Sarig	2021	333,333	—	4,681,790	16,400	(2)	5,031,523
President and Chief Executive Officer	2020	266,252	30,000	2,139,003	14,712		2,449,967
Mihal Chaouat-Fix(3)	2021	290,000	—	1,928,322	6,430	(2)	2,224,753
Chief Product Officer
Tomer Pascal(4)	2021	304,998	—	1,934,174	11,750	(2)	2,250,922
Former Chief Revenue Officer	2020	295,395	30,000	1,117,849	12,000		1,455,244

(1)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

(2)	Consists solely of medical benefits.
(3)

In accordance with SEC guidance, compensation information for Ms. Chaouat-Fix for fiscal year 2020 has not been included in this table because Ms. Chaouat-Fix was not a named executive officer for fiscal year 2020.

(4)	Mr. Pascal resigned as our Chief Revenue Officer effective March 18, 2022.

Narrative Disclosure to Summary Compensation Table

Employment and Severance Agreements

Yaniv Sarig—We entered into an offer letter with Mr. Sarig, dated April 1, 2015. Pursuant to the offer letter, Mr. Sarig’s base salary was initially $120,000 per year. During his employment, Mr. Sarig has received various base salary adjustments and his salary at the beginning of 2021 was $300,000 per year, which was increased to $350,000 per year, effective May 1, 2021. Mr. Sarig’s employment is at will and may be terminated at any time by us or Mr. Sarig, with or without cause.

Mihal Chaouat-Fix—We entered into an offer letter with Ms. Chaouat-Fix, dated January 1, 2016. Pursuant to the offer letter, Ms. Chaouat-Fix’s base salary was initially $100,000 per year. During her employment, Ms. Chaouat-Fix has received various base salary adjustments and her base salary at the beginning of 2021 was $250,000 per year, which was increased to $310,000 per year, effective May 1, 2021. Ms. Chaouat-Fix’s employment is at will and may be terminated by us or Ms. Chaouat-Fix at any time, with or without cause.

Tomer Pascal—We entered into a contractor agreement with Mr. Pascal, dated August 14, 2017. Pursuant to this agreement, Mr. Pascal’s compensation was initially set at $16,666.60 per month, and his compensation at the beginning of 2021 was $300,000 per year, which was increased to $310,000 per year effective May 1, 2021. Mr. Pascal’s consulting services may be terminated by us at any time, with or without cause, by providing Mr. Pascal with two weeks prior written notice. Mr. Pascal resigned as our Chief Revenue Officer effective March 18, 2022.

Base Salaries/Compensation

We use base salaries to recognize the experience, skills, knowledge and responsibilities required of all our employees, including our Named Executive Officers. Base salaries and base compensation are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries and compensation with market levels after taking into account individual responsibilities, performance and experience. As of December 31, 2021, the annual base salaries or base compensation for each of Mr. Sarig, Ms. Chaouat-Fix and Mr. Pascal was $350,000, $310,000 and $310,000, respectively.

Bonuses

For the year ended December 31, 2021, no bonuses were paid to our Named Executive Officers and none of our Named Executive Officers received any non-equity incentive compensation.

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

On June 30, 2021, we granted 250, 000, 96,000 and 96,000 shares of our common stock subject to restricted stock awards to Mr. Sarig, Ms. Chaouat-Fix and Mr. Pascal, respectively, pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), of which 1/3rd of the shares of restricted common stock shall vest on June 11, 2022, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2021” table below. On June 30, 2021, 67,613, 33,806 and 33,806 shares of our common stock subject to restricted stock awards were granted to Mr. Sarig, Ms. Chaouat-Fix and Mr. Pascal, respectively, under the Aterian, Inc. 2019 Equity Plan (the “2019 Plan”) due to certain forfeitures of shares previously granted to a former employee of ours pursuant to the 2019 Plan. In the event of a forfeiture of shares granted under the 2019 Plan, such shares were automatically reallocated to the remaining participants in the 2019 Plan in proportion to the number of shares covered by outstanding awards granted under the 2019 Plan that each such remaining participant holds. In addition, on June 30, 2021, we granted 2,400, 2,000 and 2,400 shares of our common stock subject to restricted stock awards to Mr. Sarig, Ms. Chaouat-Fix and Mr. Pascal, respectively, pursuant to the 2018 Plan. The shares were bonus grants to our Named Executive Officers, and the shares granted to Mr. Sarig vested in full on March 14, 2022, whereas the shares granted to Ms. Chaouat-Fix and Mr. Pascal vested in full on December 14, 2021.

Potential Payments Upon Termination or Change in Control

During the years ended December 31, 2021, and December 31, 2020, our named executive officers were granted restricted stock awards pursuant to the 2019 Plan. Additional information regarding these restricted stock awards can be found above under “Narrative Disclosure to Summary Compensation Table—Equity Compensation” and in the “Outstanding Equity Awards at December 31, 2021” table below. Pursuant to the 2019 Plan, the restricted stock awards granted to our Named Executive Officers thereunder would have fully vested upon the occurrence of a “Change in Control” of the Company, which is defined as (i) any person (other than persons who are employees or service providers at any time more than one year before a transaction) becoming the beneficial owner (as defined in Rule 13d-3 promulgated under the Exchange Act), directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities; however, the foregoing shall exclude any bona fide sale of our securities by us to one or more third parties for purposes of raising capital; (ii) during any consecutive one-year period commencing after our IPO, individuals who constituted the Board at the beginning of the period (or their approved replacements, if the election of such replacement director (or nomination for election) was approved by a vote of at least a majority of the Board then still in office who either were members of the Board at the beginning of the period or were themselves approved replacements, but in either case excluding any director whose initial assumption of office occurred as a result of an actual or threatened solicitation of proxies or consents by or on behalf of any person other than the Board) cease for any reason to constitute a majority of the Board; (iii) we consummate a merger or consolidation with any other corporation unless: (a) our voting securities outstanding immediately before the merger or consolidation would continue to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) at least 50% of the combined voting power of our voting securities or such surviving entity outstanding immediately after such merger or consolidation; and (b) no person (other than persons who are employees or service providers at any time more than one year before the transaction) becomes the beneficial owner, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding securities; (iv) we sell or dispose of all, or substantially all, of our assets; or (v) our stockholders approve a plan or proposal for our liquidation or dissolution. All remaining unvested restricted stock awards granted under the 2019 Plan vested in full on March 14, 2022 and there are no longer any awards outstanding under the 2019 Plan.

Perquisites, Health, Welfare and Retirement Plans and Benefits

We provide healthcare coverage to our employees. In addition, we have adopted a 401(k) plan for eligible employees. However, we do not currently match any portion of the contributions made by our employees to the 401(k) plan.

Outstanding Equity Awards at December 31, 2021

The following table presents certain information concerning outstanding equity awards held by each of the Named Executive Officers at December 31, 2021:

			Option awards				Stock awards
Name	Grant Date		Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested(1) ($)
Yaniv Sarig	11/27/2019	(2)(3)	—	—	—	—	2,352	9,667
	5/9/2020	(2)(3)	—	—	—	—	8,208	33,735
	10/23/2020	(2)(3)	—	—	—	—	1,282	5,269
	12/14/2020	(2)	—	—	—	—	210,000	863,100
	6/30/2021	(2)(3)	—	—	—	—	67,613	277,889
	6/30/2021	(4)		—	—	—	250,000	1,027,500
	6/30/2021	(2)	—	—	—	—	2,400	9,864
Mihal Chaouat-Fix	9/4/2018		2,348	—	4.18	9/14/2028	—	—
	9/15/2018		4,696	—	6.79	9/14/2028	—	—
	12/28/2018		135,675	—	9.72	12/27/2028	—	—
	6/30/2021	(4)	—	—	—	—	96,000	394,560
Tomer Pascal(5)	9/15/2018		15,655	—	6.79	11/21/2027	—	—
	12/28/2018		86,666	—	9.72	12/27/2028	—
	6/30/2021	(4)	—	—	—	—	96,000	394,560

(1)

Represents the market value of the unvested shares underlying the restricted stock awards as of December 31, 2021, based on the closing price of our common stock on such date, as reported on the Nasdaq Capital Market, which was $4.11 per share. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

(2)	The shares of restricted common stock vested in full on March 14, 2022.
(3)	The shares of restricted common stock were granted pursuant to the 2019 Plan and would have fully vested upon the occurrence of a Change in Control.
(4)	1/3rd of the shares of restricted common stock shall vest on June 11, 2022, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter.
(5)	Mr. Pascal resigned as our Chief Revenue Officer effective March 18, 2022.

Non-Employee Director Compensation

Effective August 1, 2021, our compensation committee of the Board (the “Compensation Committee”) approved a formal non-employee director compensation policy. Pursuant to such policy, our non-employee directors were paid the following amounts for the year ended December 31, 2021 (prorated for service for a partial year), which, at each director’s election was payable one-third in shares of restricted common stock and two-thirds in cash: (i) $150,000 per year to each director; (ii) $15,000 per year to the chairperson of the Audit Committee; (iii) $10,000 per year to the chairperson of each of the Compensation Committee and the nominating and corporate governance committee of the Board (the “Nominating and Corporate Governance Committee”); (iv) $7,500 per year to other members of the Audit Committee; and (v) $5,000 to other members of each of the Compensation Committee or the Nominating and Corporate Governance Committee.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended December 31, 2021.

Name(1)	Fees Earned or Paid in Cash ($)	Option awards ($)(2)	Stock Awards ($)(3)	All Other Compensation ($)	Total ($)
Bari A. Harlam	48,100	—	103,394	—	151,494
William Kurtz	66,613	—	104,889	—	171,502
Greg B. Petersen	56,117	—	105,376	—	161,493
Amy von Walter	52,188	—	103,892	—	156,080

(1)

Yaniv Sarig, our President and Chief Executive Officer and one of our Named Executive Officers, is not included in this table as he is an employee of ours and therefore receives no compensation for his service as a director. Mr. Sarig’s compensation is included in the section entitled “Summary Compensation Table” of this Annual Report on Form 10-K above. Susan Lattmann and Sarah Liebel joined our Board on February 1, 2022 and are therefore excluded from this table as they did not serve on our Board during 2021.

(2)

The amounts in this column represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. As of December 31, 2021, none of our non-employee directors held options to purchase shares of common stock.

(3)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our consolidated financial statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards. As of December 31, 2021, our non-employee directors held the following number of shares of restricted common stock: Ms. Harlam 15,633 shares; Mr. Kurtz 10,910 shares; Mr. Petersen 9,336 shares; and Ms. von Walter 9,336 shares.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of five directors, each of whom is a non-employee director: Ms. Harlam, Ms. Lattmann, Ms. Liebel, Mr. Kurtz and Ms. von Walter, with Ms. von Walter serving as the Chairperson of the Compensation Committee. During 2021, none of the foregoing were an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2021 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2021. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted- average exercise price of outstanding options, warrants and rights(b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(c)(2)
Equity compensation plans approved by security holders(3)(4)	452,910	$9.73	347,312
Equity compensation plans not approved by security holders(5)	69,995	$6.18	60,509
Total	522,905	$9.25	407,821

(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2021.
(2)	Consists entirely of shares of common stock that remain available for future issuance under the 2018 Plan as of December 31, 2021.
(3)	Consists of options outstanding as of December 31, 2021 under the 2018 Plan.
(4)

The number of shares of our common stock available for issuance under the 2018 Plan will automatically increase on January 1st of each year, for a period of not more than nine years, beginning January 1, 2020 and ending on (and including) January 1, 2028 by the lesser of (i) 15% of the shares deemed outstanding as of the preceding December 31, minus the number of shares in the share reserve (which for this purpose includes shares issued and issuable pursuant to the Aterian Group, Inc. Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”)) as of immediately prior to the increase, or (ii) such number of shares as determined by our Board.

(5)	Consists of options outstanding as of December 31, 2021 under the 2014 Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 24, 2022, with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;

•	each of the Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our common stock.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Section 16 filings and/or Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any beneficial owner of more than five percent of our common stock as of March 24, 2022. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

We have determined beneficial ownership in accordance with the rules of the SEC. We have deemed shares of our common stock subject to warrants and options that are currently exercisable or exercisable within 60 days of March 24, 2022 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership of our common stock is based on 62,093,569 shares of our common stock outstanding as of March 24, 2022.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Aterian, Inc., 37 East 18th Street, 7th Floor, New York, NY 10003.

	Beneficial Ownership of Common Stock
	Number of Shares		%(1)
Greater than 5% Stockholders:
Armistice Capital Master Fund Ltd.	6,310,758	(2)	9.99%

Named Executive Officers and Directors:
Yaniv Sarig	376,254	(3)	*
Mihal Chaouat-Fix	434,361	(4)	*
Tomer Pascal	304,329	(5)	*
William Kurtz	61,548	(6)	*
Greg B. Petersen	58,355	(7)	*
Amy von Walter	44,418	(8)	*
Bari A. Harlam	45,672	(9)	*
Susan Lattmann	61,728	(10)	*
Sarah Liebel	61,728	(11)	*
All current executive officers and directors as a group (11 persons)	1,867,819	(12)	3.0%

*	Denotes less than 1%.

(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the number of shares of common stock outstanding as of March 24, 2022, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 24, 2022.

(2)

Comprised of: (i) 5,233,572 shares of common stock held directly and (ii) a portion of the 3,013,850 shares of common stock issuable upon exercise of a pre-funded warrant (the “Pre-Funded Warrant”). The Pre-Funded Warrant provides that the holder may not exercise the Pre-Funded Warrant to the extent such exercise would cause the holder, together with its affiliates, to beneficially own a number of shares of common stock which would exceed 9.99% of the then-outstanding common stock following such exercise, excluding for purposes of such determination shares of common stock issuable upon exercise of the Pre-Funded Warrant which have not been exercised (the “Beneficial Ownership Limitation”). As of March 24, 2022, the number of shares of common stock deemed beneficially owned by the holder included 1,077,186 shares of common stock issuable upon the exercise of the Pre-Funded Warrant, which is the maximum number of shares of common stock issuable upon exercise of the Pre-Funded Warrant, after giving effect to the Beneficial Ownership Limitation. The securities are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)

Mr. Sarig’s holdings consist of (i) 126,254 shares of common stock held directly and (ii) 250,000 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(4)

Ms. Chaouat-Fix’s holdings consist of (i) 195,642 shares of common stock held directly, (ii)142,719 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 24, 2022, and (iii) 96,000 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(5)

Mr. Pascal resigned as our Chief Revenue Officer effective March 18, 2022. Mr. Pascal’s holdings consist of (i) 106,008 shares of common stock held directly, (ii) 102,321 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 24, 2022 and (iii) 96,000 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(6)

Comprised of: (i) 52,996 shares of common stock held directly, and (ii) 8,552 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(7)

Comprised of: (i) 51,377 shares of common stock held directly, and (ii) 6,978 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(8)

Comprised of: (i) 37,440 shares of common stock held directly, and (ii) 6,978 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(9)

Comprised of: (i) 32,397 shares of common stock held directly, and (ii) 13,275 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(10)	Comprised of 61,728 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.
(11)	Comprised of 61,728 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.
(12)

Comprised of shares included under “Named Executive Officers and Directors”, other than Mr. Pascal, who resigned as our Chief Revenue Officer effective March 18, 2022, and the following held by three of our other executive officers: (i) 262,347 shares of common stock held directly, (ii) 288,000 shares of restricted common stock that are subject to vesting and (iii) 173,408 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 24, 2022. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the director and executive officer compensation arrangements discussed in Part II, Item 8 of this Annual Report on Form 10-K, there have not been any transactions since January 1, 2021 that we have been a party to and in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers, beneficial owners of more than 5% of our capital stock, or their immediate family members, have had or will have a direct or indirect material interest.

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

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mses. Harlam, Lattmann, Liebel and von Walter and Messrs. Kurtz and Petersen are independent directors as defined under the Nasdaq Rules. Mr. Sarig is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer.

Item 14.	Principal Accounting Fees and Services.

Principal Accountant Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and December 31, 2020 by Deloitte & Touche LLP, our independent registered public accounting firm for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2021	2020
Audit Fees(1)	$1,204,010	$799,472
Audit-Related Fees(2)	—	—
Tax Fees(3)	125,000	49,825
All Other Fees(4)	3,800	5,600
Total Fees	$1,332,810	$854,897

(1)

Audit Fees consist of actual fees for professional services performed by Deloitte & Touche LLP for the audit of our 2021 and 2020 annual financial statements and the review of quarterly financial statements for 2021 and 2020. Audit fees also include $150,000 of 2021 fees and $222,000 of 2020 fees for professional services performed by Deloitte & Touche LLP for reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with regulatory filings or engagements.

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

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2020	2.1

2.3†	Asset Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2021	2.1

2.4†	Stock Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2021	2.2

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.1

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.2

3.4	Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.3

3.2	Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.8	Form of Warrant to Purchase Stock, dated December 22, 2021.	8-K	001-38937	12/27/2021	4.1

4.9±	Description of Securities of Aterian, Inc.

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2019	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.3

10.4#	Amended and Restated 2018 Equity Incentive Plan.	S-8	333-232087	5/28/2921	10.3

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.5

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-8	333-232087	6/12/2019	10.4

10.7#	Amended and Restated Aterian, Inc. 2019 Equity Plan.	S-1	333-256635	5/28/2021	10.17

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Aterian, Inc. 2019 Equity Plan).	S-1	333-231381	5/10/2019	10.18

10.9#+	Employment Agreement dated May 14, 2018, by and between Aterian Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2019	10.10

10.10#+	Employment Agreement dated January 1, 2016, by and between Aterian Group, Inc. and Mihal Chaouat-Fix.	S-1	333-231381	5/10/2019	10.11

10.11#	Employment Agreement dated April 1, 2015, by and between Aterian Group, Inc. and Yaniv Sarig.	S-1	333-231381	5/10/2019	10.14

10.12#	Independent Contractor Agreement dated August 14, 2017, by and between Aterian Group, Inc. and Tomer Pascal.	S-1	333-231381	5/10/2019	10.15

10.13#+	Employment Agreement dated November 27, 2018, by and between Aterian Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2019	10.16

10.14	Restated Voting Agreement dated March 13, 2019, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Aterian, Inc.	S-1	333-231381	5/10/2019	10.19

10.15	Lock-Up, Voting and Standstill Agreement, dated December 1, 2020, by and between Aterian, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.3

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.16+	Non-Negotiable Promissory Note, dated December 1, 2020, from Aterian, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.4

10.17	Lock-Up, Voting and Standstill Agreement, dated February 2, 2021, by and between Aterian Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.3

10.18+	Manufacturing Supply Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2021	10.4

10.19+	Consulting Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Richard Perry.	8-K	001-38937	2/3/2021	10.5

10.20+	Consulting Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Christopher Marshall.	8-K	001-38937	2/3/2021	10.6

10.21+	Consulting Agreement, dated February 2, 2021, by and between Aterian Group, Inc. and Quinn McCullough.	8-K	001-38937	2/3/2021	10.7

10.22+	Transition Services Agreement, dated February 2, 2021, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2021	10.8

10.23	Voting and Standstill Agreement, dated May 5, 2021, by and between Aterian, Inc. and Squatty Potty, LLC.	8-K	001-38937	5/11/2021	10.1

10.24+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Bernie Kropfelder.	8-K	001-38937	5/11/2021	10.2

10.25+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Tani Alger.	8-K	001-38937	5/11/2021	10.3

10.26+	Consulting Agreement, dated May 5, 2021, by and between Aterian Group, Inc. and Jeff Ela.	8-K	001-38937	5/11/2021	10.4

10.27+	Transition Services Agreement, dated May 5, 2021, by and between Squatty Potty, LLC and Truweo, LLC.	8-K	001-38937	5/11/2021	10.5

10.28	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Josef Eitan.	8-K	001-38937	5/11/2021	10.6

10.29	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Ran Nir.	8-K	001-389927	5/11/2021	10.7

10.30	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and Healing Solutions LLC.	10-Q	001-389927	8/9/2021	10.15

10.31	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and 9830 Macarthur LLC.	10-Q	001-389927	8/9/2021	10.16

10.32+	Credit and Security Agreement, dated as December 22, 2021, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties”, the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent	8-K	001-389927	12/27/2021	10.1

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

21.1±	List of Subsidiaries of the Registrant.

23.1±	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1±	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1±	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2±	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.3*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.4*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS±	Inline XBRL Instance Document

101.SCH±	Inline XBRL Taxonomy Extension Schema Document

101.CAL±	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF±	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB±	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE±	Inline XBRL Taxonomy Extension Presentation Linkbase Document

±	Previously filed with the Annual Report.
*	Filed herewith.
**	Previously furnished with the Annual Report.
#	Indicates management contract or compensatory plan or arrangement.
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

ATERIAN, INC.

By:	/s/ Yaniv Sarig
Yaniv Sarig
President and Chief Executive Officer

Date:	March 28, 2022