Form 10-Q
period 2022-03-31
Aterian, Inc.
filed 2022-05-10
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, the registrant had 65,362,520 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance.  In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•	Our ability to continue as a going concern;

•

the potential impact of the COVID-19 global pandemic and Russian invasion of Ukraine on our business, revenue and financial condition, our supply chain, our operations and our research and development;

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

Non-GAAP Financial Measures

In Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Quarterly Report on Form 10-Q (the “MD&A”), we present certain financial measures that are derived from our consolidated financial data but are not presented in our financial statements that are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). These measures are considered “non-GAAP financial measures” under the Securities and Exchange Commission’s rules. The reasons we use these non-GAAP financial measures and the reconciliations to their most directly comparable GAAP financial measures are included in the “Non-GAAP Financial Measures” section of the MD&A.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2021	March 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$30,317	$44,281
Accounts receivable—net	10,478	5,870
Inventory	63,045	75,425
Prepaid and other current assets	21,034	13,440
Total current assets	124,874	139,016
PROPERTY AND EQUIPMENT—net	1,254	1,146
GOODWILL—net	119,941	90,921
OTHER INTANGIBLES—net	64,955	63,211
OTHER NON-CURRENT ASSETS	2,546	2,726
TOTAL ASSETS	$313,570	$297,020
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$32,845	$29,463
Accounts payable	21,716	22,894
Seller notes	7,577	4,081
Contingent earn-out liability	3,983	6,448
Warrant liability	—	20,861
Accrued and other current liabilities	17,621	15,412
Total current liabilities	83,742	99,159
OTHER LIABILITIES	360	509
CONTINGENT EARN-OUT LIABILITY	5,240	—
Total liabilities	89,342	99,668
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 55,090,237 shares outstanding at December 31, 2021; 500,000,000 shares authorized and 62,348,318 shares outstanding at March 31, 2022	5	6
Additional paid-in capital	653,650	669,720
Accumulated deficit	(428,959)	(471,735)
Accumulated other comprehensive loss	(468)	(639)
Total stockholders’ equity	224,228	197,352
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,570	$297,020

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2021	2022
NET REVENUE	$48,136	$41,673
COST OF GOODS SOLD	22,073	18,066
GROSS PROFIT	26,063	23,607
OPERATING EXPENSES:
Sales and distribution	25,069	22,974
Research and development	2,124	1,144
General and administrative	10,976	9,541
Impairment loss on goodwill	—	29,020
Change in fair value of contingent earn-out liabilities	15,645	(2,775)
TOTAL OPERATING EXPENSES:	53,814	59,904
OPERATING LOSS	(27,751)	(36,297)
INTEREST EXPENSE—net	4,420	802
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	(2,012)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	5,835
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	30,202	1,879
LOSS ON INITIAL ISSUANCE OF WARRANT	20,147	—
OTHER EXPENSE	33	(25)
LOSS BEFORE INCOME TAXES	(82,553)	(42,776)
PROVISION FOR INCOME TAXES	—	—
NET LOSS	$(82,553)	$(42,776)
Net loss per share, basic and diluted	$(3.15)	$(0.78)
Weighted-average number of shares outstanding, basic and diluted	26,225,383	55,141,448

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2022
NET LOSS	$(82,553)	$(42,776)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	30	(171)
Other comprehensive income (loss)	30	(171)
COMPREHENSIVE LOSS	$(82,523)	$(42,947)

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—January 1, 2021	27,074,791	$3	$216,305	$(192,935)	$9	$23,382
Net loss	—	—	—	(82,553)	—	(82,553)
Issuance of common stock upon exercise of stock option grants	978,495	—	8,749	—	—	8,749
Issuance of common stock related to exercise of warrants	1,039,960	—	40,172	—	—	40,172
Issuance of common stock in connection with acquisition of Healing Solutions assets	1,387,759	—	39,454	—	—	39,454
Issuance of restricted stock awards	109,791	—	3,427	—	—	3,427
Stock-based compensation expense	—	—	5,804	—	—	5,804
Other comprehensive income	—	—	—	—	30	30
BALANCE—March 31, 2021	30,590,796	$3	$313,911	$(275,488)	$39	$38,465

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2022	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(42,776)	—	(42,776)
Issuance of shares of restricted common stock	155,456	—	—	—	—	—
Forfeiture of shares of restricted common stock	(193,594)	—	—	—	—	—
Issuance of common stock for settlement of seller note	292,887	—	767	—	—	767
Issuance of common stock, net of issuance costs	7,003,332	1	27,006	—	—	27,007
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Loss on initial issuance of equity	—	—	5,835	—	—	5,835
Stock-based compensation expense	—	—	1,444	—	—	1,444
Other comprehensive loss	—	—	—	—	(171)	(171)
BALANCE—March 31, 2022	62,348,318	$6	$669,720	$(471,735)	$(639)	$197,352

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2022
OPERATING ACTIVITIES:
Net loss	$(82,553)	$(42,776)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,204	1,846
Provision for sales returns	(100)	109
Amortization of deferred financing costs and debt discounts	3,963	106
Change in fair value of warrants	—	1,879
Stock-based compensation	6,899	2,865
Loss (Gain) from change in contingent liabilities fair value	15,645	(2,775)
Loss in connection with warrant fair value	30,202	—
Loss on initial issuance of warrant	20,147	—
Gain in connection with settlement of note payable	—	(2,012)
Loss on initial issuance of equity	—	5,835
Impairment loss on goodwill	—	29,020
Changes in assets and liabilities:
Accounts receivable	(1,445)	4,608
Inventory	(15,355)	(12,380)
Prepaid and other current assets	(4,675)	410
Accounts payable, accrued and other liabilities	17,573	95
Cash used in operating activities	(8,495)	(13,170)
INVESTING ACTIVITIES:
Purchase of fixed assets	(20)	(16)
Purchase of Healing Solutions assets	(15,280)	—
Cash used in investing activities	(15,300)	(16)
FINANCING ACTIVITIES:
Proceeds from warrant exercise	8,939	—
Proceeds from cancellation of warrant	16,957	—
Proceeds from exercise of stock options	8,749	—
Proceeds from equity offering, net of issuance costs	—	27,007
Repayments on note payable to Smash	(4,737)	(1,084)
Borrowings from MidCap credit facility	14,531	30,357
Repayments for MidCap credit facility	(12,325)	(33,845)
Deferred financing costs from MidCap credit facility	(151)	—
Repayments for High Trail term loan	(5,400)	—
Borrowings from High Trail term loan note 2	14,025	—
Debt issuance costs from High Trail Term Loan	(1,136)	—
Insurance obligation payments	(951)	(719)
Cash provided by financing activities	38,501	21,716
EFFECT OF EXCHANGE RATE ON CASH	(99)	(171)
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	14,607	8,359
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,097	38,315
CASH AND RESTRICTED CASH AT END OF PERIOD	$44,704	$46,674
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$34,995	$44,281
RESTRICTED CASH—Prepaid and other assets	9,580	2,264
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$44,704	$46,674
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$252	$357
Non-cash consideration paid to contractors	$3,427	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt issuance costs not paid	$246	$—
Original issue discount	$2,475	$—
Fair value of contingent consideration liability	$16,557	$—
Discount of debt relating to warrants issuance	$7,740	$—
Issuance of common stock in connection with acquisition	$39,454	$—
Issuance of common stock for settlement of seller note	$—	$767
Fair value of warrants issued in connection with equity offering	$—	$18,982
Equity fundraising costs not paid	$—	$166
Common stock issued for warrants	$1,125	$—

See notes to condensed consolidated financial statements.

Aterian, Inc.

Notes to condensed consolidated financial statements

For the Three Months Ended March 31, 2021 and 2022 (Unaudited)

(In thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc., formerly known as Mohawk Group Holdings, Inc., and its subsidiaries (“Aterian” or the “Company”), is a technology-enabled consumer products platform that builds, acquires and partners with e-commerce brands. The Company’s proprietary software and agile supply chain helps create a growing base of consumer products. Aterian predominantly operates through online retail channels such as Amazon and Walmart, Inc.  The Company owns and operates fourteen brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essentials oils.

Headquartered in New York, Aterian’s offices can also be found in China, Philippines, Israel and Poland.

Going Concern—As of March 31, 2022, the Company had total cash and cash equivalents of $44.3 million and an accumulated deficit of $471.7 million.  In addition, the Company’s net loss and net cash used in operating activities amounted to $42.8 million and $13.2 million, respectively, for the three months ended March 31, 2022.

As an emerging growth company, the Company has been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since its inception to execute its growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”).  In addition, the Company’s recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and the Supply Chain disclosure below).  As a result, the Company has incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that the Company can realize its strategy of growth by generating profits through its organic growth and M&A strategy, and reduce its reliance on outside capital.

Given the inherent uncertainties associated with executing the Company’s growth strategy, as well as the uncertainty associated with the ongoing COVID-19 global pandemic, recent record increases in inflation and related global supply chain disruption, management can provide no assurances the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these consolidated financial statements were issued.

In addition, as disclosed in Note 6, the Company entered into a $50.0 million asset backed credit agreement in December 2021 (the “MidCap Credit Facility”).  The MidCap Credit Facility contains a financial covenant that requires the Company to maintain a minimum unrestricted cash balance or minimum borrowing availability of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times thereafter.  At its election, the Company may elect to comply with an alternative financial covenant that would require the Company to maintain a minimum borrowing availability under the MidCap Credit Facility of $10.0 million at all times.  The Company does not anticipate electing the alternative financial covenant over the next twelve months and was in compliance with the minimum liquidity covenant as of the date these condensed consolidated financial statements were issued.

Since its inception, the Company has been able to successfully raise a substantial amount of outside capital to fund the Company’s growth strategy.  However, as of March 31, 2022, the Company had no firm commitments of additional outside capital from current or prospective investors or lenders.  While management believes the Company will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to the Company.  Furthermore, given the inherent uncertainties associated with the Company’s growth strategy, the Company may be unable to remain in compliance with the financial covenants required by the Midcap Credit Facility over the next twelve months.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

In order to alleviate substantial doubt, management plans to continue to closely monitor its operating forecast, pursue additional sources of outside capital, and pursue its M&A strategy.  If the Company is (a) unable to improve its operating results, (b) obtain additional outside capital on terms that are acceptable to the Company to fund the Company’s operations and M&A strategy, and/or (c) secure a waiver or forbearance from the lender if the Company is unable to remain in compliance with the financial covenants required by the MidCap Credit Facility, the Company will have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business.  Moreover, if the Company breaches the financial covenants required by the MidCap Credit Facility and fail to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the MidCap Credit Facility or the exercise of other rights or remedies the lender may have under applicable law.  Management can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the MidCap Credit Facility will be successfully refinanced on terms that are acceptable to the Company.

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

COVID-19 Pandemic and the Supply Chain—The full impact of the COVID-19 pandemic on the Company’s supply chain, including the impact associated with preventive and precautionary measures that the Company, other businesses and governments are taking, continues to evolve as of the date of this report.

During 2022 to date, the Company has continued to be impacted by the COVID-19 pandemic and related global shipping disruption.  Together these have led to substantial increases in supply chain costs, in particular shipping containers, which the Company relies on to import its goods, costs have increased while the reliability and timely delivery of such shipping containers has reduced and has substantially increased the Company’s last mile shipping costs on its oversized goods. These cost increases have been particularly substantial for oversized goods, which is a material part of the Company’s business.  The reduced reliability and delivery of such shipping containers is forcing the Company to spend more on premium shipping to ensure goods are delivered, if at all, and the lack of reliability and timely delivery has further down chain impacts as it takes longer for containers to be offloaded and returned.   Further, this global shipping disruption is forcing the Company to increase its inventory on-hand, including by advance ordering and taking possession of inventory earlier than expected, negatively impacting its working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. As such, the Company has noticed changes to consumer buying habits, which may lead to reduced demand for its products.  Further, recent record inflation has added additional pressure to the cost of the Company’s supply chain.

The Company continues to consider the impact of the COVID-19 pandemic on the Company’s supply chain on the assumptions and estimates used when preparing these consolidated financial statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the situation evolves or new events occur, and additional information is obtained. If the economic conditions caused by the COVID-19 pandemic and the negative impact on the Company’s supply chain worsen beyond what is currently estimated by management, such future changes may have an adverse impact on the Company’s results of operations, financial position, and liquidity.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying unaudited condensed consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial reporting and as required by Rule 10-01 of Regulation S-X. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  The condensed consolidated balance sheet as of December 31, 2021 included herein was derived from the Company’s audited consolidated financial statements as of that date.   As such, the information included in this Quarterly Report on Form 10-Q should be read in conjunction with the audited consolidated financial statements and the related notes thereto as of and for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2022 (the “Annual Report”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of March 31, 2022, the results of operations for the three months ended March 31, 2021 and 2022, the statements of stockholders’ equity for the three months ended March 31, 2021 and 2022, and cash flows for the three months ended March 31, 2021 and 2022. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restricted Cash— As of December 31, 2021, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, $2.0 million related to a letter of credit and $5.9 million for cash sweep accounts related to the Midcap Credit Facility within “prepaid and other current assets” on the condensed consolidated balance sheets.

As of March 31, 2022, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, $2.0 million related to a letter of credit and $0.3 million for cash sweep accounts related to the Midcap Credit Facility within “prepaid and other current assets” on the condensed consolidated balance sheets.

Revenue Recognition— The Company accounts for revenue in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 606, Revenue from Contracts with Customers.

The Company derives its revenue from the sale of consumer products. The Company sells its products directly to consumers through online retail channels and through wholesale channels.

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended March 31, 2021
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$46,142	$1,984	$48,126
Other	10	—	10
Total net revenue	$46,152	$1,984	$48,136

	Three Months Ended March 31, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$38,633	$1,629	$40,262
Other	1,411	—	1,411
Total net revenue	$40,044	$1,629	$41,673

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$6,138	$5,926
Kitchen appliances	12,150	8,450
Health and beauty	3,642	4,890
Personal protective equipment	1,154	1,040
Cookware, kitchen tools and gadgets	6,098	4,856
Home office	809	3,708
Housewares	7,182	6,547
Essential oils and related accessories	7,353	5,082
Other	3,610	1,174
Total net revenue	$48,136	$41,673

Goodwill—The Company operates under one business component which is the same as its reporting unit based on the guidance in ASC Topic 350-20.

The Company has experienced high volatility in the price of its common stock and a reduction in its market capitalization through March 31, 2022. This was considered an interim triggering event for the three months ended March 31, 2022.

The Company engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method.

The Company assessed its goodwill as of March 31, 2022, and determined that the Company's goodwill was impaired. As a result, the Company recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022, primarily due to the decrease in its market capitalization.

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and the Company’s market capitalization.

The Company believes that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on its reported financial results. In addition, sustained declines in the Company’s stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting unit and could result in non-cash impairment charges that could be material to the Company's condensed consolidated balance sheet or results of operations.

The Company will continue to closely monitor actual results versus expectations as well as whether, and to what extent, any significant changes in current events or conditions, including changes to the impacts of the COVID-19 pandemic on its business, result in corresponding changes to its expectations about future estimated cash flows, discount rates and market multiples. If the Company’s adjusted expectations of the operating results do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, the Company may be required to record additional goodwill impairment charges, which may be material.

While the Company believes its conclusions regarding the estimates of fair value of its reporting unit is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that its reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At March 31, 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2021 and March 31, 2022 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the pre-funded warrant and stock purchase warrants in connection with the issuance of common stock offering on March 1, 2022 were measured using the Black-Scholes model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.  Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the pre-funded warrant and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB Accounting Standards Codification Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the pre-funded warrant and the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The company remeasures the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within “change in fair value of contingent earn-out liabilities” on the statement of operations.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,317	$—	$—
Restricted cash	7,998	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations	—	—	9,223

	March 31, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$44,281	$—	$—
Restricted cash	2,393	—	—
Liabilities:
Fair value of warrant liability			20,861
Estimated fair value of contingent earn-out considerations	—	—	6,448

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the three months ended March 31, 2022 is as follows (in thousands):

Balance at December 31, 2021	$9,223
Change in fair value of contingent earn-out liability	(2,775)
Balance at March 31, 2022	$6,448

Balance at December 31, 2021	$—
Issuance of warrants in connection with offering	18,982
Change in fair value of warrant liability	1,879
Balance at March 31, 2022	$20,861

Recently Issued Accounting Pronouncements

Adopted Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASC 842”), which was amended by subsequent ASUs, to enhance the comparability and usefulness of financial reporting around leasing activity. The new standard supersedes the existing authoritative literature for lease accounting under ASC 840, with a focus on applying a “right-of-use model.” The guidance for leases under ASC 842 results in a right-of-use asset ("ROU asset”) and lease liability being reported on the balance sheet for leases with an original lease term greater than twelve months. ASC 842 is effective for the Company for annual reporting periods beginning after December 15, 2021, including interim periods within that fiscal year. The Company elected the standard on January 1, 2022 using the alternative modified retrospective transition approach in accordance with ASU 2018-11, Leases (Topic

842): Targeted Improvements. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of ASC 842 guidance, whereas comparative periods and the respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. The Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities upon adoption of this standard. Current Right-of-use assets of $0.4 million and corresponding lease liabilities are included in the prepaid and other current assets and accrued and other current liabilities line item respectively on the condensed consolidated balance sheets. Non-current Right-of-Use Assets of $0.3 million and corresponding lease liabilities are included in the prepaid and other non-current assets and accrued and other non-current liabilities line item respectively on the condensed consolidated balance sheets. The adoption of the standard did not have a material impact on the condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

The Company has elected to apply the package of practical expedients requiring no reassessment of whether any expired or existing contracts are or contain leases, the lease classification of any expired or existing leases, or the capitalization of initial direct costs for any existing leases. Additionally, the Company elected the practical expedient that permit the exclusions of leases considered to be short-term.

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The new guidance was adopted on December 15, 2021 with no material impact on the Company’s condensed consolidated financial statements.

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Topic 470) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Topic 814): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). ASU 2020-06 eliminates the number of accounting models used to account for convertible debt instruments and convertible preferred stock. The update also amends the disclosure requirements for convertible instruments and EPS in an effort to increase financial reporting transparency. ASU 2020-06 will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The new guidance was early adopted on January 1, 2022 with no material impact on the Company’s condensed consolidated financial statements.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes. This ASU provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its condensed consolidated financial statements and will adopt it as of December 2022.

In ASU 2020-10, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its condensed consolidated financial statements and will adopt it as of December 2022.

3.	INVENTORY

Inventory consisted of the following as of December 31, 2021 and March 31, 2022:

	December 31, 2021	March 31, 2022
	(in thousands)
Inventory on-hand	$48,079	$56,449
Inventory in-transit	14,966	18,976
Inventory	$63,045	$75,425

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $8.4 million and $13.8 million as of December 31, 2021 and March 31, 2022, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2021 and March 31, 2022:

	December 31, 2021	March 31, 2022
	(in thousands)
Prepaid inventory	$4,137	$4,093
Restricted cash	7,998	2,264
Prepaid insurance	2,440	1,333
Consulting fees	2,263	905
Prepaid logistics costs	2,865	2,789
Right-of-Use-Asset (1)	—	467
Other	1,331	1,589
Prepaid and other current assets	$21,034	$13,440

(1)

On January 1, 2022, the Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities adoption of ASC 842 standard. Current Right-of-use assets of $0.4 million and corresponding lease liabilities are included in the prepaid and other current assets and accrued and other current liabilities line item respectively on the condensed consolidated balance sheets. See the discussion for the adoption of the lease accounting standard described in Note 2.

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and March 31, 2022:

	December 31, 2021	March 31, 2022
	(in thousands)
Accrued compensation costs	$162	$216
Accrued professional fees and consultants	331	24
Accrued logistics costs	578	1,269
Product related accruals	2,984	2,492
Sales tax payable	678	895
Sales return reserve	590	699
Accrued fulfillment expense	744	761
Accrued insurance	967	98
Federal payroll taxes payable	4,449	1,865
Accrued interest payable	338	169
Accrued legal	375	2,790
Right-of-Use-Liabilities (1)	—	467
All other accruals	5,425	3,667
Accrued and other current liabilities	$17,621	$15,412

(1)

On January 1, 2022, the Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities adoption of ASC 842 standard. Right-of-Use Liabilities of $0.4 million and corresponding lease liabilities are included in the accrued and other current liabilities line item respectively on the condensed consolidated balance sheets. See the discussion for the adoption of the lease accounting standard described in Note 2.

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY, TERM LOANS AND WARRANTS

High Trail Loan - December 2020 Note

On December 1, 2020, the Company refinanced a $15.0 million term loan with Horizon Technology Finance Corporation through the issuance of a senior secured note with an aggregate principal amount of $43.0 million issued on December 1, 2020 (the “December

2020 Note”) to High Trail Investments SA LLC (“High Trail SA”). The Company received gross proceeds of $38.0 million in exchange for the December 2020 Note.  The December 2020 Note was to be repaid over 24 equal monthly cash payments of $1.8 million.

The December 2020 Note was extinguished on April 8, 2021 in exchange for an April 2021 Note (see the discussion under the heading High Trail April 2021 Note 6 below).

High Trail - February 2021 Note

On February 2, 2021, the Company entered into a second, separate transaction with High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”), where it issued to High Trail ON a 0% coupon senior secured promissory note in an aggregate principal amount of $16.5 million (as amended, the “February 2021 Note”) that was to mature on February 1, 2023.

High Trail - April 2021 Note

On April 8, 2021, the Company refinanced all its existing debt with High Trail and Midcap Funding IV Trust (“Midcap”). As such, the Company entered into a new securities purchase and exchange agreement (the “Securities Purchase Agreement”) with High Trail SA and High Trail ON, pursuant to which, among other things, the Company issued and sold to High Trail, in a private placement transaction (the “2021 Private Placement”), (i) senior secured promissory notes in an aggregate principal amount of $110.0 million (the “April 2021 Notes”) that accrued interest at a rate of 8% per annum and were to mature on April 8, 2024, and (ii) warrants to purchase up to an aggregate of 2,259,166 shares of the Company’s common stock in exchange for: (a) a cash payment by High Trail to the Company of $57.7 million, (b) the cancellation of the December 2020 Note, and (c) the cancellation of the February 2021 Note.

On April 8, 2021, the Company used $14.8 million of the net proceeds from the 2021 Private Placement to repay all amounts owed under the 2018 $25.0 million credit facility with MidCap (the “2018 Credit Facility”).

Pursuant to ASC Topic 470, Debt, the Company concluded the High Trail April 2021 Note transaction resulted in the extinguishment of the two prior High Trail December 2020 and February 2021 term loans in the amount of $28.2 million of extinguishment of which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations.

The Company breached its Adjusted EBITDA covenant with its lender, High Trail, and in August 2021, the Company secured a waiver from its lender with the partial repayment of the loan. See the High Trail Letter Agreements and Omnibus Amendment section for additional information.

The April Letter Agreement

On April 8, 2021, the Company entered into a Letter Agreement (the “April Letter Agreement”) with High Trail SA and High Trail ON, pursuant to which, among other things, (i) the Company and High Trail SA agreed to amend the terms of the Letter Agreement to provide that the Company would prepare and file by June 30, 2021 a registration statement (the “Resale Registration Statement”) with the Securities and Exchange Commission for the purposes of registering for resale the December Warrant Shares, the Penny Warrant Shares and the Restricted Shares (as defined below), (ii) the Company issued 130,000 shares of its common stock to High Trail SA (the “Restricted Shares”), and (iii) High Trail SA and High Trail ON agreed to waive any Default or Event of Default (as such terms are defined in the December 2020 Note or the February 2021 Note) caused by the Company’s failure to file a resale registration statement by March 26, 2021.

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

High Trail Debt Repayment

On September 22, 2021, the Company entered into letter agreements (the “September Letter Agreements”) with High Trail with respect to the April 2021 Notes. Pursuant to the September Letter Agreements, (i) High Trail notified the Company that High Trail declared events of default under the April 2021 Notes and further notified the Company that High Trail accelerated an aggregate of $66.3 million of the principal amount of the April 2021 Notes, requiring the Company to pay $76.9 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (collectively, the “Acceleration Amount”), (ii) High Trail agreed, contingent and effective upon the repayment of the Acceleration Amount in shares of the Company’s common stock in accordance with the April 2021 Notes and the September Letter Agreements and the satisfaction of all of the Company’s other obligations under the September Letter Agreements and the Second Omnibus Amendment (as defined below), to waive the events of default, (iii) the Company agreed that until November 1, 2021, the Company would not, subject to certain exceptions, issue, offer, sell or otherwise dispose of any equity security, equity-linked security or related security, and (iv) the Company agreed that, as a result of the occurrence of the events of default, it no longer has the right to require High Trail to exercise the High Trail Warrants if the price of the Company’s common stock exceeds 200% of the exercise price of the High Trail Warrants for 20 consecutive trading days and certain other conditions were satisfied.

Under the terms of the April 2021 Notes, High Trail had the right, by delivering a notice to the Company (each, a “Stock Payment Notice”) to require the Company to satisfy its obligation to repay all or any portion of the Acceleration Amount in shares of the Company’s common stock, with the number of shares issuable determined by dividing the portion of the Acceleration Amount that High Trail requests, pursuant to a Stock Payment Notice, to be repaid in shares of the Company’s common stock, by 80% of the lesser of (A) the Daily VWAP (as defined in the April 2021 Notes) on the date of delivery of the Stock Payment Notice, and (B) the average of the lowest two Daily VWAPs during the ten (10) day VWAP trading period ending on the date of delivery of the Stock Payment Notice. Pursuant to the September Letter Agreements, High Trail agreed to deliver Stock Payment Notices as soon as it was practicable to do so without High Trail and its affiliates collectively beneficially owning in the aggregate in excess of 9.99% of the Company’s outstanding common stock.

In connection with the September Letter Agreements, on September 22, 2021, the Company also entered into a Second Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Second Omnibus Amendment”), whereby: (i) the maturity date of the April 2021 Notes was changed from April 8, 2024 to April 1, 2023; (ii) the definition of “Permitted Investment” in the April 2021 Notes was modified to include an exception for certain acquisitions of all or substantially all of the assets of another person or a majority of the equity interests of another person; (iii) the definition of “Target Adjusted EBITDA” was modified to reflect certain updated projections of the Company; (iv) the liquidity requirements as set forth in the Omnibus Amendment were removed; (v) the minimum cash threshold covenant was changed from $30.0 million to $15.0 million; (vi) the definition of “Adjusted EBITDA” in the April 2021 Notes was modified to be equal to not less than the Target Adjusted EBITDA for the three-month period ending on the last day of each applicable fiscal quarter instead of the 12-month period ending on such day; and (vii) the exercise prices of the High Trail Warrants were modified to be equal to $0.01. High Trail reserved the right to void the term of the Second Omnibus Amendment in full or in part in the event that the Company breached any of the terms of the September Letter Agreements or otherwise failed to timely deliver shares of stock of the Company to High Trail as required thereunder.

In accordance with the April 2021 Notes and the September Letter Agreements, effective September 22, 2021, the Company issued to High Trail an aggregate of 3,474,814 shares of its common stock, and effective September 23, 2021, the Company issued to High Trail an aggregate of 5,838,096 shares of its common stock, satisfying its obligation to repay the Acceleration Amount in full.

Pursuant to ASC Topic 470, Debt, the Company concluded that as a result of the High Trail Letter Agreements and Omnibus Amendment and the High Trail Debt Repayment, the April 2021 Notes were extinguished on September 22, 2021 in exchange for the $25.0 million of Notes due April 2023.

The Company paid off the remaining $25.0 million High Trail Term Loan as of December 31, 2021 (see the discussion under the heading MidCap Credit Facility December 2021 of this Note 6 below). Pursuant to ASC Topic 470, Debt, the Company concluded the High Trail Term Loan transaction resulted in the extinguishment of the High Trail Term Loan in the amount of $2.5 million of extinguishment, which has been classified within loss on extinguishment of debt on the consolidated statements of operations.

For the year-ended December 31, 2021, the Company recorded a total of $138.9 million of debt extinguishment loss which includes the $107.0 million from the High Trail Letter Agreements and Omnibus Amendment and the High Trail Debt Repayment, $28.2 million from the High Trail December 2020 and February 2021 term loans as part of the issuance of the April 2021 Notes, of $2.5 million of extinguishment from the remaining $25.0 million of High Trail Term Loan and $1.5 million from the repayment of the 2018 Credit Facility.

MidCap Credit Facility – December 2021

On December 22, 2021, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) together with certain of its subsidiaries party thereto as borrowers, the entities party thereto as lenders (the “Lenders”), and Midcap, as administrative agent, pursuant to which, among other things, (i) the Lenders agreed to provide a three year revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) the Company agreed to issue to MidCap Funding XXVII Trust a warrant (the “Midcap Warrant”) to purchase up to an aggregate of 200,000 shares of common stock of the Company, par value $0.0001 per share, in exchange for the Lenders extending loans and other extensions of credit to the Company under the Credit Agreement.

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

The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. The Company was in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2022. The Company had approximately $0.0 million and $3.6 million of availability on the Midcap Credit Facility as of December 31, 2021 and March 31, 2022, respectively.

The Midcap Warrant has an exercise price of $4.70 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, was immediately exercisable, has a term of ten years from the date of issuance and is exercisable on a cash or cashless basis. The Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815.  Based on the Company’s evaluation, it concluded that the Midcap warrant should be classified as equity with no subsequent remeasurement at each quarter so long as such warrants remain to be classified as equity.

The Company’s credit facility consisted of the following as of December 31, 2021 and March 31, 2022:

	December 31, 2021	March 31, 2022
	(in thousands)
MidCap Credit Facility – December 2021	$34,119	$30,632
Less: deferred debt issuance costs	(691)	(634)
Less: discount associated with issuance of warrants	(583)	(535)
Total MidCap Credit Facility – December 2021	$32,845	$29,463

Interest Expense, Net

Interest expense, net consisted of the following for the three months ended March 31, 2021 and 2022:

	Three Months Ended
	March 31, 2021	March 31, 2022
	(in thousands)
Interest expense	$4,753	$802
Interest income	(333)	—
Total Interest expense, net	$4,420	$802

Securities Purchase Agreement and Warrants

On March 1, 2022, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors identified on the signature pages to the Purchase Agreements (collectively, the “Purchasers”) pursuant to which, among other things, the Company issued and sold to the Purchasers, in a private placement transaction (the “2022 Private Placement”), (i) 6,436,322 shares of the Company’s common stock (the “Shares”), and accompanying warrants to purchase an aggregate of 4,827,242 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 3,013,850  shares of common stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 2,260,388  shares of common stock. The accompanying warrants to purchase common stock are referred to herein collectively as the “Common Stock Warrants”, and the Common Stock Warrants and the Pre-Funded Warrants are referred to herein collectively as the “Warrants”. Under the Purchase Agreements, each Share and accompanying Common Stock Warrant were sold together at a combined price of $2.91, and each Pre-Funded Warrant and accompanying Common Stock Warrant were sold together at a combined price of $2.9099, for gross proceeds of approximately $27.5 million. In connection with the 2022 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register for resale the Shares, as well as the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale by the Purchasers of the Shares and Warrant Shares within 30 days following the agreement date. The Company filed such resale registration statement on March 28, 2022, and it was declared effective by the SEC on April 8, 2022.

Upon the issuance of the pre-funded warrant and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the pre-funded warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities.  The Company recorded an initial liability on issuance of $19.0 million from this conclusion.  For the three months ended March 31, 2022, the Company recorded a charge of $1.9 million related to the change in fair value of these warrants.  As of March 31, 2022, the Company has $20.9 million as the liability related to these warrants.

7.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of March 31, 2022, 60,509 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of March 31, 2022, 387,943 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019.  The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of March 31, 2022, no shares were reserved for future issuance and there were no longer any awards outstanding under the 2019 Equity Plan. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date of the shares granted under the 2019 Equity Plan a number of times and the last remaining shares granted under the 2019 Equity Plan vested on March 14, 2022. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carried dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense was recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) was terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock were to vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting should not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting should not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares were automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

The following is a summary of stock option activity during the three months ended March 31, 2022:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2022	522,905	$9.25	6.77	$25,971
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options canceled	(2,492)	$9.72	—	$—
Balance—March 31, 2022	520,413	$9.25	4.70	$25,971
Exercisable as of March 31, 2022	520,065	$9.25	4.70	$25,971
Vested and expected to vest as of March 31, 2022	520,413	$9.25	4.70	$25,971

As of March 31, 2022, the total unrecognized compensation expense related to unvested options was less than $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.40 years.

A summary of restricted stock award activity within the Company’s equity plans and changes for the three months ended March 31, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2022	2,106,180	$14.94
Granted	155,456	$3.48
Vested	(519,246)	$9.17
Forfeited	(193,594)	$16.02
Nonvested at March 31, 2022	1,548,796	$13.70

As of March 31, 2022, the total unrecognized compensation expense related to unvested shares of restricted common stock was $16.2 million, which the Company expects to recognize over an estimated weighted-average period of 2.18 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three months ended March 31, 2021 and 2022:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Sales and distribution expenses	$955	$347
Research and development expenses	883	274
General and administrative expenses	5,061	2,244
Total stock-based compensation expense	$6,899	$2,865

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share data):

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Net loss	$(82,553)	$(42,776)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	26,225,383	55,141,448
Net loss per share, basic and diluted	$(3.15)	$(0.78)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	5,943,489	6,009,126

9.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2021 and March 31, 2022, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $0.9 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0  million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021.  Further, the supplier agreed to deliver certain goods as part of this settlement by September 30,

2021.  Through the date of the accompanying condensed consolidated financial statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. As such, the Company has fully reserved $4.1 million within prepaid and other current assets on its consolidated financial statements during the year-ended December 31, 2021. The Company has commenced legal action against the supplier and continues to reserve its legal options and rights on this matter as of March 31, 2022.

Legal Proceedings—The Company is party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Securities Class Action—Following a mediation, an initial settlement-in-principle, and further negotiations, on April 22, 2022, the Company, in conjunction with its codefendants Yaniv Sarig, Fabrice Hamaide, and Arturo Rodriguez, entered into a formal settlement agreement to resolve the purported class action lawsuits filed in the U.S. District Court for the Southern District of New York by Andrew Tate on May 13, 2021, and by Jeff Coon, on June 10, 2021, consolidated under the caption Tate v. Aterian, Inc., et. al., 21-cv-04323-VM (the “Action”).

In the Action, plaintiffs claimed that defendants made false and materially misleading statements and failed to disclose material adverse facts regarding the Company’s business, operations, and prospects, and that this was revealed on May 4, 2021, in a report issued by Culper Research.  The Company and its codefendants denied, and continue to deny, that these allegations have any merit. The settlement agreement contains no admission of wrongdoing and expressly states that the Company and its codefendants have entered into a settlement solely to avoid the uncertainties, burden, and expense of further litigation.

The settlement class consists of purchasers of Aterian securities during the period from August 24, 2020, through May 3, 2021, inclusive (the “Class Period”).  Under the terms of the proposed settlement, members of the settlement class release the Company and its codefendants from, among other things, all claims and causes of action of every nature and description, whether known or unknown, that were asserted in the Action; could have been asserted in the Action; relate in any way to transactions in Aterian securities during the Class Period and any facts, transactions, or occurrences referred to in any of the pleadings or other documents filed in the Action.  Under the agreement, the Company will pay $1.3 million, within 10 business days of the Court’s preliminary approval of the settlement, to be distributed to claimants in the settlement class pursuant to the plan of allocation filed with the Court on May 4, 2022.  To the extent permitted by the Court, this payment will also fund the legal fees of plaintiffs’ counsel and the costs of administering the settlement.

The proposed settlement was preliminarily approved by the Court on May 6, 2022, but is still subject to final Court approval.  The Court has scheduled a hearing regarding final approval for September 9, 2022.  Final approval is expected, but could be delayed by appeals, objections, or other proceedings.  In addition, the Company has the right to terminate the settlement agreement if more than a certain percentage of class members elect to opt-out of the settlement.

In connection with the proposed settlement, the Company recorded approximately $1.3 million in the fourth quarter of 2021. The Company will pay for the settlement with available resources and expects the settlement payment to be made within the second quarter of 2022.

Shareholder Derivative Actions Related to the Securities Class Action—On October 21, October25 and November 10, 2021, three shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action, and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event the Company is held liable in the Securities Class Action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. The Company believes the allegations are without merit and intends to vigorously defend against these actions. The Company and the parties to this action are in negotiations regarding a possible settlement of this matter, however the outcome of these negotiations are still uncertain. If that process does not succeed, the Company is prepared to continue the full defense of this action.

Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss or income for these actions.

Sabby Contract Action—On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) sued the Company in the Supreme Court of the State of New York, New York County, alleging that the Company breached the Securities Purchase Agreement, dated June 10, 2021 (the “Purchase Agreement”), pursuant to which Sabby purchased 400,000 shares of the Company’s common stock, for an aggregate price of approximately $6.0 million. Sabby contends that certain of the representations and warranties made by the Company in the Purchase Agreement concerning its financial condition and the accuracy of its prior disclosures were untrue and that the Company breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when the Company resolved certain defaults with High Trail. The Company intends to vigorously defend against this action, and, on December 15, 2021, the Company filed a motion to dismiss, which was fully briefed as of February 11, 2022. However, the outcome of this legal proceeding is currently uncertain. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this action.

Mueller Action—In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller Austria brand (the “Mueller Action”). In April 2022, the parties reached an agreement in principle to resolve this potential action for $0.5 million in cash and $0.3 million worth of coupons, which the Company accrued $0.8 million for, subject to negotiation of a formal memorandum of understanding, the execution of final settlement documents and court approval. If that process does not succeed, the Company is prepared to continue the full defense of this action.

Leases—There were no new significant leases or embedded leases identified with the adoption of the lease accounting standard described in Note 2. The minimum lease liabilities has not changed significantly during the three months ended March 31, 2022.

Seller Note—On March 22, 2022, the Company entered into a settlement agreement with Truweo which the Company satisfied seller note for 292,887 shares and recorded $2.0 million gain on extinguishment of debt on the condensed consolidated statement of operations.

10. ACQUISITION

2021 Acquisitions

Healing Solutions

On February 2, 2021 (the “Closing Date”), the Company entered into and closed the Asset Purchase Agreement with Healing Solutions, LLC (“Healing Solutions”). Pursuant to the Asset Purchase Agreement, the Company purchased and acquired certain assets of Healing Solutions (the “Healing Solutions Assets”) related to Healing Solutions’ retail and e-commerce business under the Healing Solutions’ brands, Tarvol, Sun Essential Oils and Artizen (among others), which primarily sells essential oils through Amazon and other marketplaces (the “Asset Purchase”). The Asset Purchase was accounted for as a business combination using the acquisition method of accounting in accordance with ASC Topic 805, Business Combinations. As consideration for the Asset Purchase, the Company (i) paid to Healing Solutions $15.3 million in cash (the “Cash Purchase Price”), and (ii) issued 1,387,759 shares of common stock to Healing Solutions, the cost basis of which was the closing price per share of the common stock on the Closing Date. At the closing (the “Closing”), the Company withheld $2.0 million of the Cash Purchase Price to serve as collateral for Healing Solutions’ payment of certain overdue trade payables to be released to Healing Solutions in accordance with the terms of the Asset Purchase Agreement.  This amount was paid by the Company within 60 days of the Closing Date.

In addition, Healing Solutions will be entitled to receive 170,042 shares of common stock (up to a maximum of 280,000 shares pursuant to certain terms and valuation at the measurement date) in respect of certain inventory.  The shares will be issued to Healing Solutions following the final determination of inventory values pursuant to the terms of the Asset Purchase Agreement, which determination is expected to occur approximately nine to ten months following the Closing Date and such shares will be subject to vesting restrictions which will lapse on the date that is the one-year anniversary after the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, Healing Solutions is required to use its commercially reasonable efforts to identify one or more suppliers of finished goods inventory of all SKUs that constitute assets acquired in the Asset Purchase (“New Suppliers”) and to initiate discussions with such New Suppliers for the purpose of negotiating new supply agreements between the Company or its affiliates, on the one hand, and the New Supplier, on the other hand, for the purchase of such SKUs following the Closing on terms acceptable to the Company in its sole discretion, acting reasonably. If, on or before the date that is 15 months after the Closing Date, an Earn-Out Consideration Event (as defined in the Asset Purchase Agreement) has occurred, then Healing Solutions shall be entitled to receive up to a maximum of 528,670 shares of common stock, which number of shares is subject to reduction in accordance with the terms of the Asset Purchase Agreement based on the time period within which the Earn-Out Consideration Event occurs. See the discussion below under the heading Contingent Earn-Out Liability Considerations of this Note 10 for additional information.

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

Squatty Potty Assets

On May 5, 2021, the Company acquired the business of e-commerce and retail company Squatty Potty, LLC (“Squatty Potty”), a leading online seller of health and wellness products, in an asset purchase transaction. Currently, Squatty Potty products are sold in thousands of retail locations including Bed, Bath & Beyond, Walmart and Target. As consideration for Squatty Potty’s assets, the Company paid approximately $19.0 million in cash. The Company also paid approximately $1.1 million as consideration related to acquired inventory. In addition, and subject to the achievement of contribution margin metrics for the year-ended December 31, 2021, the Company agreed to pay Squatty Potty a maximum earn-out of approximately $4.0 million, payable in shares of common stock or cash at Squatty Potty’s discretion. The Company also agreed to pay Squatty Potty $8.0 million for transition services, payable in shares of common stock or cash at Squatty Potty’s discretion. See the discussion below under the heading Contingent Earn-Out Liability Considerations of this Note 10 for additional information.

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

Photo Paper Direct

On May 5, 2021, the Company closed the acquisition of all outstanding stock of e-commerce company Photo Paper Direct Ltd. (“Photo Paper Direct”), a leading online seller of printing supplies. As consideration for Photo Paper Direct’s stock, the Company paid approximately $8.3 million in cash and issued approximately 704,500 shares of the Company’s common stock. The Company also paid approximately $5.4 million in cash as consideration related to Photo Paper Direct’s inventory and other working capital assets, including cash on hand of approximately $3.0 million. In addition, and subject to the achievement of certain Adjusted EBITDA metrics by December 31, 2021, the Company agreed to issue to Photo Paper Direct a maximum earn-out of $6.0 million in cash and $2.0 million in the Company’s common stock. See the discussion below under the heading Contingent Earn-Out Liability Considerations of this Note 10 for additional information.

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

Pro Forma Information

The Company had no acquisitions for the three months ended March 31, 2022.

The following unaudited pro forma information illustrates the impact of the acquisitions on the Company’s net revenue for the three months-ended March 31, 2021. The acquisitions are reflected in the following pro forma information as if the acquisitions had occurred on January 1, 2021.

Three Months Ended, March 31, 2021
Net revenue as reported	$48,136
Healing Solutions net revenue (1)	4,600
Net revenue pro forma	$52,736

Operating loss as reported	$(27,751)
Healing Solutions operating income (1)	382
Operating loss pro forma	$(27,369)

(1) In the accompanying condensed consolidated financial statements for the three months-ended March 31, 2021, net revenue, as reported, includes $8.5 million of net revenue from this acquisition. For the three months-ended March 31, 2021, operating income, as reported, includes $1.3 million of operating income from this acquisition.

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

As of December 31, 2021, the fair value amount of the earn-out payment was appropriately $5.2 million. As of March 31, 2022, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $2.5 million, representing a net change of fair value impact of approximately $2.8 million for three months-ended March 31, 2022.

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

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of March 31, 2022, the fair value amount of the earn-out payment with respect to the Squatty Potty Assets was approximately $4.0 million.

As of May 5, 2021, the acquisition date of Photo Paper Direct Ltd. (“Photo Paper Direct”), the initial fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was appropriately $0.9 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was approximately $0.0 million as the earnout was not achieved.

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

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands) as of March 31, 2022 (in thousands):

	March 31, 2022
	Smash Assets	Healing Solutions	Squatty Potty	Photo Paper Direct	Total
Balance—December 31, 2021	$5,240	$—	$3,983	$—	$9,223
Change in fair value of contingent earn-out liabilities	(2,775)	—	—	—	(2,775)
Balance—March 31, 2022	$2,465	$—	$3,983	$—	$6,448

11. GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s goodwill as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	December 31, 2021	December 31, 2021
	Gross Carrying Amount	Additions	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$47,318	$72,623	$119,941	$—	$—	$119,941
-
	December 31, 2021	Three Months Ended March 31, 2022	March 31, 2022
	Gross Carrying Amount	Additions	Gross Carrying Amount	Goodwill Impairments (1)	Accumulated Amortization	Net Book Value
Goodwill	$119,941	$—	$119,941	$(29,020)	$—	$90,921

(1)

The Company has experienced high volatility in the price of its common stock and a reduction in its market capitalization through March 31, 2022. This was considered an interim triggering event in the three months ended March 31, 2022.  The Company assessed its goodwill as of March 31, 2022 and determined that the Company's goodwill was impaired. As a result, the Company recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022 primarily due to the decrease in its market capitalization. See Note 2 for goodwill impairment discussion.

The following tables summarize the changes in the Company’s intangibles assets as of December 31, 2021 and March 31, 2022 (in thousands):

	December 31, 2021	December 31, 2021	December 31, 2021
	Gross Carrying Amount	Additions	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$31,810	$34,100	$65,910	$—	$(6,332)	$59,578
Non-competition agreement	111	—	111	—	(54)	57
Transition services agreement	23	—	23	—	(23)	—
Customer relations	—	5,700	5,700	—	(380)	5,320
Other	—	700	700	—	(700)	—
Total intangibles	$31,944	$40,500	$72,444	$—	$(7,489)	$64,955

	December 31, 2021	Three Months Ended March 31, 2022	March 31, 2022
	Gross Carrying Amount	Additions	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Trademarks	$65,910	$—	$65,910	$—	$(7,925)	$57,985
Non-competition agreement	111	—	111	—	(63)	48
Transition services agreement	23	—	23	—	(23)	—
Customer relations	5,700	—	5,700	—	(522)	5,178
Other	700	—	700	—	(700)	—
Total intangibles	$72,444	$—	$72,444	$—	$(9,233)	$63,211

The following table sets forth the estimated aggregate amortization of the Company’s in-place intangible assets and favorable intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2022	$5,484
2023	7,214
2024	7,171
2025	7,130
2026	7,130
Thereafter	29,082
Total	$63,211

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. As discussed in the section titled “Special Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Special Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

To date, our operating results have included a mix of products in the launch and sustain phases, and we expect such results to include a mix of products in all phases at any given period. Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. Ultimately, we believe that the future cash flow generated by our products in the sustain phase will outpace the amount that we will reinvest into launching new products, driving net revenue and profitability at the company level while we continue to invest in growth and technology. Due to the impact of the COVID-19 pandemic on the global supply chain, we have had to increase our inventory on hand to avoid disruption in sales. The unpredictability of container availability, space on vessels and shipping lead times, as well as associated manufacturing lead time, has caused us to secure more inventory upfront. Having more inventory on hand not only impacts our working capital but also requires us to increase our storage capacity, through our warehouse network, which of itself has a capital impact.

The following table shows the number of launches of new products included in our net revenue that have achieved, or are expected to achieve, more than approximately $0.5 million in net revenue per year on average.

	Three Months Ended March 31,
	2021	2022
Launches of new products	21	-

Our growth in direct revenue can be impacted by the timing and the season in which products are launched and any mergers or acquisitions. There were no new product launches in the quarter ended March 31, 2022, as we paused new product launches  due to global supply chain unpredictability.

Due to the COVID-19 pandemic’s impact on the global supply chain, we have paused the launch of new products. The sharp increase in shipping costs has made our target competitive pricing difficult to achieve and the current unpredictability of shipping container availability makes it more difficult for us to maintain the required inventory levels, which in turn makes the potential and profitable success of product launches even more difficult to achieve in this current environment. Furthermore, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this, in addition to the impacts of the COVID-19 pandemic, on our business.

Financial Operations Overview

Net Revenue—We derive our revenue from the sale of consumer products, primarily in the U.S. We sell products directly to consumers through online retail channels and through wholesale channels. Direct-to-consumer sales (i.e., direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date. Our Platform as a Service (“Managed PaaS”) currently has nominal net revenue activity and for the near future is expected to be nominal, at best.   Currently, we have limited resources at this time to invest in the Managed PaaS business given the pressure of the macro environment as our priority and focus is on our core business.

Cost of Goods Sold—Cost of goods sold consists of the book value of inventory sold to customers during the reporting period and the amortization of inventory step-up from acquisitions. Book value of inventory includes the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from our manufacturers to our warehouses, as applicable. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices, less expected disposal costs. The Office of the U.S. Trade Representative has imposed additional tariffs on products imported from China. We contract manufacturers, predominantly in China, through purchase orders, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impact a significant number of our products. We can provide no assurances that future tariff increases will not be enacted. These increases may affect the way we order products, as well as the amount of product we order. If tariff increases are enacted in the future, our pricing actions are expected to be intended to offset the full gross margin impact from such tariffs.  Further, we have been affected by the COVID-19 pandemic and related global supply chain disruption. Together, these have led to substantial increases in the costs of our supply chain, specifically, increases in the costs of shipping containers, which we rely on to import our goods. We have increased pricing, when possible, to offset the full gross margin impact which at times has led to reduced sales velocity on certain products at certain times of the year. There are no assurances that these pricing actions will not reduce customer orders in the future.

Expenses

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses— Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and e-commerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e., sales and distribution variable expenses).  Sales and distribution expenses also include employee compensation and benefits and other related fixed costs.  Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix (i.e., products in the launch phase or sustain phase) and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon or fulfilled by Walmart. After a product launches and reaches the sustain phase, we seek to maintain the product within its targeted level of profitability. This profitability can be impacted as each product has a unique fulfillment cost due to its size and weight. As such, products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon, to approximately 76% of the U.S., within one day and to over 99% of the U.S. within two days, based on our sales history.  We continually review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees and other general overhead costs, including the costs of being a public company.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) during the year ended December 31, 2021 and the three months ended for March 31, 2022, and term loan interest with High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”) during the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2022

The following table summarizes our results of operations for the three months ended March 31, 2021 and 2022, together with the changes in those items in dollars and percentages:

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
NET REVENUE	$48,136	$41,673	$(6,463)	(13.4)%
COST OF GOODS SOLD	22,073	18,066	(4,007)	(18.2)
GROSS PROFIT	26,063	23,607	(2,456)	(9.4)
OPERATING EXPENSES:
Sales and distribution expenses (1)	25,069	22,974	(2,095)	(8.4)
Research and development expenses (1)	2,124	1,144	(980)	(46.1)
General and administrative expenses (1)	10,976	9,541	(1,435)	(13.1)
Impairment loss on goodwill	—	29,020	29,020	100.0
Change in fair value of contingent earn-out liabilities	15,645	(2,775)	(18,420)	(117.7)
TOTAL OPERATING EXPENSES:	53,814	59,904	6,090	11.3
OPERATING LOSS	(27,751)	(36,297)	(8,546)	(30.8)
INTEREST EXPENSE—net	4,420	802	(3,618)	(81.9)
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	(2,012)	(2,012)	(100.0)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	5,835	5,835	100.0
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	30,202	1,879	(28,323)	(93.8)
LOSS ON INITIAL ISSUANCE OF WARRANT	20,147	—	(20,147)	(100.0)
OTHER EXPENSE	33	(25)	(58)	(175.8)
LOSS BEFORE INCOME TAXES	(82,553)	(42,776)	39,777	48.2
PROVISION FOR INCOME TAXES	—	—	—	—
NET LOSS	$(82,553)	$(42,776)	$39,777	48.2%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Sales and distribution expenses	$955	$347
Research and development expenses	883	274
General and administrative expenses	5,061	2,244
Total stock-based compensation expense	$6,899	$2,865

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2021	2022
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	45.9%	43.4%
GROSS PROFIT	54.1%	56.6%
OPERATING EXPENSES:
Sales and distribution expenses	52.1%	55.1%
Research and development expenses	4.4%	2.7%
General and administrative expenses	22.8%	22.9%
Impairment loss on goodwill	0.0%	69.6%
Change in fair value of contingent earn-out liabilities	32.5%	(6.7)%
TOTAL OPERATING EXPENSES:	111.8%	143.7%
OPERATING LOSS	(57.7)%	(87.1)%
INTEREST EXPENSE—net	9.2%	1.9%
GAIN ON EXTINGUISHMENT OF SELLER NOTE	0.0%	(4.8)%
LOSS ON INITIAL ISSUANCE OF EQUITY	0.0%	14.0%
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	62.7%	4.5%
LOSS ON INITIAL ISSUANCE OF WARRANT	41.9%	0.0%
OTHER EXPENSE	0.1%	(0.1)%
LOSS BEFORE INCOME TAXES	(171.5)%	(102.6)%
PROVISION FOR INCOME TAXES	0.0%	0.0%
NET LOSS	(171.5)%	(102.6)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Direct	$46,152	$40,044	$(6,108)	(13.2)%
Wholesale/Other	1,984	1,629	(355)	(17.9)%
Net revenue	$48,136	$41,673	$(6,463)	(13.4)%

Net revenue decreased $6.5 million, or 13.4%, during the three months ended March 31, 2022 to $41.7 million, compared to $48.2 million for the three months ended March 31, 2021. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $6.1 million, or a 13.2% decrease. Direct net revenue consists of both organic net revenue and net revenue from our mergers and acquisitions (“M&A”). For the three months ended March 31, 2022, organic revenue was $29.8 million and revenue from our M&A businesses was $9.6 million. For the three months ended March 31, 2021, organic revenue was $17.4 million and revenue from our M&A businesses was $28.7 million. Our organic revenue increased by $12.4 million, or 70.8%, during the three months March 31, 2022, as compared to the three months ended March 31, 2021. This increase was primarily driven by prior year M&A revenue moving into organic revenue after one year, offset by increased pricing on our products affected by global supply chain disruption which led to reduced sales velocity, reduced product launches and inventory shorts due to delayed receipt of goods for the three months ended March 31, 2022.

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$6,138	$5,926
Kitchen appliances	12,150	8,450
Health and beauty	3,642	4,890
Personal protective equipment	1,154	1,040
Cookware, kitchen tools and gadgets	6,098	4,856
Home office	809	3,708
Housewares	7,182	6,547
Essential oils	7,353	5,082
Other	3,610	1,174
Total net revenue	$48,136	$41,673

Heating, cooling and air quality accounted for $5.9 million in net revenue for the three months ended March 31, 2022, which was essentially flat, compared to $6.1 million for the three months ended March 31, 2021.

Kitchen appliances accounted for $8.5 million in net revenue for the three months ended March 31, 2022 compared to $12.2 million in net revenue for the corresponding period in 2021, a decrease of $3.7 million primarily due to reduced launches in the current period as well as reduced sales volume, which we attribute to both reduced e-commerce demand due to the reopening of brick & mortar retail, and increased sale prices due to global supply chain disruptions and inventory shorts due to delayed receipt of goods. Cookware, kitchen tools and gadgets accounted for approximately $4.9 million in net revenue for the three months ended March 31, 2022 compared to $6.1 million in net revenue for the corresponding period in 2021, a decrease of $1.2 million primarily driven by reduced sales volume, which we attribute to both reduced e-commerce demand due to the reopening of brick & mortar retail, and increased sale prices due to global supply chain disruptions and inventory shorts due to delayed receipt of goods.

Home office products accounted for $3.7 million in net revenue for the three months ended March 31, 2022 compared to $0.8 million in net revenue for the corresponding period in 2021, an increase of $2.9 million primarily due to growth in our existing products and new products obtained through M&A businesses.

Essential oils accounted for $5.0 million in net revenue for the three months ended March 31, 2022 compared to $7.4 million in net revenue for the corresponding period in 2021, decrease of a $2.3 million primarily driven by reduced sales volume, which we attribute to both reduced e-commerce demand due to the reopening of brick & mortar retail, and increased sale prices due to global supply chain disruptions and inventory shorts due to manufacturing delays.

Cost of Goods Sold and Gross Margin

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$22,073	$18,066	$(4,007)	(18.2)%
Gross profit	$26,063	$23,607	$(2,456)	(9.4)%

Cost of goods sold decreased by $4.0 million, from $22.1 million for the three months ended March 31, 2021 to $18.1 million for the three months ended March 31, 2022. The decrease in cost of goods sold was primarily attributable to a decrease of $6.0 million in cost of goods sold from our organic business, offset by a $10.1 million increase in cost of goods sold from our M&A businesses.

Gross profit improved from 54.1% for the three-months ended March 31, 2021 to 56.6% for the three months ended March 31, 2022. The improvement in gross margin was due to a change of product mix as our net revenue from our M&A businesses, which have a higher gross margin of 66.8% than our organic business’ gross margin of 54.2%, offset by the impact from increased costs of our supply chain. The majority of our M&A businesses’ net revenue tends to be from smaller products that have higher gross margins versus our organic business’ net revenue, which tends to be oversized goods that have lower gross margins. We expect to see future impacts in our gross margin on both our M&A and organic businesses as the international shipping container crisis continues to drive shipping container costs higher and cause reductions in delivery reliability and other delays, which also increases related shipping container delivery costs, as well as other inflationary pressures.

Sales and Distribution Expenses

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$25,069	$22,974	$(2,095)	(8.4)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $23.0 million for the three months ended March 31, 2022 from $25.1 million for the three months ended March 31, 2021. This decrease of $2.0 million is primarily attributable to the decrease in the volume of products sold in the three months ended March 31, 2022, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $19.8 million in the three months ended March 31, 2022 as compared to $21.7 million in the prior period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock based compensation stayed relatively flat at $3.2 million for the three months ended March 31, 2022 from $3.3 million for the three months ended March 31, 2021.

As a percentage of net revenue, sales and distribution expenses increased to 55.1% for the three months ended March 31, 2022 from 52.1% for the three months ended March 31, 2021 primarily from an increase in last mile shipping costs. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 47.5% for the three months ended March 31, 2022 as compared to 45.2% for the three months ended March 31, 2021. This increase in sales and distribution expenses is predominantly due to product mix and to the increase in last mile shipping costs, specifically for oversized goods, due to the demand on those third-party providers’ delivery networks. We expect to see these cost increases continue in the near-term.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Research and development expenses	$2,124	$1,144	$(980)	(46.1)%

The decrease in research and development expenses was primarily attributable to a decrease of stock-based compensation expense of approximately $0.6 million and a decrease of headcount expenses of $0.3 million.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$10,976	$9,541	$(1,435)	(13.1)%

The decrease in general and administrative expenses was primarily due to a decrease of stock compensation expenses of $2.8 million offset by an increase of $0.4 million related to the fixed costs expenses related to headcount and an increase of $0.8 million related to the legal settlement of the Mueller Action (see Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).

Impairment loss on goodwill

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Impairment loss on goodwill	$—	$29,020	$29,020	100.0%

We assessed our goodwill as of March 31, 2022 due to an interim triggering event due related to our reduced market capitalization and determined that our goodwill was impaired. As a result, we recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022, primarily due to the decrease in our market capitalization. Refer to Note 2 and critical accounting policies.

Change in fair value of contingent earn-out liabilities

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$15,645	$(2,775)	$(18,420)	(117.7	) %

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Interest expense, net	$4,420	$802	$(3,618)	(81.9)%

The decrease in interest expense was primarily related to the payment in the High Trail loan in the prior period which had higher borrowings and interest rates compared to this current period which only includes our MidCap credit facility.

Loss on initial issuance of equity

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$—	$5,835	$5,835	100.0%

The loss on initial issuance of equity is attributable to the issuance of common shares and initial valuation of the pre-funded warrants and common stock warrants from our March 2022 equity raise.

Change in fair market value of warrant liability

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$30,202	$1,879	$(28,323)	(100.0)%
Loss on initial issuance of warrant	$20,147	$—	$(20,147)	(100.0)%

The expense activity in 2021 is attributable to the issuance of the warrants in connection with the December 2020 Note and the February 2021 Note and related change in the fair value of warrant liability and loss on initial issuance of warrant for the three months ended March 31, 2021, which was primarily driven by the extinguishment of the warrants. The 2022 activity is related to the change in fair market value of the warrant liabilities from the pre-funded warrants and common stock warrants from our March 2022 equity raise.

Gain on extinguishment of seller note

	Three Months Ended March 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Gain on extinguishment of seller note	$—	$(2,012)	$(2,012)	(100.0)%

The gain is attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million in gain on extinguishment of seller note upon the extinguishment of the debt.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2021 and 2022

The following table provides information regarding our cash flows for the three months ended March 31, 2021 and 2022, respectively:

	Three Months Ended March 31,
	2021	2022
	(in thousands)
Cash used in operating activities	$(8,495)	$(13,170)
Cash used in investing activities	(15,300)	(16)
Cash provided by financing activities	38,501	21,716
Effect of exchange rate on cash	(99)	(171)
Net change in cash and restricted cash for period	$14,607	$8,359

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.5 million for the three months ended March 31, 2021, resulting from our net cash losses from operations of $4.6 million, offset by cash from working capital of $3.9 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net cash used in operating activities was $13.2 million for the three months ended March 31, 2022, resulting from our net cash losses from operations of $5.9 million, offset by and impacts from working capital of $7.3 million from changes in accounts receivable, purchases of inventory and insurance and payments of accounts payable.

Net Cash Used in Investing Activities

For the three months ended March 31, 2021, net cash used in investing activities of $15.3 million was primarily from the acquisition of the assets of Healing Solutions for $15.3 million.

For the three months ended March 31, 2022, net cash used in investing activities was less than $0.1 million.

Net Cash Provided by Financing Activities

For the three months ended March 31, 2021, cash provided by financing activities of $38.5 million was primarily from proceeds from cancellation of a warrant of $17.0 million, proceeds from warrant exercises of $8.9 million, proceeds from exercise of stock options of $8.7 million, borrowings from our prior credit facility of $14.5 million and borrowings from the February 2021 Note of $14.0 million, offset by repayments of our prior credit facility of $12.3 million and $4.7 million seller note repayments.

For the three months ended March 31, 2022, cash provided by financing activities of $21.8 million was primarily from proceeds from an equity offering of $27.0 million and borrowings from the Credit Facility of $30.4 million offset by $1.0 million of repayments of notes issued to certain sellers in connection with our M&A activity and repayments of the Credit Facility of $33.8 million.

Sources of Liquidity and Going Concern—As of March 31, 2022, the Company had total cash and cash equivalents of $44.3 million and an accumulated deficit of $471.7 million.  In addition, the Company’s net loss and net cash used in operating activities amounted to $42.8 million and $13.2 million, respectively, for the three months ended March 31, 2022.

As an emerging growth company, we have been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since our inception to execute our growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”).  In addition, our recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and the Supply Chain below for additional details).  As a result, we have incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that we can realize our strategy of growth by generating profits through our organic growth and M&A strategy, and reduce our reliance on outside capital.

Given the inherent uncertainties associated with executing our growth strategy, as well as the uncertainty associated with the ongoing COVID-19 global pandemic, recent record increases in inflation and related global supply chain disruption, we can provide no assurances that we will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund our obligations as they become due over the next twelve months from the date these condensed consolidated financial statements were issued.

Since our inception, we have been able to successfully raise a substantial amount of outside capital to fund our growth strategy.  However, as of March 31, 2022, we have had no firm commitments of additional outside capital from current or prospective investors or lenders.  Furthermore, given the inherent uncertainties associated with our growth strategy, we may be unable to remain in compliance with the financial covenants required by the credit facility agreement over the next twelve months.  These uncertainties raise substantial doubt about our ability to continue as a going concern.

In order to alleviate substantial doubt, we plan to continue to closely monitor our operating forecast, pursue additional sources of outside capital, and pursue our M&A strategy.  If we are (a) unable to improve our operating results, (b) obtain additional outside capital on terms that are acceptable to us to fund our operations and M&A strategy, and/or (c) secure a waiver or forbearance from the lender if we are unable to remain in compliance with the financial covenants required by the credit facility agreement, we may make significant changes to our operating plan, such as delaying expenditures, reducing investments in new products, delaying the development of our software, reducing our sale and distribution infrastructure, or otherwise significantly reducing the scope of our business.  Moreover, if we breach the financial covenants required by the credit facility agreement and fail to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the credit facility agreement or the exercise of other rights or remedies the lender may have under applicable law.  We can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the credit facility will be successfully refinanced on terms that are acceptable to the Company.

COVID-19 Pandemic and the Supply Chain— The full impact of the COVID-19 pandemic on our supply chain, including the impact associated with preventive and precautionary measures that we, other businesses and governments are taking, continues to evolve.

During 2022 to date, we continue to be impacted by the COVID-19 pandemic and related global shipping disruption.  Together these have led to substantial increases in supply chain costs, in particular for shipping containers, which we rely on to import our goods, as reduced reliability and timely delivery of shipping containers and have substantially increased our last mile shipping costs on our oversized goods. These cost increases have been particularly substantial for oversized goods, which is a material part of our business.  The reduced reliability and delivery of such shipping containers is forcing us to spend more on premium shipping to ensure goods are delivered, if at all, and the lack of reliability and timely delivery has further down chain impacts as it takes longer for containers to be offloaded and returned.   Further, this global shipping disruption is forcing us to increase our inventory on-hand, including by advance ordering and taking possession of inventory earlier than expected, negatively impacting our working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. As such, the Company has noticed changes to consumer buying habits, which may lead to reduced demand for its products.  Further, recent record inflation has added additional pressure to the cost of the Company’s supply chain.

We continue to consider the impact of the COVID-19 pandemic on our supply chain on the assumptions and estimates used when preparing our consolidated financial statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change as the current situation evolves or new events occur, and additional information is obtained. If the economic conditions caused by the COVID-19 pandemic and the negative impact on our supply chain worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our results of operations, financial position, and liquidity.

MidCap Credit Facility – December 2021—On December 22, 2021, we entered into a Credit Facility with MidCap, pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of

200,000 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the Credit Facility.

The credit facility contains a financial covenant that requires that we maintain a minimum unrestricted cash balance or minimum borrowing availability of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times thereafter.  At our election, we may elect to comply with an alternative financial covenant that would require us to maintain a minimum borrowing availability under the credit facility of $10.0 million at all times. We currently do not anticipate electing the alternative financial covenant over the next twelve months and are in compliance with the minimum liquidity covenant as of the date these condensed consolidated financial statements were issued.

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

We are in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2022. As of March 31, 2022, we had approximately $29.4 million outstanding on the credit facility and $3.6 million of availability on the credit facility.

Securities Purchase Agreement and Warrants—On March 1, 2022, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors identified on the signature pages to the Purchase Agreements (collectively, the “Purchasers”) pursuant to which, among other things, we issued and sold to the Purchasers, in a private placement transaction (the “Private Placement”), (i) 6,436,322 shares of our common stock (the “Shares”), par value $0.0001 per share (the “Common Stock”), and accompanying warrants to purchase an aggregate of 4,827,242 shares of common stock, and (ii) pre-funded warrants to purchase up to an aggregate of 3,013,850 shares of common stock (the “Pre-Funded Warrants”) and accompanying warrants to purchase an aggregate of 2,260,388 shares of common stock. The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants”, and the Common Stock Warrants and the Pre-Funded Warrants are referred to herein collectively as the “Warrants”. Under the Purchase Agreements, each Share and accompanying Common Stock Warrant were sold together at a combined price of $2.91, and each Pre-Funded Warrant and accompanying Common Stock Warrant were sold together at a combined price of $2.9099, for gross proceeds of approximately $27.5 million.

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

As used herein, Contribution margin represents gross profit less amortization of inventory step-up from acquisitions (included in cost of goods sold) and e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses).  As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), changes in fair-market value of warrant liability, professional fees and transition costs related to acquisitions, loss from extinguishment of debt, impairment of goodwill, loss on initial issuance of equity, litigation reserve and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expense necessary to operate our business;
•	research and development expenses necessary for the development, operation and support of our software platform;
•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or
•	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold).

	Three Months Ended March 31,
	2021	2022
	(in thousands, except percentages)
Gross profit	$26,063	$23,607
Contribution margin	$6,134	$3,830
Gross profit as a percentage of net revenue	54.1%	56.6%
Contribution margin as a percentage of net revenue	12.7%	9.2%
Net Loss	$(82,553)	$(42,776)
EBITDA	$(76,929)	$(40,128)
Adjusted EBITDA	$(1,194)	$(4,541)
Net loss as a percentage of net revenue	(171.5)%	(102.6)%
Adjusted EBITDA as a percentage of net revenue	(2.5)%	(10.9)%

Adjusted EBITDA

EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes.  Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), change in fair-market value of warrant liability, professional fees and transition costs related to acquisitions, loss from extinguishment of debt, impairment of goodwill, loss on initial issuance of equity, litigation reserve and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,
	2021	2022
	(in thousands, except percentages)
Net loss	$(82,553)	$(42,776)
Add:
Interest expense, net	4,420	802
Depreciation and amortization	1,204	1,846
EBITDA	(76,929)	(40,128)
Other expense (income), net	33	(25)
Impairment loss on goodwill	—	29,020
Change in fair value of contingent earn-out liabilities	15,645	(2,775)
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	1,808	—
Gain on extinguishment of seller note	—	(2,012)
Loss on initial issuance of equity	—	5,835
Change in fair market value of warrant liability	30,202	1,879
Loss on initial issuance of warrant	20,147	—
Professional fees related to acquisitions	449	—
Litigation reserve	—	800
Transition cost from acquisitions	552	—
Stock-based compensation expense	6,899	2,865
Adjusted EBITDA	$(1,194)	$(4,541)
Net loss as a percentage of net revenue	(171.5)%	(102.6)%
Adjusted EBITDA as a percentage of net revenue	(2.5)%	(10.9)%

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

	Three Months Ended March 31,
	2021	2022
	(in thousands, except percentages)
Gross Profit	$26,063	$23,607
Add:
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	1,808	—
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(21,737)	(19,777)
Contribution margin	$6,134	$3,830
Gross Profit as a percentage of net revenue	54.1%	56.6%
Contribution margin as a percentage of net revenue	12.7%	9.2%

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2021, as filed with the SEC on March 16, 2022 (our “Annual Report”). For additional information, please refer to Note 2 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

Subsequent Measurement of Goodwill— The Company operates under one business component which is the same as its reporting unit based on the guidance in ASC Topic 350-20.

The Company engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method.

The Company has experienced high volatility on its stock and saw its market capitalization reduce through March 31, 2022. This was considered an interim triggering event for the three months ended March 31, 2022.  The Company assessed its goodwill as of March 31, 2022 and determined that the Company's goodwill was impaired. As a result, the Company recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022 primarily due to the decrease in its market capitalization.

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs, and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and the Company’s market capitalization.

Goodwill was $120.0 million and $90.9 million, at December 31, 2021 and March 31, 2022, respectively.

The Company believes that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on its reported financial results.

While the Company believes our conclusions regarding the estimates of fair value of its reporting unit is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting unit serves, the realization of future sales price and volume increases, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

Some of the inherent estimates and assumptions used in determining fair value of the Company’s reporting unit are outside the control of management, including interest rates, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on the Company's business, there can be no assurance that the Company's estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the goodwill impairment testing performed will prove to be accurate predictions of the future. While the Company believes it has made reasonable estimates and assumptions to calculate the fair values of its reporting unit, it is possible changes could occur. As for the Company’s reporting unit, if in future years, the reporting unit’s actual results are not consistent with the Company’s estimates and assumptions used to calculate fair value, the Company may be required to recognize material impairments to goodwill. The Company will continue to monitor its reporting unit for any triggering events or other signs of impairment. The Company may be required to perform additional impairment testing based on changes in the economic environment, disruptions to the Company’s business, significant declines in operating results of the Company’s reporting unit, further sustained deterioration of the Company’s market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or the market capitalization deteriorates significantly from current levels, it is reasonably likely the Company will be required to record impairment charges in the future that could be material to the Company's consolidated balance sheet or results of operations.

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

In addition, we have outstanding debt under the Credit Facility with MidCap that bears interest. As of March 31, 2022, our outstanding indebtedness under the Credit Facility was $29.5 million, which bears interest at a rate of LIBOR plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 1% of our net revenue for each of the three months ended March 31, 2021 and March 31, 2022. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally directly affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three months ended March 31, 2021 and 2022, other than with respect to the general impact that inflation has on the supply chain and consumer buying habits.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the headings “Securities Class Action”, “Shareholder Derivative Actions Related to the Securities Class Action”, “Sabby Contract Action” and “Mueller Action” in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

We are party to various actions and claims arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our financial position or results of operations. In addition, we maintain what we believe are adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact our financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Item 1A. Risk Factors.

You should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report and this Quarterly Report on Form 10-Q, which could materially affect our business, financial condition, cash flows or future results. The risks described in our Annual Report and this Quarterly Report on Form 10-Q are not the only risks facing our company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. Except as presented below, there have been no material changes from the risk factors associated with our business previously disclosed in our Annual Report.

Risks Relating to Our Business

Our growth strategy is capital dependent and due to the impact of the COVID-19 pandemic and related global supply chain disruption, our management has expressed substantial doubt about our ability to continue as a going concern.

As of March 31, 2022, the Company had total cash and cash equivalents of $44.3 million and an accumulated deficit of $471.7 million.  In addition, the Company’s net loss and net cash used in operating activities amounted to $42.8 million and $13.2 million, respectively, for the three months ended March 31, 2022

As an emerging growth company, the Company has been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since its inception to execute its growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”).  In addition, the Company’s recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and Supply Chain disclosure below).  As a result, the Company has incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that the Company can realize its strategy of growth by generating profits through its organic growth and M&A strategy, and reduce its reliance on outside capital.

Given the inherent uncertainties associated with executing the Company’s growth strategy, as well as the uncertainty associated with the ongoing COVID-19 global pandemic, recent record inflation increases and related global supply chain disruption, management can provide no assurance the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these consolidated financial statements were issued.

In addition, as disclosed in Note 6, the Company entered into a $50.0 million asset backed credit agreement in December 2021.  The credit facility contains a financial covenant that requires the Company to maintain a minimum unrestricted cash balance of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times thereafter.  At its election, the Company may elect to comply with an alternative financial covenant that would require the Company to maintain a minimum borrowing availability under the credit facility of $10.0 million at all times.  The Company does not anticipate electing the alternative financial covenant over the next twelve months and was in compliance with the minimum liquidity covenant as of the date these consolidated financial statements were issued.

Since its inception, the Company has been able to successfully raise a substantial amount of outside capital to fund the Company’s growth strategy.  However, as of March 31, 2022, the Company had no firm commitments of additional outside capital from current or prospective investors or lenders.  While management believes the Company will be able to secure additional outside capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to the Company.  Furthermore, given the inherent uncertainties associated with the Company’s growth strategy, the Company may be unable to remain in compliance with the financial covenants required by the credit facility agreement over the next twelve months.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

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

If any of our key personnel or key personnel at our manufacturing or logistics partners contracts COVID-19, this could affect our ability to execute our operations. In addition, our operations rely on third parties to manufacture our products, to provide logistics and warehousing services and to facilitate sales of our products, and accordingly we rely on the business continuity plans of these third parties to continue to operate during the pandemic and have limited to no ability to influence their plans.

Due to the uncertainty as to the severity and duration of the pandemic, the impact on our future revenues, profitability, liquidity, financial condition, business and results of operations is uncertain at this time. We continue to take steps to preserve our liquidity and capital resources through various actions which include delaying and negotiating the delay of payments to certain vendors. The effect of such actions could have an adverse impact on our business, including our relationships with these vendors. For example, payment delays to certain of our manufacturing vendors in China during April 2020 had resulted in a temporary loss of availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our manufacturing vendors. As of the date of this Quarterly Report, Sinosure has reinstated this insurance to levels that we believe are sufficient to fund our operations.

Currently a significant portion of China is in some form of lockdown due to COVID-19. This includes areas with a material percentage of our manufacturers. This has made it more difficult in getting our inventory to and through the ports in these areas.

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

Our recent revenue growth should not be considered indicative of our future performance. Specifically, our net revenue increased by 33.4% for the year ended December 31, 2021 compared to the year ended December 31, 2020. However, our net revenue for the three months ended March 31, 2022 decreased as compared to the three months ended March 31, 2021.  As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include our inability to successfully launch new products that reach our sustain phase and to keep those products in the sustain phase, as well as the maturation of our business. In fact, we have paused the launch of new products. Our revenue growth rates may also slow in future periods to the extent we are unable to identify and complete acquisitions, or are unable to maintain or grow revenues from such businesses after closing an acquisition. We can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

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

In addition, for the year ended December 31, 2021, we experienced an increase in net revenue in part due to the shift by consumers to online shopping as a result of the COVID-19 pandemic. While we expect this shift to continue, we can provide no assurance that this shift will continue in the near or longer term or continue with respect to the products we offer Furthermore, Managed PaaS has in the past generated revenue, we do not anticipate any material revenue being earned through our Managed PaaS business for the foreseeable future.

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

One of our material suppliers recently notified us about a production issue with certain batches of a dehumidifier product we sell. We are working with the supplier to identify which products are affected by the issue and to remedy the situation. Our team is working to manage our inventory situation however we may be faced with stock outs for this dehumidifier which we would anticipate to occur during the third quarter of this year. If this were to occur, our financial performance would be adversely affected.

If our sales and procurement teams do not accurately predict demand or if our algorithms do not help us reorder the right products or write off the products timely, we may not effectively manage our inventory, which could result in inventory excess or shortages, and our operating results and financial condition could be adversely affected.

Given the long lasting effects of the COVID-19 pandemic, we expect to continue experiencing inventory shortages and our operating results and financial condition could be adversely affected.

The impact of the Russian invasion of Ukraine on the global economy, energy supplies and raw materials is uncertain, but may prove to negatively impact our business and operations.

The short and long-term implications of Russia’s invasion of Ukraine are difficult to predict at this time. We continue to monitor any adverse impact that the outbreak of war in Ukraine and the subsequent institution of sanctions against Russia by the United States and several European and Asian countries may have on the global economy in general, on our business and operations and on the businesses and operations of our suppliers and customers. For example, a prolonged conflict may result in increased inflation, escalating energy prices and constrained availability, and thus increasing costs of raw materials. To the extent the war in Ukraine may adversely affect our business as discussed above, it may also have the effect of heightening many of the other risks described herein. Such risks include, but are not limited to, adverse effects on macroeconomic conditions, including inflation; disruptions to our global technology infrastructure, including through cyberattack, ransom attack, or cyber-intrusion; adverse changes in international trade policies and relations; our ability to maintain or increase our product prices; disruptions in global supply chains; our exposure to foreign currency fluctuations; and constraints, volatility, or disruption in the capital markets, any of which could negatively affect our business, financial performance and financial condition.

We are dependent on third-party manufacturers, most of which are located in China.

A substantial portion of our products are manufactured by unaffiliated companies that are located in China. This concentration of manufacturers in a single country exposes us to risks associated with doing business globally, including: changing international political relations; labor availability and cost; changes in laws, including tax laws, regulations and treaties; changes in labor laws, regulations and policies; changes in customs duties, additional tariffs and other trade barriers; changes in shipping costs; currency exchange fluctuations; local political unrest; an extended and complex transportation cycle; the impact of changing economic conditions; and the availability and cost of raw materials and merchandise. The political, legal and cultural environment in China and other nations is continuously evolving, and any change that impairs our ability to obtain products from manufacturers in that region, or to obtain products at marketable rates, could have a material adverse effect on our business, operating results and financial condition. We rely on one large manufacturer for the manufacture of several of our products, including our dehumidifiers. If we were no longer able to maintain that relationship for any reason, we may not be able to timely find another manufacturer, specifically one that provides the same quality, which would negatively affect our business, sales and results of operations.

Furthermore, currently a significant portion of China is in some form of lockdown due to COVID-19. This includes areas with a material percentage of our manufacturers. This has made it more difficult in getting our inventory to and through the ports in these areas.

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

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition and prospects. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, may divert resources from the growth and expansion of our business. On April 25, 2022, we were alerted by a payment processor of a potential data security incident regarding one of our UK websites. We are continuing to investigate this potential incident. Depending on the outcome of such investigation we may incur substantial costs and experience other negative consequences that could be material to our business, financial results and/or condition.

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

On May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate naming our company, Yaniv Sarig and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the same court by Jeff Coon against the same defendants. Thereafter, other stockholders asserted similar claims. On August 10, 2021, the court appointed Joseph Nolff as the lead plaintiff of the putative class action, and on October 12, 2021, he filed an amended complaint, (i) adding Arturo Rodriguez as a defendant, (ii) asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (iii) claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding our business, operations, and prospects and that this was revealed on May 4, 2021, when Culper Research published a report allegedly exposing these alleged misrepresentations and omissions. The lead plaintiff has since filed two further amended complaints repeating substantively the same allegations. The Company recently reached an agreement in principle to resolve this action on March 10, 2022 for $1.3 million and has agreed to a formal memorandum of understanding, however the resolution is still subject to the execution of final settlement documents, and court approval. If that process does not succeed, the Company is prepared to continue the full defense of this action.

On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of our company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and our company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event the Company is held liable in the shareholder derivative action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. We believe the allegations are without merit and intend to vigorously defend against these actions. The Company and the Plaintiffs are in negotiations regarding a possible settlement of this matter, however the outcome of these negotiations are still uncertain.  intends to engage with the parties for a resolution of these matters following finalization of that settlement. If that process does not succeed, the Company is prepared to continue the full defense of this action.

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

In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller Austria brand. The letter claims that Aterian marketed, advertised, and labeled the products with representations that create the false impression they are made in Austria. The Company intends to vigorously defend against this potential action, which has not reached the stage of litigation yet. The parties are proceeding to mediation in an attempt to reach a reasonable resolution, however the outcome is uncertain at this point.  The Company recently reached an agreement in principle to resolve this action on April 13, 2022  for $500,000 in cash and $300,000 worth of coupons, which the Company accrued for, subject to negotiation of a formal memorandum of understanding, the execution of final settlement documents, and court approval.

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

Risks Relating to the Ownership of our Common Stock

Our share price has been very volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from approximately $2.14 to $47.66 per share from January 1, 2021 to March 15, 2022 and approximately $2.25 to $6.55 per share from March 15, 2022 to May 9, 2022. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

•	short sales, hedging and other derivative transactions involving our capital stock and related “short squeezes”;
•	actual or perceived impact on our business due to the COVID-19 pandemic;
•	actual or anticipated fluctuations in our financial condition and operating results;
•	the financial projections we may provide to the public, and any changes in projected operational and financial results;
•	addition or loss of significant customers;
•	changes in laws or regulations applicable to our products;
•	actual or anticipated changes in our growth rate relative to our competitors;
•	announcements of technological innovations or new offerings by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital-raising activities or commitments;
•	additions or departures of key personnel;
•	changes in our financial guidance or securities analysts’ estimates of our financial performance;
•	discussion of us or our stock price by the financial press and in online investor communities;
•	reaction to our press releases and filings with the SEC;
•	changes in accounting principles;

•	lawsuits threatened or filed against us;
•	fluctuations in operating performance and the valuation of companies perceived by investors to be comparable to us;
•	sales of our common stock by us or our stockholders;
•	share price and volume fluctuations attributable to inconsistent trading volume levels of our shares;
•	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;
•	changes in laws or regulations applicable to our business;
•	changes in our capital structure, such as future issuances of debt or equity securities;
•	the expiration of contractual lock-up periods;
•	other events or factors, including those resulting from pandemics, war, incidents of terrorism or responses to these events; and
•	general economic and market conditions.

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

Investors may purchase shares of our common stock to hedge existing exposure or to speculate on the price of our common stock. Speculation on the price of our common stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our common stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our common stock for delivery to lenders of our common stock. Those repurchases may, in turn, dramatically increase the price of shares of our common stock until additional shares of our common stock are available for trading or borrowing. This is often referred to as a “short squeeze.”

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

From time to time, we may appear on the Regulation SHO Threshold Security list, and this could lead to increased volatility in our common stock.

From time to time, we may appear on, and as of the date of this Quarterly Report we are on the Regulation SHO Threshold Security list, and this could lead to increased volatility in our common stock.  As defined in Rule 203(c)(6) of Regulation SHO, a “threshold security” is any equity security of any issuer that is registered under Section 12 of the Exchange Act, or that is required to file reports under Section 15(d) of the Exchange Act (commonly referred to as reporting securities), where, for five consecutive settlement days:

•	There are aggregate fails to deliver at a registered clearing agency of 10,000 shares or more per security;
•	The level of fails is equal to at least one-half of one percent of the issuer’s total shares outstanding; and
•	The security is included on a list published by a self-regulatory organization (SRO).

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or associates. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our common stock.

Future sales of our common stock in the public markets by our insiders, or the perception that these sales may occur, may cause the market price of our common stock to decline.

Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our common stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our common stock to decline. Other than our stock ownership guidelines and our restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock.

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

The Company intends to use an inducement plan of approximately 2.7 million shares that would have terms and conditions substantially the same as the 2018 Equity Incentive Plan that would be used exclusively for grants to individuals who were not previously our employees or directors, as a material inducement to such individual’s entry into employment with us within the meaning of the Rule 5635(c)(4) of the NASDAQ Listing Rules.

Accounting adjustments due to changes in circumstances or estimates may require us to write down intangible assets, such as goodwill and may have a material impact on our financial reporting and results of operations.

The Company operates under one business component which is the same as its reporting unit based on the guidance in ASC Topic 350-20.

The Company has experienced high volatility in the price of its common stock and a reduction in its market capitalization through March 31, 2022. This was considered an interim triggering event for the three months ended March 31, 2022.

The Company engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method.

The Company assessed its goodwill as of March 31, 2022, and determined that the Company's goodwill was impaired. As a result, the Company recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022, primarily due to the decrease in its market capitalization.

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and the Company’s market capitalization.

The Company believes that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on its reported financial results. In addition, sustained declines in the Company’s stock price and related market capitalization could impact key assumptions in the overall estimated fair values of its reporting unit and could result in non-cash impairment charges that could be material to the Company's condensed consolidated balance sheet or results of operations.

The Company will continue to closely monitor actual results versus expectations as well as whether, and to what extent, any significant changes in current events or conditions, including changes to the impacts of the COVID-19 pandemic on its business, result in corresponding changes to its expectations about future estimated cash flows, discount rates and market multiples. If the Company’s adjusted expectations of the operating results do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, the Company may be required to record additional goodwill impairment charges, which may be material.

While the Company believes its conclusions regarding the estimates of fair value of its reporting unit is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that its reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a)	Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2020	2.1

2.3†	Asset Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2021	2.1

2.4†	Stock Purchase Agreement, dated May 5, 2021, by and among (i) the Compay and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2021	2.2

3.1	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.1

3.2	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.2

3.3	Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.3

3.4	Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/14/2019	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.8	Form of Warrant to Purchase Stock, dated December 22, 2021.	8-K	001-38937	12/27/2021	4.1

4.9	Form of Pre-Funded Common Stock Purchase Warrant.	8-K	001-38937	3/4/2022	4.1

4.10	Form of Common Stock Purchase Warrant.	8-K	001-38937	3/4/2022	4.2

10.1	Form of Securities Purchase Agreement, dated March 1, 2022, by and between Aterian, Inc. and the Purchasers identified on the signature pages to the Securities Purchase Agreement.	8-K	001-38937	3/4/2022	10.1

10.2	Registration Rights Agreement, dated March 4, 2022, by and among Aterian, Inc. and the Purchasers identified on the signature pages to the Registration Rights Agreement.	8-K	001-38937	3/4/2022	10.2

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.

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

ATERIAN, INC.

Date: May 10, 2022	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Financial Officer (Principal Accounting and Financial Officer)