Form 10-Q
period 2022-06-30
Aterian, Inc.
filed 2022-08-08
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 5, 2022, the registrant had 69,472,600 shares of common stock, $0.0001 par value per share, outstanding.

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

•	our future financial performance, including our revenue, costs of goods sold and operating expenses;
•	our ability to achieve, sustain and grow net revenue and profitability;
•	the sufficiency of our cash to meet our liquidity and operational needs and to execute our growth strategies, including potential acquisitions;
•	our ability to maintain the security and availability of our technology platform, including our AIMEE (Artificial Intelligence Marketplace e-Commerce Engine) software platform;
•	our ability to successfully launch new products;
•	our ability to successfully manage supply chain risks and opportunities;
•	our predictions about industry and market trends;
•	our ability to successfully expand internationally;
•	our ability to effectively manage our growth and future expenses;
•	our ability to identify, acquire, integrate and maintain the financial performance of potential acquisitions;
•	our ability to maintain, protect and enhance our intellectual property, including our AIMEE software platform;
•	our ability to comply with laws and regulations applying to our business, including new or modified laws and regulations;
•	our ability to attract and retain key personnel;
•	our ability to successfully defend litigation brought against us or to pursue litigation; and
•	the increased expenses and obligations associated with being a public company.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2021	June 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$30,317	$34,781
Accounts receivable—net	10,478	7,047
Inventory	63,045	76,116
Prepaid and other current assets	21,034	10,842
Total current assets	124,874	128,786
PROPERTY AND EQUIPMENT—net	1,254	946
GOODWILL—net	119,941	90,921
OTHER INTANGIBLES—net	64,955	61,341
OTHER NON-CURRENT ASSETS	2,546	2,653
TOTAL ASSETS	$313,570	$284,647
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$32,845	$33,999
Accounts payable	21,716	20,459
Seller notes	7,577	3,415
Contingent earn-out liability	3,983	774
Warrant liability	—	11,836
Accrued and other current liabilities	17,621	12,904
Total current liabilities	83,742	83,387
OTHER LIABILITIES	360	412
CONTINGENT EARN-OUT LIABILITY	5,240	—
Total liabilities	89,342	83,799
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 55,090,237 shares outstanding at December 31, 2021; 500,000,000 shares authorized and 69,219,384 shares outstanding at June 30, 2022	5	7
Additional paid-in capital	653,650	689,955
Accumulated deficit	(428,959)	(488,044)
Accumulated other comprehensive loss	(468)	(1,070)
Total stockholders’ equity	224,228	200,848
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,570	$284,647

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
NET REVENUE	$68,188	$58,268	$116,324	$99,941
COST OF GOODS SOLD	35,445	26,917	57,518	44,982
GROSS PROFIT	32,743	31,351	58,806	54,959
OPERATING EXPENSES:
Sales and distribution	39,310	31,866	64,379	54,840
Research and development	2,324	1,730	4,452	2,877
General and administrative	9,990	9,571	20,965	19,112
Impairment loss on goodwill	—	—	—	29,020
Change in fair value of contingent earn-out liabilities	(23,349)	(1,691)	(7,704)	(4,466)
TOTAL OPERATING EXPENSES:	28,275	41,476	82,092	101,383
OPERATING INCOME (LOSS)	4,468	(10,125)	(23,286)	(46,424)
INTEREST EXPENSE—net	4,675	338	9,092	1,138
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	—	—	(2,012)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	—	—	5,835
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1,894	—	1,894	—
LOSS ON EXTINGUISHMENT OF DEBT	29,772	—	29,772	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	4,387	6,014	34,589	7,893
LOSS ON INITIAL ISSUANCE OF WARRANT	—	—	20,147	—
OTHER EXPENSE (INCOME)	5	—	38	(25)
LOSS BEFORE INCOME TAXES	(36,265)	(16,477)	(118,818)	(59,253)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	41	(168)	41	(168)
NET LOSS	$(36,306)	$(16,309)	$(118,859)	$(59,085)
Net loss per share, basic and diluted	$(1.23)	$(0.26)	$(4.26)	$(0.94)
Weighted-average number of shares outstanding, basic and diluted	29,547,781	63,947,069	27,886,582	62,749,520

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
NET LOSS	$(36,306)	$(16,309)	$(118,859)	$(59,085)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustments	(76)	(431)	(46)	(602)
Other comprehensive loss	(76)	(431)	(46)	(602)
COMPREHENSIVE LOSS	$(36,382)	$(16,740)	$(118,905)	$(59,687)

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—April 1, 2021	30,590,796	$3	$313,911	$(275,488)	$39	$38,465
Net loss	—	—	—	(36,306)	—	(36,306)
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of common stock to High Trail	130,000	—	4,056	—	—	4,056
Reclassification of warrants to equity	—	—	80,022	—	—	80,022
Issuance of 2,666,667 shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of 704,548 shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of 1,895,642 shares of restricted common stock	1,895,642	—	—	—	—	—
Issuance of common stock related to exercise of warrants	7,180	—	112	—	—	112
Forfeiture of 258,971 shares of restricted common stock	(258,971)	—	—	—	—	—
Cancellation of RSU issued to consultant	(1,095)	—	(57)	—	—	(57)
Stock-based compensation expense	—	—	2,735	—	—	2,735
Other comprehensive loss	—	—	—	—	(76)	(76)
BALANCE—June 30, 2021	35,734,767	$3	$487,605	$(311,794)	$(37)	$175,777

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—April 1, 2022	62,348,318	$6	$669,720	$(471,735)	$(639)	$197,352
Net loss	—	—	—	(16,309)	—	(16,309)
Issuance of shares of restricted common stock	3,865,218	1	—	—	—	1
Forfeiture of shares of restricted common stock	(8,002)	—	—	—	—	—
Exercise of Prefunded Warrants	3,013,850	—	15,039	—	—	15,039
Issuance of warrants to contractors	—	—	1,137	—	—	1,137
Stock-based compensation expense	—	—	4,059	—	—	4,059
Other comprehensive loss	—	—	—	—	(431)	(431)
BALANCE—June 30, 2022	69,219,384	$7	$689,955	$(488,044)	$(1,070)	$200,848

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—January 1, 2021	27,074,791	$3	$216,305	$(192,935)	$9	$23,382
Net loss	—	—	—	(118,859)	—	(118,859)
Issuance of common stock upon exercise of stock option grants	978,495	—	8,749	—	—	8,749
Issuance of common stock related to exercise of warrants	1,047,140	—	40,284	—	—	40,284
Issuance of common stock in connection with acquisition of Healing Solutions assets	1,387,759	—	39,454	—	—	39,454
Issuance of restricted stock awards	108,696	—	3,370	—	—	3,370
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of common stock to High Trail	130,000	—	4,056	—	—	4,056
Reclassification of warrants to equity	—	—	80,022	—	—	80,022
Issuance of 2,666,667 shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of 704,548 shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of 1,895,642 shares of restricted common stock	1,895,642	—	—	—	—	—
Forfeiture of 258,971 shares of restricted common stock	(258,971)	—	—	—	—	—
Stock-based compensation expense	—	—	8,539	—	—	8,539
Other comprehensive loss	—	—	—	—	(46)	(46)
BALANCE—June 30, 2021	35,734,767	$3	$487,605	$(311,794)	$(37)	$175,777

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2022	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(59,085)	—	(59,085)
Issuance of shares of restricted common stock	4,020,674	1	—	—	—	1
Forfeiture of shares of restricted common stock	(201,596)	—	—	—	—	—
Exercise of Prefunded Warrants	3,013,850	—	15,039	—		15,039
Issuance of common stock for settlement of seller note	292,887	—	767	—	—	767
Issuance of common stock, net of issuance costs	7,003,332	1	27,006	—	—	27,007
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Loss on initial issuance of equity	—	—	5,835	—	—	5,835
Issuance of warrants to contractors	—	—	1,137	—	—	1,137
Stock-based compensation expense	—	—	5,503	—	—	5,503
Other comprehensive loss	—	—	—	—	(602)	(602)
BALANCE—June 30, 2022	69,219,384	$7	$689,955	$(488,044)	$(1,070)	$200,848

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2021	2022
OPERATING ACTIVITIES:
Net loss	$(118,859)	$(59,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,885	3,894
Provision for sales returns	607	226
Amortization of deferred financing costs and debt discounts	6,378	213
Stock-based compensation	11,760	8,913
Gain from increase of contingent earn-out liability fair value	(7,704)	(4,466)
Loss in connection with the change in warrant fair value	34,589	7,893
Loss from extinguishment of High Trail December 2020 and February 2021 Term Loan	28,240	—
Loss from embedded derivative related to term loan	1,894	—
Loss from extinguishment of Credit Facility	1,532	—
Loss on initial issuance of warrant	20,147	—
Gain in connection with settlement of note payable	—	(2,012)
Loss on initial issuance of equity	—	5,835
Impairment loss on goodwill	—	29,020
Allowance for doubtful accounts and other	4,597	127
Changes in assets and liabilities:
Accounts receivable	(10,736)	3,304
Inventory	(31,772)	(13,071)
Prepaid and other current assets	(6,545)	2,108
Accounts payable, accrued and other liabilities	30,151	(5,010)
Cash used in operating activities	(32,836)	(22,111)
INVESTING ACTIVITIES:
Purchase of fixed assets	(44)	(16)
Purchase of Healing Solutions assets	(15,280)	—
Purchase of Photo Paper Direct, net of cash acquired	(10,583)	—
Purchase of Squatty Potty assets	(19,040)	—
Cash used in investing activities	(44,947)	(16)
FINANCING ACTIVITIES:
Proceeds from warrant exercise	9,051	—
Proceeds from cancellation of warrant	16,957	—
Proceeds from equity offering, net of issuance costs	36,735	27,007
Proceeds from exercise of stock options	8,749	—
Repayments on note payable to Smash	(7,503)	(1,778)
Payment of Squatty Potty earn-out	—	(3,983)
Borrowings from MidCap credit facility	14,630	71,914
Repayments for MidCap credit facility	(28,274)	(70,972)
Deferred financing costs from MidCap credit facility	(151)	—
Repayments for High Trail December 2020 Note and February 2021 Note	(59,500)	—
Borrowings from High Trail February 2021 Note	14,025	—
Borrowings from High Trail April 2021 Note	110,000	—
Debt issuance costs from High Trail February 2021 Note	(1,462)	—
Debt issuance costs from High Trail April 2021 Note	(2,200)	—
Insurance obligation payments	(1,557)	(719)
Insurance financing proceeds	2,424	—
Cash provided by financing activities	111,924	21,469
EFFECT OF EXCHANGE RATE ON CASH	(175)	(602)
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	33,966	(1,260)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,097	38,315
CASH AND RESTRICTED CASH AT END OF PERIOD	$64,063	$37,055
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$61,934	$34,781
RESTRICTED CASH—Prepaid and other assets	2,000	2,145
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$64,063	$37,055

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,727	$828
Cash paid for taxes	$41	$58
Non-cash consideration paid to contractors	$—	$1,137
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Equity fundraising costs not paid	$125	$—
Original issue discount	$2,475	$—
Fair value of contingent consideration	$20,971	$—
Discount of debt relating to warrants issuance	$46,756	$—
Issuance of restricted stock awards	$3,427	$—
Issuance of common stock in connection with Healing Solutions and Photo Paper Direct acquisitions	$50,529	$—
Common stock issued to High Trail	$4,056	$—
Issuance of common stock related to exercise of warrants	$—	$767
Fair value of warrants issued in connection with equity offering	$—	$18,982
Exercise of Prefunded Warrants	$—	$15,039
Reclassification of warrants to equity	$80,022	$—

See notes to condensed consolidated financial statements.

Aterian, Inc.

Notes to condensed consolidated financial statements

For the Three and Six Months Ended June 30, 2021 and 2022 (Unaudited)

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

Going Concern—As of June 30, 2022, the Company had total cash and cash equivalents of $34.8 million and an accumulated deficit of $488.0 million.  In addition, the Company’s net loss and net cash used in operating activities amounted to $59.1 million and $22.1 million, respectively, for the six months ended June 30, 2022.

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

In addition, as disclosed in Note 6 below, the Company entered into a $50.0 million asset backed credit agreement in December 2021 (the “MidCap Credit Facility”).  The MidCap Credit Facility contains a financial covenant that requires the Company to maintain a minimum unrestricted cash balance or minimum borrowing availability of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times thereafter.  At its election, the Company may elect to comply with an alternative financial covenant that would require the Company to maintain a minimum borrowing availability under the MidCap Credit Facility of $10.0 million at all times.  The Company does not anticipate electing the alternative financial covenant over the next twelve months and was in compliance with the minimum liquidity covenant as of the date these condensed consolidated financial statements were issued.

Since its inception, the Company has been able to successfully raise a substantial amount of outside capital to fund the Company’s growth strategy.  However, as of June 30, 2022, the Company had no firm commitments of additional outside capital from current or prospective investors or lenders.  While management believes the Company will be able to secure additional outside capital, no assurances can be provided that such capital will be obtained or on terms that are acceptable to the Company.  Furthermore, given the inherent uncertainties associated with the Company’s growth strategy, the Company may be unable to remain in compliance with the financial covenants required by the MidCap Credit Facility over the next twelve months.  These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

In order to alleviate substantial doubt, management plans to continue to closely monitor its operating forecast, pursue additional sources of outside capital, and pursue its M&A strategy.  If the Company is (a) unable to improve its operating results, (b) obtain additional outside capital on terms that are acceptable to the Company to fund the Company’s operations and M&A strategy, and/or (c) secure a waiver or forbearance from the lender if the Company is unable to remain in compliance with the financial covenants required by the MidCap Credit Facility, the Company will have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business.  Moreover, if the Company breaches the financial covenants required by the MidCap Credit Facility and fails to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the MidCap Credit Facility or the exercise of other rights or remedies the lender may have under applicable law.  Management can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the MidCap Credit Facility will be successfully refinanced on terms that are acceptable to the Company.

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

During 2022 to date, the Company has continued to be impacted by the COVID-19 pandemic and related global shipping disruption.  Together these have led to substantial increases in supply chain costs, in particular shipping containers, which the Company relies on to import its goods, and costs have increased while the reliability and timely delivery of such shipping containers has been reduced, which has substantially increased the Company’s last mile shipping costs on its oversized goods. These cost increases have been particularly substantial for oversized goods, which is a material part of the Company’s business.  The reduced reliability and delivery of such shipping containers is forcing the Company to spend more on premium shipping to ensure goods are delivered, if at all, and the lack of reliability and timely delivery has further down chain impacts as it takes longer for containers to be offloaded and returned. Further, this global shipping disruption is forcing the Company to increase its inventory on-hand, including by advance ordering and taking possession of inventory earlier than expected, negatively impacting its working capital.

Third party last mile shipping partners, such as UPS and FedEx, have increased the cost of delivering goods to the end consumers as their delivery networks have been impacted by the COVID-19 pandemic.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. As such, the Company has noticed changes to consumer buying habits, which have lead to reduced demand for its products.  Further, recent record inflation has added additional pressure to the cost of the Company’s supply chain and has further impacted consumer spending. Furthermore, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of June 30, 2022, the results of operations for the three and six months ended June 30, 2021 and 2022, the statements of stockholders’ equity for the three and the six months ended June 30, 2021 and 2022, and cash flows for the six months ended June 30, 2021 and 2022. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restricted Cash— As of December 31, 2021, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, $2.0 million related to a letter of credit and $5.9 million for cash sweep accounts related to the MidCap Credit Facility within “prepaid and other current assets” on the condensed consolidated balance sheets. As of June 30, 2022, the Company has classified the following as restricted cash: $0.1million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, $2.0 million related to a letter of credit and $0.1 million for cash sweep accounts related to the MidCap Credit Facility within “prepaid and other current assets” on the condensed consolidated balance sheets.

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended June 30, 2021
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$67,155	$108	$67,263
Other	925	—	925
Total net revenue	$68,080	$108	$68,188

	Three Months Ended June 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$56,947	$256	$57,203
Other	1,065	—	1,065
Total net revenue	$58,012	$256	$58,268

	Six Months Ended June 30, 2021
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$113,297	$2,092	$115,389
Other	935	—	935
Total net revenue	$114,232	$2,092	$116,324

	Six Months Ended June 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$95,580	$1,884	$97,464
Other	2,477	—	2,477
Total net revenue	$98,057	$1,884	$99,941

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended June 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$26,842	$23,729
Kitchen appliances	8,974	8,484
Health and beauty	1,821	3,901
Personal protective equipment	505	10
Cookware, kitchen tools and gadgets	5,548	4,245
Home office	2,711	3,324
Housewares	9,109	8,144
Essential oils and related accessories	9,942	5,759
Other	2,736	672
Total net revenue	$68,188	$58,268

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$32,980	$29,656
Kitchen appliances	21,124	16,934
Health and beauty	5,463	8,791
Personal protective equipment	1,659	1,050
Cookware, kitchen tools and gadgets	11,646	9,101
Home office	3,520	7,032
Housewares	16,291	14,690
Essential oils and related accessories	17,295	10,841
Other	6,346	1,846
Total net revenue	$116,324	$99,941

Goodwill—The Company operates under one business component which is the same as its reporting unit based on the guidance in ASC Topic 350-20.

The Company experienced high volatility in the price of its common stock and a reduction in its market capitalization through March 31, 2022. This was considered an interim triggering event for the three months ended March 31, 2022.

The Company engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method. As a result of the impairment testing, the Company recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022, primarily due to the decrease in its market capitalization. As of March 31, 2022, the carrying value equaled the fair value of the reporting unit. During the three months ended the company did not have an interim triggering event and as such did not record any additional impairment of goodwill for the three months ended June 30, 2022.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At June 30, 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2021 and June 30, 2022 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the prefunded warrants and stock purchase warrants issued in connection with of the Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.  Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the prefunded warrants and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the prefunded warrants and the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2021
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$30,317	$—	$—
Restricted cash	7,998	—	—
Liabilities:
Fair value of contingent earn-out considerations	—	—	9,223

	June 30, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$34,781	$—	$—
Restricted cash	2,274	—	—
Liabilities:
Fair value of contingent earn-out considerations	—	—	774
Fair value of warrant liability	—	—	11,836

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the six months ended June 30, 2022 is as follows (in thousands):

Balance at December 31, 2021 - Fair value of contingent earn-out considerations	$9,223
Change in fair value of contingent earn-out liability	(4,466)
Payment of contingent earn-out liability	(3,983)
Balance at June 30, 2022 - Fair value of contingent earn-out considerations	$774

Balance at December 31, 2021 - Fair value of warrant liability	$—
Issuance of warrants in connection with offering	18,982
Change in fair value of warrant liability	7,893
Exercise of prefunded warrants	(15,039)
Balance at June 30, 2022 - Fair value of warrant liability	$11,836

Adopted Accounting Standards

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842) (“ASC 842”), which was amended by subsequent ASUs, to enhance the comparability and usefulness of financial reporting around leasing activity. The new standard supersedes the existing authoritative literature for lease accounting under ASC 840, with a focus on applying a “right-of-use model.” The guidance for leases under ASC 842 results in a right-of-use asset (“ROU asset”) and lease liability being reported on the balance sheet for leases with an original lease term greater than twelve months. ASC 842 is effective for the Company for annual reporting periods beginning after December 15, 2021, including interim periods within that fiscal year. The Company elected the standard on January 1, 2022 using the alternative modified retrospective transition approach in accordance with ASU 2018-11, Leases (Topic 842): Targeted Improvements. The cumulative effect of the transition adjustments was recognized as of the date of adoption.

Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of ASC 842 guidance, whereas comparative periods and the respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. The Company recorded an aggregate of approximately $0.7 million of right-of-use assets and a corresponding $0.7 million of lease liabilities upon adoption of this standard. Current Right-of-use assets of $0.4 million and corresponding lease liabilities are included in the prepaid and other current assets and accrued and other current liabilities line item respectively on the condensed consolidated balance sheets. Non-current Right-of-Use Assets of $0.1 million and corresponding lease liabilities are included in the prepaid and other non-current assets and accrued and other non-current liabilities line item respectively on the condensed consolidated balance sheets. The adoption of the standard did not have a material impact on the condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract”. Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The new guidance was adopted on December 15, 2021 with no material impact on the Company’s condensed consolidated financial statements.

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

3.	INVENTORY

Inventory consisted of the following as of December 31, 2021 and June 30, 2022:

	December 31, 2021	June 30, 2022
	(in thousands)
Inventory on-hand	$48,079	$65,321
Inventory in-transit	14,966	10,795
Inventory	$63,045	$76,116

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $8.4 million and $14.0 million as of December 31, 2021 and June 30, 2022, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2021 and June 30, 2022:

	December 31, 2021	June 30, 2022
	(in thousands)
Prepaid inventory	$4,137	$3,498
Restricted cash	7,998	2,274
Prepaid insurance	2,440	287
Consulting fees	2,263	—
Prepaid logistics costs	2,865	1,755
Right-of-Use-Asset (1)	—	421
Other	1,331	2,607
Prepaid and other current assets	$21,034	$10,842

(1)

On January 1, 2022, the Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities upon adoption of ASC 842. Current Right-of-use assets of $0.4 million and corresponding lease liabilities are included in the prepaid and other current assets and accrued and other current liabilities line item respectively on the condensed consolidated balance sheets. See the discussion for the adoption of the lease accounting standard described in Note 2.

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and June 30, 2022:

	December 31, 2021	June 30, 2022
	(in thousands)
Accrued compensation costs	$162	$201
Accrued professional fees and consultants	331	31
Accrued logistics costs	578	2,067
Product related accruals	2,984	1,691
Sales tax payable	678	1,111
Sales return reserve	590	817
Accrued fulfillment expense	744	1,075
Accrued insurance	967	90
Federal payroll taxes payable	4,449	1,374
Accrued interest payable	338	138
Accrued legal	375	1,233
Right-of-Use-Liabilities (1)	—	428
All other accruals	5,425	2,648
Accrued and other current liabilities	$17,621	$12,904

(1)

On January 1, 2022, the Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities upon adoption of ASC 842. Right-of-Use Liabilities of $0.4 million and corresponding lease liabilities are included in the accrued and other current liabilities line item respectively on the condensed consolidated balance sheets. See the discussion for the adoption of the lease accounting standard described in Note 2.

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.CREDIT FACILITY, TERM LOANS AND WARRANTS

High Trail Loan - December 2020 Note

On December 1, 2020, the Company refinanced a $15.0 million term loan with Horizon Technology Finance Corporation through the issuance of a senior secured note with an aggregate principal amount of $43.0 million issued on December 1, 2020 (the “December 2020 Note”) to High Trail Investments SA LLC (“High Trail SA”). The Company received gross proceeds of $38.0 million in exchange for the December 2020 Note.  The December 2020 Note was to be repaid over 24 equal monthly cash payments of $1.8 million.  The December 2020 Note was extinguished on April 8, 2021 in exchange for an April 2021 Note (see the discussion under the heading High Trail April 2021 of this Note 6 below).

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

High Trail Letter Agreements and Omnibus Amendment

On August 9, 2021, pursuant to those certain Letter Agreements entered into between the Company and High Trail with respect to each of the April 2021 Notes (collectively, the “August Letter Agreements”), High Trail notified the Company that High Trail declared an event of default under the April 2021 Notes as a result of the Company’s Adjusted EBITDA (as defined in the April 2021 Notes) not being equal to at least $12 million for the 12 month period ended June 30, 2021 and further notified the Company that High Trail immediately accelerated a total of $18.7 million of the principal amount of the April 2021 Notes, requiring the Company to immediately pay $21.5 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021 Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (the “Current Event of Default Acceleration Amount”).  Pursuant to the August Letter Agreements, the Company agreed, among other things, to pay the Current Event of Default Acceleration Amount in cash by August 9, 2021 and that any portion not paid in cash would be paid in shares of the Company’s common stock under the terms of the April 2021 Notes, with the number of shares issuable equal to the unpaid Current Event of Default Acceleration Amount divided by 80% of the lesser of (i) the Daily VWAP (as defined in the April 2021 Notes) on August 9, 2021 and (ii) the average of the lowest two (2) Daily VWAPs during the ten (10) day VWAP trading period ending on August 9, 2021.   Pursuant to the August Letter Agreements, High Trail waived the events of default relating to the Company’s failure to satisfy the Adjusted EBITDA covenant under the April 2021 Notes, effective upon the payment in cash of $10.1 million of the Current Event of Default Acceleration Amount and the issuance of the shares of the Company’s common stock for the remaining $11.7 million of the Current Event of Default Acceleration Amount. The Company paid High Trail an aggregate of $10.1 million in cash on August 9, 2021 and in accordance with the April 2021 Notes and the August Letter Agreements, paid the remaining $11.7 million of the Current Event of Default Acceleration Amount by issuing to High Trail an aggregate of 2,841,251 shares of common stock (with the shares issued at a price of $4.1007 per share, which was, in accordance with the April 2021 Notes, equal to 80% of the Daily VWAP on August 9, 2021).  In connection with the August Letter Agreements, on August 9, 2021, the Company also entered into an Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Omnibus Amendment”), whereby: (i) the Company agreed to increase the minimum cash threshold covenant in the April 2021 Notes from $15.0 million to $30.0 million through October 31, 2021; (ii) the Company agreed to add a liquidity covenant to the April 2021 Notes whereby it must have liquidity, on each day through October 31, 2021, calculated as (A) inventory, net, plus (B) accounts receivable, net (each determined in accordance with GAAP) in an aggregate minimum amount equal to $65.0 million less (C) any amount of cash and cash equivalents in excess of $30 million; (iii) the definition of “Permitted Investment” in the April 2021 Notes was modified such that the consent of High Trail was now required for certain merger and acquisition activity; (iv) the Company agreed that the exercise prices of the following warrants to purchase shares of the Company’s common stock previously issued to High Trail will be modified to be equal to the lesser of: (X) the closing price of the Company’s common stock on August 9, 2021 or (Y) the VWAP of the Company’s common stock on August 9, 2021: (1) the February Warrant; (2) the Additional Warrant; and (3) the Warrants (collectively, the “High Trail Warrants”); (v) High Trail agreed that it would not exercise the High Trail Warrants prior to October 17, 2021 (the day that was 60 days after the registration statement registering for resale the 2,666,667 shares of common stock the Company issued on June 15, 2021 was declared effective); and (vi) if, at any time on or after January 7, 2022, High Trail is unable to exercise the High Trail Warrants due to the agreement described in clause (v), the Company agreed to pay High Trail, as liquidated damages, a cash payment that will be equal to (a) the weighted average price of the Company’s common stock on the date High Trail seeks to exercise any of the High Trail Warrants, minus the then-current exercise price of the High Trail Warrants, multiplied by (b) the number of shares subject to the High Trail Warrants that it then desires to exercise.

High Trail Debt Repayment

On September 22, 2021, the Company entered into letter agreements (the “September Letter Agreements”) with High Trail with respect to the April 2021 Notes. Pursuant to the September Letter Agreements, (i) High Trail notified the Company that High Trail declared events of default under the April 2021 Notes and further notified the Company that High Trail accelerated an aggregate of $66.3 million of the principal amount of the April 2021 Notes, requiring the Company to pay $76.9 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021 Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (collectively, the “Acceleration Amount”), (ii) High Trail agreed, contingent and effective upon the repayment of the Acceleration Amount in shares of the Company’s common stock in accordance with the April 2021 Notes and the September Letter Agreements and the satisfaction of all of the Company’s other obligations under the September Letter Agreements and the Second Omnibus Amendment (as defined below), to waive the events of default, (iii) the Company agreed that until November 1, 2021, the Company would not, subject to certain exceptions, issue, offer, sell or otherwise dispose of any equity security, equity-linked security or related security, and (iv) the Company agreed that, as a result of the occurrence of the events of default, it no longer has the right to require High Trail to exercise the High Trail Warrants if the price of the Company’s common stock exceeds 200% of the exercise price of the High Trail Warrants for 20 consecutive trading days and certain other conditions were satisfied. Under the terms of the April 2021 Notes, High Trail had the right, by delivering a notice to the Company (each, a “Stock Payment Notice”) to require the Company to satisfy its obligation to repay all or any portion of the Acceleration Amount in shares of the Company’s common stock, with the number of shares issuable determined by dividing the portion of the Acceleration Amount that High Trail requests, pursuant to a Stock Payment Notice, to be repaid in shares of the Company’s common stock, by 80% of the lesser of (A) the Daily VWAP (as defined in the April 2021 Notes) on the date of delivery of the Stock Payment Notice, and (B) the average of the lowest two Daily VWAPs during the ten (10) day VWAP trading period ending on the date of delivery of the Stock Payment Notice. Pursuant to the September Letter Agreements, High Trail agreed to deliver Stock Payment Notices as soon as it was practicable to do so without High Trail and its affiliates collectively beneficially owning in the aggregate in excess of 9.99% of the Company’s outstanding common stock. In connection with the September Letter Agreements, on September 22, 2021, the Company also entered into a Second Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Second Omnibus Amendment”), whereby: (i) the maturity date of the April 2021 Notes was changed from April 8, 2024 to April 1, 2023; (ii) the definition of “Permitted Investment” in the April 2021 Notes was modified to include an exception for certain acquisitions of all or substantially all of the assets of another person or a majority of the equity interests of another person; (iii) the definition of “Target Adjusted EBITDA” was modified to reflect certain updated projections of the Company; (iv) the liquidity requirements as set forth in the Omnibus Amendment were removed; (v) the minimum cash threshold covenant was changed from $30.0 million to $15.0 million; (vi) the definition of “Adjusted EBITDA” in the April 2021 Notes was modified to be equal to not less than the Target Adjusted EBITDA for the three-month period ending on the last day of each applicable fiscal quarter instead of the 12-month period ending on such day; and (vii) the exercise prices of the High Trail Warrants were modified to be equal to $0.01. High Trail reserved the right to void the term of the Second Omnibus Amendment in full or in part in the event that the Company breached any of the terms of the September Letter Agreements or otherwise failed to timely deliver shares of stock of the Company to High Trail as required thereunder. In accordance with the April 2021 Notes and the September Letter Agreements, effective September 22, 2021, the Company issued to High Trail an aggregate of 3,474,814 shares of its common stock, and effective September 23, 2021, the Company issued to High Trail an aggregate of 5,838,096 shares of its common stock, satisfying its obligation to repay the Acceleration Amount in full. Pursuant to ASC Topic 470, Debt, the Company concluded that as a result of the High Trail Letter Agreements and Omnibus Amendment and the High Trail Debt Repayment, the April 2021 Notes were extinguished on September 22, 2021 in exchange for the $25.0 million of Notes due April 2023. The Company paid off the remaining $25.0 million High Trail Term Loan as of December 31, 2021 (see the discussion under the heading MidCap Credit Facility - December 2021 of this Note 6 below). Pursuant to ASC Topic 470, Debt, the Company concluded the High Trail Term Loan transaction resulted in the extinguishment of the High Trail Term Loan in the amount of $2.5 million of extinguishment, which has been classified within loss on extinguishment of debt on the consolidated statements of operations.  For the year-ended December 31, 2021, the Company recorded a total of $138.9 million of debt extinguishment loss which includes the $107.0 million from the High Trail Letter Agreements and Omnibus Amendment and the High Trail Debt Repayment, $28.2 million from the High Trail December 2020 and February 2021 term loans as part of the issuance of the April 2021 Notes, of $2.5 million of extinguishment from the remaining $25.0 million of High Trail Term Loan and $1.5 million from the repayment of the 2018 Credit Facility.

MidCap Credit Facility – December 2021

On December 22, 2021, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) together with certain of its subsidiaries party thereto as borrowers, the entities party thereto as lenders (the “Lenders”), and MidCap, as administrative agent, pursuant to which, among other things, (i) the Lenders agreed to provide a three year revolving credit facility in a principal amount of up to $50.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) the Company agreed to issue to MidCap Funding XXVII Trust a warrant (the “MidCap Warrant”) to purchase up to an aggregate of 200,000 shares of common stock of the Company, par value $0.0001 per share, in exchange for the Lenders extending loans and other extensions of credit to the Company under the Credit Agreement. On December 22, 2021, the Company used $27.6 million of the net proceeds from the initial loan under the Credit Agreement to repay all remaining amounts owed under those certain senior secured promissory notes issued by the Company to High Trail Investments SA LLC and High Trail Investments ON LLC in an initial principal amount of $110.0 million, as amended (the “Terminated Notes”). The obligations under the Credit Agreement are a senior secured obligation of the Company and rank senior to all indebtedness of the Company. Borrowings under the Credit Agreement bear interest at a rate per annum equal to 5.50%, plus, at the Company’s option, either a base rate or a LIBOR rate. The Company will also be required to pay a commitment fee of 0.50% in respect of the undrawn portion of the commitments, which is generally based on average daily usage of the facility during the immediately preceding fiscal quarter. The Credit Agreement does not require any amortization payments. The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million of cash on hand. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. The Company was in compliance with the financial covenants contained within the Credit Agreement as of June 30, 2022. The Company had approximately $0.0 million and $1.9 million of availability on the Midcap Credit Facility as of December 31, 2021 and June 30, 2022, respectively. The MidCap Warrant has an exercise price of $4.70 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, was immediately exercisable, has a term of ten years from the date of issuance and is exercisable on a cash or cashless basis. The Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815.  Based on the Company’s evaluation, it concluded that the MidCap Warrant should be classified as equity with no subsequent remeasurement at each quarter so long as such warrants remain to be classified as equity.

The Company’s credit facility consisted of the following as of December 31, 2021 and June 30, 2022:

	December 31, 2021	June 30, 2022
	(in thousands)
MidCap Credit Facility – December 2021	$34,119	$35,060
Less: deferred debt issuance costs	(691)	(576)
Less: discount associated with issuance of warrants	(583)	(485)
Total MidCap Credit Facility – December 2021	$32,845	$33,999

Interest Expense, Net

Interest expense, net consisted of the following for the three and six months ended June 30, 2021 and 2022:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022
	(in thousands)		(in thousands)
Interest expense	$4,802	$338	$9,552	$1,138
Interest income	(127)	—	(460)	—
Total Interest expense, net	$4,675	$338	$9,092	$1,138

Securities Purchase Agreement and Warrants

On March 1, 2022, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors identified on the signature pages to the Purchase Agreements (collectively, the “Purchasers”) pursuant to which, among other things, the Company issued and sold to the Purchasers, in a private placement transaction (the “2022 Private Placement”), (i) 6,436,322 shares of the Company’s common stock (the “Shares”), and accompanying warrants to purchase an aggregate of 4,827,242 shares of common stock, and (ii) prefunded warrants to purchase up to an aggregate of 3,013,850 shares of common stock (the “PreFunded Warrants”) and accompanying warrants to purchase an aggregate of 2,260,388 shares of common stock. The accompanying warrants to purchase common stock are referred to herein collectively as the “Common Stock Warrants”, and the Common Stock Warrants and the Prefunded Warrants are referred to herein collectively as the “Warrants”. Under the Purchase Agreements, each Share and accompanying Common Stock Warrant were sold together at a combined price of $2.91, and each Prefunded Warrant and accompanying Common Stock Warrant were sold together at a combined price of $2.9099, for gross proceeds of approximately $27.5 million. In connection with the 2022 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register for resale the Shares, as well as the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale by the Purchasers of the Shares and Warrant Shares within 30 days following the agreement date. The Company filed such resale registration statement on March 28, 2022, and it was declared effective by the SEC on April 8, 2022.

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of June 30, 2022, the Company has $11.8 million as the liability related to the Warrants.

7.	STOCK-BASED COMPENSATION

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of June 30, 2022, 81,935 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of June 30, 2022, 910,982 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Board adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019.  The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of June 30, 2022, no shares were reserved for future issuance and there were no longer any awards outstanding under the 2019 Equity Plan. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date of the shares granted under the 2019 Equity Plan a number of times and the last remaining shares granted under the 2019 Equity Plan vested on March 14, 2022. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carried dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense was recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) was terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock were to vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting should not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting should not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares were automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

Inducement Equity Incentive Plan

On May 27, 2022, the Compensation Committee of the Board (the “Compensation Committee”) adopted the Aterian, Inc. 2022 Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan will serve to advance the interests of the Company by providing a material inducement for the best available individuals to join the Company as employees by affording such individuals an opportunity to acquire a proprietary interest in the Company.

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 2,700,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of June 30, 2022, 650,000 shares had been granted pursuant to the Inducement Plan and 2,050,000 shares were reserved for awards available for future issuance under the Inducement Plan.

The Inducement Plan has not been and will not be approved by the Company’s stockholders. Awards under the Inducement Plan will be made pursuant to the exemption from Nasdaq stockholder approval requirements for equity compensation provided by Nasdaq Listing Rule 5635(c)(4), which permits Nasdaq listed companies to make inducement equity awards to new employees without first obtaining stockholder approval of the award.

The following is a summary of stock option activity during the six months ended June 30, 2022:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2021	522,905	$9.25	6.77	$25,971
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options cancelled	(154,309)	$9.24	—	$—
Balance—June 30, 2022	368,596	$9.26	6.31	$—
Exercisable as of June 30, 2022	368,457	$9.26	6.31	$—
Vested and expected to vest as of June 30, 2022	368,596	$9.26	6.31	$—

As of June 30, 2022, the total unrecognized compensation expense related to unvested options was less than $0.1 million, which the Company expects to recognize over an estimated weighted-average period of 0.15 years.

A summary of restricted stock award activity within the Company’s equity plans and changes for the six months ended June 30, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2022	2,106,180	$14.94
Granted	4,020,674	$3.24
Vested	(1,466,063)	$8.81
Forfeited	(201,596)	$15.89
Nonvested at June 30, 2022	4,459,195	$5.77

As of June 30, 2022, the total unrecognized compensation expense related to unvested shares of restricted common stock was $24.5 million, which the Company expects to recognize over an estimated weighted-average period of 2.67 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and six months ended June 30, 2021 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands)		(in thousands)
Sales and distribution expenses	$1,569	$2,882	$2,524	$3,229
Research and development expenses	1,221	633	2,104	907
General and administrative expenses	2,072	2,533	7,132	4,777
Total stock-based compensation expense	$4,862	$6,048	$11,760	$8,913

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands)		(in thousands)
Net loss	$(36,306)	$(16,309)	$(118,859)	$(59,085)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	29,547,781	63,947,069	27,886,582	62,749,520
Net loss per share, basic and diluted	$(1.23)	$(0.26)	$(4.26)	$(0.94)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	8,342,194	13,292,054	9,215,709	11,004,788

9.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2021 and June 30, 2022, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $1.1 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021.  Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021.  Through the date of the accompanying condensed consolidated financial statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. As such, the Company has fully reserved $4.1 million within prepaid and other current assets on its consolidated financial statements during the year-ended December 31, 2021. The Company has commenced legal action against the supplier and continues to reserve its legal options and rights on this matter as of June 30, 2022.

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

Securities Class Action—Following a mediation, an initial settlement-in-principle, and further negotiations, on April 22, 2022, the Company, in conjunction with its codefendants Yaniv Sarig, Fabrice Hamaide, and Arturo Rodriguez, entered into a formal settlement agreement to resolve the purported class action lawsuits filed in the U.S. District Court for the Southern District of New York (the “Court”) by Andrew Tate on May 13, 2021, and by Jeff Coon, on June 10, 2021, consolidated under the caption Tate v. Aterian, Inc., et. al., 21-cv-04323-VM (the “Action”).

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

The settlement class consists of purchasers of the Company’s securities during the period from August 24, 2020, through May 3, 2021, inclusive (the “Class Period”).  Under the terms of the proposed settlement, members of the settlement class release the Company and its codefendants from, among other things, all claims and causes of action of every nature and description, whether known or unknown, that were asserted in the Action; could have been asserted in the Action; relate in any way to transactions in the Company’s securities during the Class Period and any facts, transactions, or occurrences referred to in any of the pleadings or other documents filed in the Action.  Under the agreement, the Company was to pay $1.3 million, within 10 business days of the Court’s preliminary approval of the settlement, which would, after final court approval, be distributed to claimants in the settlement class pursuant to the plan of allocation filed with the Court on May 4, 2022.  To the extent permitted by the Court, this payment will also fund the legal fees of plaintiffs’ counsel and the costs of administering the settlement.

The proposed settlement was preliminarily approved by the Court on May 6, 2022, and the Company thereafter paid $1.3 million into the designated escrow. The settlement, however, is still subject to final Court approval.  The Court has scheduled a hearing regarding final approval for September 6, 2022.  Final approval is expected, but could be delayed by appeals, objections, or other proceedings.  In addition, the Company has the right to terminate the settlement agreement if more than a certain percentage of class members elect to opt-out of the settlement.

In connection with the settlement, the Company accrued approximately $1.3 million during the year ended December 31, 2021 and paid approximately $1.3 million in the second quarter of 2022.

Shareholder Derivative Actions Related to the Securities Class Action—On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action, and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event the Company is held liable in the Securities Class Action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. The Company believes the allegations are without merit and intends to vigorously defend against these actions. The Company and the parties to this action remain in negotiations regarding a possible settlement of this matter, however the outcome of these negotiations are still uncertain. If that process does not succeed, the Company is prepared to continue the full defense of this action. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss or income for these actions.

Sabby Contract Action—On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (“Sabby”) sued the Company in the Supreme Court of the State of New York, New York County, alleging that the Company breached the Securities Purchase Agreement, dated June 10, 2021 (the “Purchase Agreement”), pursuant to which Sabby purchased 400,000 shares of the Company’s common stock, for an aggregate price of approximately $6.0 million. Sabby contends that certain of the representations and warranties made by the Company in the Purchase Agreement concerning its financial condition and the accuracy of its prior disclosures were untrue and that the Company breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when the Company resolved certain defaults with High Trail. The Company intends to vigorously defend against this action, however, the outcome of this legal proceeding is currently uncertain. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this action.

Mueller Action—In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller Austria brand (the “Mueller Action”). In April 2022, the parties reached an agreement in principle to resolve this potential action for $0.5 million in cash and $0.3 million worth of coupons, which the Company accrued $0.8 million in the three months ended March 31, 2022, subject to negotiation of a formal memorandum of understanding, the execution of final settlement documents and court approval. If that process does not succeed, the Company is prepared to continue the full defense of this action.

Sentia Wellness Action—On June 7, 2022, Sentia Welleness Inc. filed an action in Multnomah County, Oregon against Boris Jordan; Measure 8 Ventures, LP; Gron Ventures Fund I, LP; Zola Global Investors Ltd.; Anson Advisors Inc.; AC Anson Investments Ltd.; Anson Investments Master Fund LP; Anson Opportunities Master Fund LP; Serendipity SPC -Trimble Fund SP; Lapid Us Investments LLC; Hadron Healthcare and Consumer Special Opportunities Master Fund; Alliance Global Partners LLC; Sunny Puri; Juan Martinez; Peter Clateman; Wilder Ramsey; Gregory Crowe; Igor Gimelshtein; Tarik Ouass; Andrea Oriani; Marco D’attanseo; Afzal Hasan; and the Company.  Sentia asserts claims for breach of fiduciary duty, breach of duty of good faith and fair dealing, intentional interference with prospective economic relations, intentional interference with contractual relationship, negligent misrepresentation, and unjust enrichment against various of these defendants, based on the allegation that Sentia’s debt holders conspired to take control of the company and direct its resources and acquisition efforts to the debt holders’ individual financial interests. Sentia alleges that Aterian—then known as Mohawk—contemplated a partial acquisition of Sentia that played some role in these events. No responsive pleadings have been filed or are yet due.

The Company intends to vigorously defend against this action. Nevertheless, the outcome of this legal proceeding remains uncertain. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this action.

Earn-out Payment Dispute—On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Josef Eitan and Ran Nir, who believe they are entitled to the full earnout under the terms of the PPD Stock Purchase Agreement, whereas the Company believe they are not. The parties are proceeding to resolve the matter as required pursuant to the terms of the PPD Stock Purchase Agreement, however the Company believes its calculations are accurate and intends to vigorously defend itself.

Leases—There were no new significant leases or embedded leases identified with the adoption of the lease accounting standard described in Note 2. The Company’s minimum lease liabilities has not changed significantly during the six months ended June 30, 2022.

Seller Note—On March 22, 2022, the Company entered into a settlement agreement with Truweo, pursuant to which the Company satisfied the outstanding seller note for 292,887 shares and recorded $2.0 million gain on extinguishment of debt on the condensed consolidated statement of operations.

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

In addition, Healing Solutions will be entitled to receive 170,042 shares of common stock (up to a maximum of 280,000 shares pursuant to certain terms and valuation at the measurement date) in respect of certain inventory.  The shares will be issued to Healing Solutions following the final determination of inventory values pursuant to the terms of the Asset Purchase Agreement, which determination is expected to occur approximately nine to ten months following the Closing Date and such shares will be subject to vesting restrictions which will lapse on the date that is the one-year anniversary after the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, Healing Solutions was required to use its commercially reasonable efforts to identify one or more suppliers of finished goods inventory of all SKUs that constitute assets acquired in the Asset Purchase (“New Suppliers”) and to initiate discussions with such New Suppliers for the purpose of negotiating new supply agreements between the Company or its affiliates, on the one hand, and the New Supplier, on the other hand, for the purchase of such SKUs following the Closing on terms acceptable to the Company in its sole discretion, acting reasonably. If, on or before the date that is 15 months after the Closing Date, an Earn-Out Consideration Event (as defined in the Asset Purchase Agreement) had occurred, then Healing Solutions was to be entitled to receive up to a maximum of 528,670 shares of common stock, which number of shares was subject to reduction in accordance with the terms of the Asset Purchase Agreement based on the time period within which the Earn-Out Consideration Event occurs. In November 2021, the Company issued 1.4 million shares of common stock in full settlement of the Earn-Out. As of December 31, 2021, there was no remaining earn-out liability related to Healing Solutions. See the discussion below under the heading Contingent Earn-Out Liability Considerations of this Note 10 for additional information.

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

Photo Paper Direct

On May 5, 2021, the Company closed the acquisition of all outstanding stock of e-commerce company Photo Paper Direct Ltd. (“Photo Paper Direct”), a leading online seller of printing supplies. As consideration for Photo Paper Direct’s stock, the Company paid approximately $8.3 million in cash and issued approximately 704,500 shares of the Company’s common stock. The Company also paid approximately $5.4 million in cash as consideration related to Photo Paper Direct’s inventory and other working capital assets, including cash on hand of approximately $3.0 million. In addition, and subject to the achievement of certain Adjusted EBITDA metrics by December 31, 2021, the Company agreed to issue to Photo Paper Direct a maximum earn-out of $6.0 million in cash and $2.0 million in the Company’s common stock. The earn-out was not achieved. See the discussion below under the heading Contingent Earn-Out Liability Considerations of this Note 10 for additional information.

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

Pro Forma Information

The Company had no acquisitions for the three and six months ended June 30, 2022.

The following unaudited pro forma information illustrates the impact of the acquisitions on the Company’s net revenue for the three and six months ended June 30, 2021. The acquisitions are reflected in the following pro forma information as if the acquisitions had occurred on January 1, 2021.

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
	(in thousands)
Net revenue as reported	$68,188	$116,324
Healing Solutions net revenue (1)	—	4,600
Squatty Potty net revenue (2)	1,466	6,024
Photo Paper Direct net revenue (3)	1,904	6,807
Net revenue pro forma	$71,558	$133,755

Operating income (loss) as reported	$4,468	$(23,286)
Healing Solutions income (1)	—	382
Squatty Potty income (2)	301	1,772
Photo Paper Direct income (3)	281	2,114
Operating loss pro forma	$5,050	$(19,018)

(1)

In the accompanying condensed consolidated financial statements for the three and six months-ended June 30, 2021, net revenue, as reported, includes $11.7 million and $20.2 million of net revenue, respectively, from this acquisition. For the three and six months-ended June 30, 2021, operating income, as reported, includes $5.1 million and $6.4 million of operating income, respectively, from this acquisition.

(2)

In the accompanying condensed consolidated financial statements for each of the three and six months-ended June 30, 2021, net revenue, as reported, includes $2.2 million of net revenue from this acquisition. For each of the three and six months-ended June 30, 2021, operating income, as reported, includes $0.7 million of operating income from this acquisition.

(3)

In the accompanying condensed consolidated financial statements for each of the three and six months-ended June 30, 2021, net revenue, as reported, includes $3.1 million of net revenue from this acquisition. For each of the three and six months-ended June 30, 2021, operating income, as reported, includes $0.6 million of operating income from this acquisition.

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

As of December 31, 2021, the fair value amount of the earn-out payment was appropriately $5.2 million. As of June 30, 2022, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $0.8 million, representing a net change of fair value impact of approximately $4.5 million for six months-ended June 30, 2022.

As part of the acquisition of the Healing Solutions Assets, Healing Solutions was entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurred: (i) prior to the date that is nine months following the Closing Date, the Company will issue 528,670 shares of its common stock to Healing Solutions; (ii) on or after the date that is nine months following the Closing Date but before the date that is 12 months following the Closing Date, the Company was to issue 396,502 shares of common stock to Healing Solutions; or (iii) on or after the date that is 12 months following the Closing Date but before the date that is 15 months following the Closing Date (the date that is 15 months following the Closing Date, the “Earn-Out Termination Date”), the Company was to issue 264,335 shares of common stock to Healing Solutions; or after 15 months, the Company would not have any obligation to issue any shares of its common stock to Healing Solutions.

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

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of June 30, 2022, there is no remaining earn-out liability related to Squatty Potty.

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

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands) as of June 30, 2022 (in thousands):

	June 30, 2022
	Smash Assets	Healing Solutions	Squatty Potty	Photo Paper Direct	Total
Balance—December 31, 2021	$5,240	$—	$3,983	$—	$9,223
Change in fair value of contingent earn-out liabilities	(4,466)	—	—	—	(4,466)
Payment of contingent earn-out liability	—	—	(3,983)	—	(3,983)
Balance—June 30, 2022	$774	$—	$—	$—	$774

11. GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2020	December 31, 2021	December 31, 2021
	Gross Carrying Amount	Additions	Gross Carrying Amount	Goodwill Impairments	Accumulated Amortization	Net Book Value
Goodwill	$47,318	$72,623	$119,941	$—	$—	$119,941

	December 31, 2021	Six Months Ended June 30, 2022	June 30, 2022
	Gross Carrying Amount	Additions	Gross Carrying Amount	Goodwill Impairments (1)	Accumulated Amortization	Net Book Value
Goodwill	$119,941	$—	$119,941	$(29,020)	$—	$90,921

(1)

 The Company engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method. As a result of the impairment testing, the Company recorded a goodwill impairment charge of $29.0 million in the three months ended March 31 2022, primarily due to the decrease in its market capitalization. The Company did not record a goodwill impairment charge for the three months ending June 30, 2022.

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2021 and June 30, 2022 (in thousands):

	December 31, 2020	December 31, 2021	December 31, 2021
	Gross Carrying Amount	Additions	Gross Carrying Amount	Intangible Impairments	Accumulated Amortization	Net Book Value
Trademarks	$31,810	$34,100	$65,910	$—	$(6,332)	$59,578
Non-competition agreement	111	—	111	—	(54)	57
Transition services agreement	23	—	23	—	(23)	—
Customer relations	—	5,700	5,700	—	(380)	5,320
Other	—	700	700	—	(700)	—
Total intangibles	$31,944	$40,500	$72,444	$—	$(7,489)	$64,955

	December 31, 2021	Six Months Ended June 30, 2022	June 30, 2022
	Gross Carrying Amount	Additions	Gross Carrying Amount	Intangible Impairments	Accumulated Amortization	Net Book Value
Trademarks	$65,910	$—	$65,910	$—	$(9,643)	$56,267
Non-competition agreement	111	—	111	—	(72)	39
Transition services agreement	23	—	23	—	(23)	—
Customer relations	5,700	—	5,700	—	(665)	5,035
Other	700	—	700	—	(700)	—
Total intangibles	$72,444	$—	$72,444	$—	$(11,103)	$61,341

The following table sets forth the estimated aggregate amortization of the Company’s in-place intangible assets and favorable intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2022	$3,614
2023	7,214
2024	7,171
2025	7,130
2026	7,130
Thereafter	29,082
Total	$61,341

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

Overview

We are a technology-enabled consumer products platform that uses “data science” (which includes machine learning, natural language processing, and data analytics) to design, develop, market and sell products.  We were founded on the premise that if a company selling consumer packaged goods was founded today, it would apply data science, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics. Today, we predominantly operate through online retail channels such as Amazon.com (“Amazon”) and Walmart, Inc.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
Launches of new products	19	-	40	-

Our growth in direct revenue can be impacted by the timing and the season in which products are launched and any mergers or acquisitions. There were no new product launches in the six months ended June 30, 2022, as we paused new product launches due to global supply chain unpredictability.

Due to the COVID-19 pandemic’s impact on the global supply chain, we paused the launch of new products at full scale, although we may occasionally launch products if the conditions are right. The sharp increase in shipping costs has made our target competitive pricing difficult to achieve and the current unpredictability of shipping container availability, among other factors, makes it more difficult for us to maintain the required inventory levels, which in turn makes the potential and profitable success of product launches even more difficult to achieve in this current environment. Furthermore, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this, in addition to the impacts of the COVID-19 pandemic, on our business.

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

Cost of Goods Sold—Cost of goods sold consists of the book value of inventory sold to customers during the reporting period and the amortization of inventory step-up from acquisitions. Book value of inventory includes the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from our manufacturers to our warehouses, as applicable. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices, less expected disposal costs. The Office of the U.S. Trade Representative has imposed additional tariffs on products imported from China. We contract manufacturers, predominantly in China, through purchase orders, for our consumer products. As such, this exposes us to risks associated with doing business globally, including changes in tariffs, which impact a significant number of our products. We can provide no assurances that future tariff increases will not be enacted. These increases may affect the way we order products, as well as the amount of product we order. If tariff increases are enacted in the future, our pricing actions are expected to be intended to offset the full gross margin impact from such tariffs.  Further, we have been affected by the COVID-19 pandemic and related global supply chain disruption. Together, these have led to substantial increases in the costs of our supply chain, specifically, increases in the costs of shipping containers, which we rely on to import our goods. We have increased pricing, when possible, to offset the full gross margin impact which at times has led to reduced sales velocity on certain products. There are no assurances that these pricing actions will not reduce customer orders in the future.

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

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) during the year ended December 31, 2021 and the three and six months ended for June 30, 2022, and term loan interest with High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”) during the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2022

The following table summarizes our results of operations for the three months ended June 30, 2021 and 2022, together with the changes in those items in dollars and percentages:

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
NET REVENUE	$68,188	$58,268	$(9,920)	(14.5)%
COST OF GOODS SOLD	35,445	26,917	(8,528)	(24.1)
GROSS PROFIT	32,743	31,351	(1,392)	(4.3)
OPERATING EXPENSES:
Sales and distribution expenses (1)	39,310	31,866	(7,444)	(18.9)
Research and development expenses (1)	2,324	1,730	(594)	(25.6)
General and administrative expenses (1)	9,990	9,571	(419)	(4.2)
Change in fair value of contingent earn-out liabilities	(23,349)	(1,691)	21,658	92.8
TOTAL OPERATING EXPENSES:	28,275	41,476	13,201	46.7
OPERATING LOSS	4,468	(10,125)	(14,593)	(326.6)
INTEREST EXPENSE—net	4,675	338	(4,337)	(92.8)
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1,894	—	(1,894)	(100.0)
LOSS ON EXTINGUISHMENT OF DEBT	29,772	—	(29,772)	(100.0)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	4,387	6,014	1,627	37.1
OTHER EXPENSE	5	—	(5)	(100.0)
LOSS BEFORE INCOME TAXES	(36,265)	(16,477)	19,788	54.6
PROVISION FOR (BENEFIT FROM) INCOME TAXES	41	(168)	(209)	(509.8)
NET LOSS	$(36,306)	$(16,309)	$19,997	55.1%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,
	2021	2022
	(in thousands)
Sales and distribution expenses	$1,569	$2,882
Research and development expenses	1,221	633
General and administrative expenses	2,072	2,533
Total stock-based compensation expense	$4,862	$6,048

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2021	2022
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	52.0%	46.2%
GROSS PROFIT	48.0%	53.8%
OPERATING EXPENSES:
Sales and distribution expenses	57.6%	54.7%
Research and development expenses	3.4%	3.0%
General and administrative expenses	14.7%	16.4%
Change in fair value of contingent earn-out liabilities	(34.2)%	(2.9)%
TOTAL OPERATING EXPENSES:	41.5%	71.2%
OPERATING LOSS	6.5%	(17.4)%
INTEREST EXPENSE—net	6.9%	0.6%
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	2.8%	0.0%
LOSS ON EXTINGUISHMENT OF DEBT	43.7%	0.0%
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	6.4%	10.3%
OTHER EXPENSE	0.0%	0.0%
LOSS BEFORE INCOME TAXES	(53.3)%	(28.3)%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	0.1%	(0.3)%
NET LOSS	(53.4)%	(28.0)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Direct	$68,080	$58,012	$(10,068)	(14.8)%
Wholesale/Other	108	256	148	137.0%
Net revenue	$68,188	$58,268	$(9,920)	(14.5)%

Net revenue decreased $9.9 million, or 14.5%, during the three months ended June 30, 2022 to $58.3 million, compared to $68.2 million for the three months ended June 30, 2021. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $10.1 million, or a 14.8% decrease. Direct net revenue consists of both organic net revenue and net revenue from our mergers and acquisitions (“M&A”). For the three months ended June 30, 2022, organic revenue was $56.0 million and revenue from our M&A businesses was $1.9 million. For the three months ended June 30, 2021, organic revenue was $29.1 million and revenue from our M&A businesses was $33.2 million. Our organic revenue increased by $26.9 million, or 92.3%, during the three months June 30, 2022, as compared to the three months ended June 30, 2021, as M&A net revenue has moved into organic net revenue after one year from purchase.

	Three Months Ended June 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$26,842	$23,729
Kitchen appliances	8,974	8,484
Health and beauty	1,821	3,901
Personal protective equipment	505	10
Cookware, kitchen tools and gadgets	5,548	4,245
Home office	2,711	3,324
Housewares	9,109	8,144
Essential oils and related accessories	9,942	5,759
Other	2,736	672
Total net revenue	$68,188	$58,268

Heating, cooling and air quality accounted for $23.7 million in net revenue for the three months ended June 30, 2022 versus $26.8 million for the three months ended June 30, 2021, a decrease of $3.1 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, and increased sale prices due to global supply chain disruptions which has reduced our sales velocity.

Cookware, kitchen tools and gadgets accounted for approximately $4.2 million in net revenue for the three months ended June 30, 2022 compared to $5.5 million in net revenue for the corresponding period in 2021, a decrease of $1.3 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, and increased sale prices due to global supply chain disruptions which has reduced our sales velocity.

Home office products accounted for $3.3 million in net revenue for the three months ended June 30, 2022 compared to $2.7 million in net revenue for the corresponding period in 2021, an increase of $0.6 million primarily due to growth in our existing products and new products obtained through M&A businesses.

Essential oils and related accessories accounted for $5.8 million in net revenue for the three months ended June 30, 2022 compared to 9.9 million in net revenue for the corresponding period in 2021, a decrease of $4.1 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity and inventory shorts due to manufacturing delays.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$35,445	$26,917	$(8,528)	-24.1%
Gross profit	$32,743	$31,351	$(1,392)	-4.3%

Cost of goods sold decreased by $8.5 million, from $35.4 million for the three months ended June 30, 2021 to $26.9 million for the three months ended June 30, 2022 primarily from reduced sales volumes. The decrease in cost of goods sold was attributable to a decrease of $11.7 million in cost of goods sold from our M&A businesses partially offset by an increase of $3.1 million in cost of goods sold from our organic business.

Gross profit improved from 48.0% for the three-months ended June 30, 2021 to 53.8% for the three months ended June 30, 2022. The improvement in gross margin was due to a change of product mix as our net revenue increased from our M&A businesses, which tend to have a higher gross margin than our organic business’ gross margin, offset by the impact of increased costs of our supply chain. The majority of our M&A businesses’ net revenue tends to be from smaller products that have higher gross margins versus our organic business’ net revenue, which tends to be oversized goods that have lower gross margins. We expect to see impacts in our gross margin on both our M&A and organic businesses for the rest of 2022,  as supply chain disruption drove shipping container costs higher and caused reductions in delivery reliability and other delays, which also increased related shipping container delivery costs.

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$39,310	$31,866	$(7,444)	-18.9%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $31.9 million for the three months ended June 30, 2022 from $39.3 million for the three months ended June 30, 2021. This decrease of $7.4 million is primarily attributable to the decrease in the volume of products sold in the three months ended June 30, 2022, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $25.8 million in the three months ended June 30, 2022 as compared to $29.3 million in the prior period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $6.1 million for the three months ended June 30, 2022 from $10.0 million for the three months ended June 30, 2021 as the prior period contains a $4.1 million bad debt reserve from a dispute with a certain PPE supplier.

As a percentage of net revenue, sales and distribution expenses decreased to 54.7% for the three months ended June 30, 2022 from 57.6% for the three months ended June 30, 2021. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 44.1% for the three months ended June 30, 2022 as compared to 43.0% for the three months ended June 30, 2021. This increase in sales and distribution expenses is predominantly due to product mix, an increase in e-commerce platform service providers fulfillment fees, and an increase in last mile shipping costs, specifically for oversized goods, due to the demand on those third-party providers’ delivery networks.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Research and development expenses	$2,324	$1,730	$(594)	-25.6%

The decrease in research and development expenses was primarily attributable to a decrease of stock-based compensation expense of approximately $0.6 million.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$9,990	$9,571	$(419)	-4.2%

The decrease in general and administrative expenses was primarily due to a decrease of professional fees expenses of $1.8 million related to merger and acquisition costs including legal, audit and internal control related fees in the prior period offset by an increase of $0.5 million of stock compensation expense, an increase of $0.2 million in intangibles amortization and an increase of approximately $0.4 million in office expenses.

Change in fair value of contingent earn-out liabilities

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(23,349)	$(1,691)	$21,658	92.8%

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Interest expense, net	$4,675	$338	$(4,337)	-92.8%

The decrease in interest expense, net, was primarily related to the payment of the High Trail loan in the prior period which had higher borrowings and interest rates compared to this current period which only includes our MidCap credit facility.

Loss on extinguishment of debt

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$29,772	$—	$(29,772)	(100.0)%

In the prior period, loss on extinguishment of debt is attributable to the payment and termination of the High Trail December 2020, February 2021 Note loan and the termination of the Credit Facility, which resulted in $25.7 million in loss on extinguishment of debt consisting of unamortized deferred finance costs. Included in the loss on extinguishment of debt is a charge of $4.1 million consisting of fair market value of restricted shares issued on April 8, 2021, which were expensed.

Change in fair market value of warrant liability

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$4,387	$6,014	$1,627	37.1%

The increase in change in fair market value of warrant liability during the three months ended June 30, 2022 was related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise as compared to the expense activity during the three months ended June 30, 2021, which was attributable to the issuance of the warrants in connection with the High Trail December 2020 Note and the February 2021 Note and related change in the fair value of warrant liability and loss on initial issuance of warrants for the prior period, which was primarily driven by the extinguishment of the warrants.

Change in fair value of derivative liability

	Three Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair value of derivative liability	$1,894	$—	$(1,894)	(100.0)%

There was no change in fair value of derivative liability during the three months ended June 30, 2022. In the prior period, the change in fair value of derivative liability is attributable to the term loan from High Trail as we fair-valued certain embedded derivatives within the term loan, primarily around default interest rates.

Comparison of the Six Months Ended June 30, 2021 and 2022

The following table summarizes our results of operations for the six months ended June 30, 2021 and 2022, together with the changes in those items in dollars and percentages:

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
NET REVENUE	$116,324	$99,941	$(16,383)	(14.1)%
COST OF GOODS SOLD	57,518	44,982	(12,536)	(21.8)
GROSS PROFIT	58,806	54,959	(3,847)	(6.5)
OPERATING EXPENSES:
Sales and distribution expenses (1)	64,379	54,840	(9,539)	(14.8)
Research and development expenses (1)	4,452	2,877	(1,575)	(35.4)
General and administrative expenses (1)	20,965	19,112	(1,853)	(8.8)
Impairment loss on goodwill	—	29,020	29,020	100.0
Change in fair value of contingent earn-out liabilities	(7,704)	(4,466)	3,238	42.0
TOTAL OPERATING EXPENSES:	82,092	101,383	19,291	23.5
OPERATING LOSS	(23,286)	(46,424)	(23,138)	(99.4)
INTEREST EXPENSE—net	9,092	1,138	(7,954)	(87.5)
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	(2,012)	(2,012)	(100.0)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	5,835	5,835	100.0
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1,894	—	(1,894)	(100.0)
LOSS ON EXTINGUISHMENT OF DEBT	29,772	—	(29,772)	(100.0)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	34,589	7,893	(26,696)	(77.2)
LOSS ON INITIAL ISSUANCE OF WARRANT	20,147	—	(20,147)	(100.0)
OTHER EXPENSE (INCOME)	38	(25)	(63)	(165.8)
LOSS BEFORE INCOME TAXES	(118,818)	(59,253)	59,565	50.1
PROVISION FOR (BENEFIT FROM) INCOME TAXES	41	(168)	(209)	(509.8)
NET LOSS	$(118,859)	$(59,085)	$59,774	50.3%

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Sales and distribution expenses	$2,524	$3,229
Research and development expenses	2,104	907
General and administrative expenses	7,132	4,777
Total stock-based compensation expense	$11,760	$8,913

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,
	2021	2022
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	49.4%	45.0%
GROSS PROFIT	50.6%	55.0%
OPERATING EXPENSES:
Sales and distribution expenses	55.3%	54.9%
Research and development expenses	3.8%	2.9%
General and administrative expenses	18.0%	19.1%
Impairment loss on goodwill	0.0%	29.0%
Change in fair value of contingent earn-out liabilities	(6.6)%	(4.5)%
TOTAL OPERATING EXPENSES:	70.5%	101.4%
OPERATING INCOME (LOSS)	(19.9)%	(46.4)%
INTEREST EXPENSE—net	7.8%	1.1%
GAIN ON EXTINGUISHMENT OF SELLER NOTE	0.0%	-2.0%
LOSS ON INITIAL ISSUANCE OF EQUITY	0.0%	5.8%
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1.6%	0.0%
LOSS ON EXTINGUISHMENT OF DEBT	25.6%	0.0%
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	29.7%	7.9%
LOSS ON INITIAL ISSUANCE OF WARRANT	17.3%	0.0%
OTHER EXPENSE (INCOME)	0.0%	0.0%
LOSS BEFORE INCOME TAXES	(100.3)%	(59.2)%
PROVISION FOR (BENEFIT FROM) INCOME TAXES	0.0%	(0.2)%
NET LOSS	(100.3)%	(59.0)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Direct	$114,232	$98,057	$(16,175)	(14.2)%
Wholesale/Other	2,092	1,884	(208)	(9.9)%
Net revenue	$116,324	$99,941	$(16,383)	(14.1)%

Net revenue decreased $16.4 million, or 14.1%, during the six months ended June 30, 2022 to $99.9 million, compared to $116.3 million for the six months ended June 30, 2021. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $16.2 million, or a 14.2%. Direct net revenue consists of both organic net revenue and net revenue from our M&A. For the six months ended June 30, 2022, organic revenue was $85.9 million and revenue from our M&A businesses was $11.5 million. For the six months ended June 30, 2021, organic revenue was $46.6 million and revenue from our M&A businesses was $62.0 million. Our organic revenue increased by $39.3 million, or 84.3%, during the six months June 30, 2022, as compared to the six months ended June 30, 2021, as M&A net revenue has moved into organic net revenue after one year from purchase.

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$32,980	$29,656
Kitchen appliances	21,124	16,934
Health and beauty	5,463	8,791
Personal protective equipment	1,659	1,050
Cookware, kitchen tools and gadgets	11,646	9,101
Home office	3,520	7,032
Housewares	16,291	14,690
Essential oils and related accessories	17,295	10,841
Other	6,346	1,846
Total net revenue	$116,324	$99,941

Heating, cooling and air quality accounted for $29.7 million in net revenue for the six months ended June 30, 2022 versus $33.0 million for the six months ended June 30, 2021, a decrease of $3.3 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity and inventory shorts due to delayed receipt of goods.

Kitchen appliances accounted for $16.9 million in net revenue for the six months ended June 30, 2022 compared to $21.1 million in net revenue for the corresponding period in 2021, a decrease of $4.2 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity and inventory shorts due to delayed receipt of goods. Cookware, kitchen tools and gadgets accounted for approximately $9.1 million in net revenue for the six months ended June 30, 2022 compared to $11.6 million in net revenue for the corresponding period in 2021, a decrease of $2.5 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity and inventory shorts due to delayed receipt of goods.
Home office products accounted for $7.0 million in net revenue for the six months ended June 30, 2022 compared to $3.5 million in net revenue for the corresponding period in 2021, an increase of $3.5 million primarily due to growth in our existing products and new products obtained through M&A businesses.

Essential oils and related accessories accounted for $10.8 million in net revenue for the six months ended June 30, 2022 compared to 17.3 million in net revenue for the corresponding period in 2021, a decrease of $6.5 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity, and increased sale prices due to global supply chain disruptions and inventory shorts due to manufacturing delays.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$57,518	$44,982	$(12,536)	-21.8%
Gross profit	$58,806	$54,959	$(3,847)	-6.5%

Cost of goods sold decreased by $12.5 million, from $57.5 million for the six months ended June 30, 2021 to $45.0 million for the six months ended June 30, 2022 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $21.8 million in cost of goods sold from our M&A business offset by an increase of $9.1 million in cost of goods sold from our organic businesses.

Gross profit improved from 50.6% for the six months ended June 30, 2021 to 55.0% for the six months ended June 30, 2022. The improvement in gross margin was due to a change of product mix as our net revenue increased from our M&A businesses, which have a higher gross margin than our organic business’ gross margin, offset by the impact of increased costs of our supply chain. The majority of our M&A businesses’ net revenue tends to be from smaller products that have higher gross margins versus our organic business’ net revenue, which tends to be oversized goods that have lower gross margins. We expect to see impacts in our gross margin on both our M&A and organic businesses for the rest of 2022,  as supply chain disruption drove shipping container costs higher and caused reductions in delivery reliability and other delays, which also increased related shipping container delivery costs.

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$64,379	$54,840	$(9,539)	-14.8%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $54.8 million for the six months ended June 30, 2022 from $64.4 million for the six months ended June 30, 2021. This decrease of $9.5 million is primarily attributable to the decrease in the volume of products sold in the six months ended June 30, 2022, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $45.5 million in the six months ended June 30, 2022 as compared to $51.1 million in the prior period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $9.3 million for the six months ended June 30, 2022 from $13.3 million for the six months ended June 30, 2021 as the prior period contains a $4.1 million bad debt reserve from a dispute with a certain PPE supplier.

As a percentage of net revenue, sales and distribution expenses decreased slightly to 54.9% for the six months ended June 30, 2022 from 55.3% for the six months ended June 30, 2021. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 45.5% for the six months ended June 30, 2022 as compared to 43.9% for the six months ended June 30, 2021. This increase in sales and distribution expenses is predominantly due to product mix, an increase in e-commerce platform service providers fulfillment fees, and an increase in last mile shipping costs, specifically for oversized goods, due to the demand on those third-party providers’ delivery networks. We expect to see these cost increases continue in the near-term.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Research and development expenses	$4,452	$2,877	$(1,575)	-35.4%

The decrease in research and development expenses was primarily attributable to a decrease of stock-based compensation expense of approximately $1.2 million.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$20,965	$19,112	$(1,853)	-8.8%

The decrease in general and administrative expenses was primarily due to a decrease of $3.5 million related to merger and acquisition costs including legal, audit and internal control related fees in the prior period offset by an increase of $0.5 million in depreciation expenses and an increase of  $0.8 million related to the legal settlement of the Mueller Action (see Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details).

Impairment loss on goodwill

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Impairment loss on goodwill	$—	$29,020	$29,020	100.0%

We engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method. As a result of the impairment testing, we recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022, primarily due to the decrease in our market capitalization. During the three months ended the company did not have an interim triggering event and as such did not record any additional impairment of goodwill for the three months ended June 30, 2022

Change in fair value of contingent earn-out liabilities

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(7,704)	$(4,466)	$3,238	42.0%

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Interest expense, net	$9,092	$1,138	$(7,954)	(87.5)%

The decrease in interest expense was primarily related to the payment in the High Trail loan in the prior period which had higher borrowings and interest rates compared to this current period which only includes our MidCap credit facility.

Gain on extinguishment of seller note

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Gain on extinguishment of seller note	$—	$(2,012)	$(2,012)	(100.0)%

The gain on extinguishment of seller note in the six months ended June 30, 2022 was attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million in gain on extinguishment of seller note upon the extinguishment of the debt.

Loss on initial issuance of equity

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$—	$5,835	$5,835	100.0%

The loss on initial issuance of equity is attributable to the issuance of common shares and initial valuation of the prefunded warrants and common stock warrants from our March 2022 equity raise.

Change in fair market value of warrant liability

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$34,589	$7,893	$(26,696)	(77.2)%
Loss on initial issuance of warrant	$20,147	$—	$(20,147)	(100.0)%

The change in fair market value of warrant liability during the six months ended June 30, 2022 was related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise as compared to the expense activity in six months ended June 30, 2021 was attributable to the issuance of the warrants in connection with the December 2020 Note and the February 2021 Note and related change in the fair value of warrant liability and loss on initial issuance of warrants for the six months ended June 30, 2021, which was primarily driven by the extinguishment of the warrants.

Change in fair value of derivative liability

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair value of derivative liability	$1,894	$—	$(1,894)	(100.0)%

There was no change in fair value of derivative liability during the six months ended June 30, 2022. In the prior period, the change in fair value of derivative liability is attributable to the term loan from High Trail as we fair-valued certain embedded derivatives within the term loan, primarily around default interest rates.

Loss on extinguishment of debt

	Six Months Ended June 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$29,772	$—	$(29,772)	(100.0)%

In the prior period, loss on extinguishment of debt is attributable to the payment and termination of the High Trail December 2020 Note loan, the February 2021 Note loan and the termination of the Credit Facility, which resulted in $25.7 million in loss on extinguishment of debt consisting of unamortized deferred finance costs. Also included in the loss on extinguishment of debt is a charge of $4.1 million consisting of the fair market value of restricted shares issued on April 8, 2021, which were expensed.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2021 and 2022

The following table provides information regarding our cash flows for the six months ended June 30, 2021 and 2022, respectively:

	Six Months Ended June 30,
	2021	2022
	(in thousands)
Cash used in operating activities	$(32,836)	$(22,111)
Cash used in investing activities	(44,947)	(16)
Cash provided by financing activities	111,924	21,469
Effect of exchange rate on cash	(175)	(602)
Net change in cash and restricted cash for period	$33,966	$(1,260)

Net Cash Used in Operating Activities

Net cash used in operating activities was $32.8 million for the six months ended June 30, 2021, resulting from our net cash losses from operations of $13.9 million and cash usage from working capital of $18.9 million from changes in accounts receivable, purchases of inventory and insurance and payments of accounts payable.

Net cash used in operating activities was $22.1 million for the six months ended June 30, 2022, resulting from our net cash losses from operations of $9.4 million and cash usage from working capital of $12.7 million primarily from the build-up of inventory.

Net Cash Used in Investing Activities

For the six months ended June 30, 2021, net cash used in investing activities of $44.9 million was primarily from the acquisition of the assets of Healing Solutions, LLC for $15.3 million and the assets of Squatty Potty, LLC for $19.0 million and the acquisition of Photo Paper Direct Ltd. of $10.6 million

For the six months ended June 30, 2022, net cash used in investing activities was less than $0.1 million.

Net Cash Provided by Financing Activities

For the six months ended June 30, 2021, cash provided by financing activities of $111.9 million was primarily from proceeds from borrowings from the High Trail April 2022 Notes of $110.0 million, proceeds from cancellation of a warrant of $17.0 million, proceeds from equity offering of $36.7 million offset by repayments of the High Trail December 2021 Note and February 2022 Note of $59.5 million, repayments of the Credit Facility of $28.2 million and $7.5 million seller note repayments.

For the six months ended June 30, 2022, cash provided by financing activities of $21.3 million was primarily from proceeds from an equity offering of $27.0 million and borrowings from the Credit Facility of $71.9 million offset by $1.8 million of repayments of notes issued to certain sellers in connection with our M&A activity, repayments of the Credit Facility of $70.9 million and payment of the Squatty Potty assets of $4.0 million.

Sources of Liquidity and Going Concern—As of June 30, 2022, we had total cash and cash equivalents of $34.8 million and an accumulated deficit of $488.0 million.  In addition, our net loss and net cash used in operating activities amounted to $59.1 million and $22.1 million, respectively, for the six months ended June 30, 2022.

As an emerging growth company, we have been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since our inception to execute our growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through M&A (“M&A strategy”).  In addition, our recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and the Supply Chain below for additional details).  As a result, we have incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that we can realize our strategy of growth by generating profits through our organic growth and M&A strategy, and reduce our reliance on outside capital.

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

Since our inception, we have been able to successfully raise a substantial amount of outside capital to fund our growth strategy.  However, as of June 30, 2022, we have had no firm commitments of additional outside capital from current or prospective investors or lenders.  Furthermore, given the inherent uncertainties associated with our growth strategy, we may be unable to remain in compliance with the financial covenants required by the agreement governing our Credit Facility with MidCap (the “Midcap Credit Facility”) over the next twelve months.  These uncertainties raise substantial doubt about our ability to continue as a going concern.

In order to alleviate substantial doubt, we plan to continue to closely monitor our operating forecast, pursue additional sources of outside capital, and pursue our M&A strategy.  If we are (a) unable to improve our operating results, (b) obtain additional outside capital on terms that are acceptable to us to fund our operations and M&A strategy, and/or (c) secure a waiver or forbearance from the Lender if we are unable to remain in compliance with the financial covenants required by the MidCap Credit Facility, we may make significant changes to our operating plan, such as delaying expenditures, reducing investments in new products, delaying the development of our software, reducing our sale and distribution infrastructure or otherwise significantly reducing the scope of our business.  Moreover, if we breach the financial covenants under the MidCap Credit Facility and fail to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the MidCap Credit Facility or the exercise of other rights or remedies the lender may have under applicable law.  We can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the MidCap Credit Facility will be successfully refinanced on terms that are acceptable to us.

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

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic.  The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. As such, we have noticed changes in consumer buying habits, which may lead to reduced demand for our products.  Further, recent record inflation has added additional pressure to the cost of our supply chain. Furthermore, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this.

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

MidCap Credit Facility – December 2021—On December 22, 2021, we entered into the MidCap Credit Facility pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 200,000 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the MidCap Credit Facility.

On December 22, 2021, we used $27.6 million of the net proceeds from the initial borrowing under the MidCap Credit Facility to repay all amounts owed under those certain senior secured promissory notes issued by us to High Trail in an initial principal amount of $110.0 million, as amended. We expect to use the remaining proceeds of any loans under the MidCap Credit Facility for working capital and general corporate purposes.

The MidCap Credit Facility contains a financial covenant that requires that we maintain a minimum unrestricted cash balance or minimum borrowing availability of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million of cash on hand at all other times thereafter.  At our election, we may elect to comply with an alternative financial covenant that would require us to maintain a minimum borrowing availability under the MidCap Credit Facility of $10.0 million at all times. We are in compliance with the minimum liquidity covenant as of the date these condensed consolidated financial statements were issued and currently do not anticipate electing the alternative financial covenant over the next twelve months.

As of June 30, 2022, we had approximately $34.0 million outstanding on the MidCap Credit Facility and $1.9 million of availability on the MidCap Credit Facility.

Securities Purchase Agreement and Warrants—On March 1, 2022, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors identified on the signature pages to the Purchase Agreements (collectively, the “Purchasers”) pursuant to which, among other things, we issued and sold to the Purchasers, in a private placement transaction, (i) 6,436,322 shares of our common stock (the “Shares”), par value $0.0001 per share (the “Common Stock”), and accompanying warrants to purchase an aggregate of 4,827,242 shares of common stock, and (ii) prefunded warrants to purchase up to an aggregate of 3,013,850 shares of common stock (the “Prefunded Warrants”) and accompanying warrants to purchase an aggregate of 2,260,388 shares of common stock. The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants”, and the Common Stock Warrants and the Prefunded Warrants are referred to herein collectively as the “Warrants”. Under the Purchase Agreements, each Share and accompanying Common Stock Warrant were sold together at a combined price of $2.91, and each Prefunded Warrant and accompanying Common Stock Warrant were sold together at a combined price of $2.9099, for gross proceeds of approximately $27.5 million.

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

As used herein, Contribution margin represents gross profit less amortization of inventory step-up from acquisitions (included in cost of goods sold) and e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses).  As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for and benefit from income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), changes in fair-market value of warrant liability, professional fees and transition costs related to acquisitions, loss from extinguishment of debt, impairment of goodwill, loss on initial issuance of equity, litigation reserve and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

We present Contribution margin and Contribution margin as a percentage of net revenue, as we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to gross profit, provides useful supplemental information for investors.  Contribution margin and Contribution margin as a percentage of net revenue are two of our key metrics in running our business.  All product decisions made by us, from the approval of launching a new product and to the liquidation of a product at the end of its life cycle, are based on measurements primarily from Contribution margin and/or Contribution margin as a percentage of net revenue.  Further, we believe these measures provide improved transparency to our stockholders to determine the performance of our products prior to fixed costs as opposed to referencing gross profit alone.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expense necessary to operate our business;
•	research and development expenses necessary for the development, operation and support of our software platform;
•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or
•	changes in fair value of contingent earn-out liabilities, warrant liabilities, and amortization of inventory step-up from acquisitions (included in cost of goods sold).

Adjusted EBITDA and Contribution Margin Summary

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Gross profit	$32,743	$31,351	$58,806	$54,959
Contribution margin	$5,661	$5,648	$11,795	$9,480
Gross profit as a percentage of net revenue	48.0%	53.8%	50.6%	55.0%
Contribution margin as a percentage of net revenue	8.3%	9.7%	10.1%	9.5%
Net Loss	$(36,306)	$(16,309)	$(118,859)	$(59,085)
EBITDA	$(29,909)	$(14,091)	$(106,841)	$(54,221)
Adjusted EBITDA	$(3,739)	$(3,720)	$(5,003)	$(8,263)
Net loss as a percentage of net revenue	(53.2)%	(28.0)%	(102.2)%	(59.1)%
Adjusted EBITDA as a percentage of net revenue	(5.5)%	(6.4)%	(4.3)%	(8.3)%

Adjusted EBITDA

EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for and benefit from income taxes.  Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), change in fair-market value of warrant liability, professional fees and transition costs related to acquisitions, loss from extinguishment of debt, impairment of goodwill, loss on initial issuance of equity, litigation reserve and other expenses, net.  As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue.

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Net loss	$(36,306)	$(16,309)	$(118,859)	$(59,085)
Add:
Provision for (benefit from) income taxes	41	(168)	41	(168)
Interest expense, net	4,675	338	9,092	1,138
Depreciation and amortization	1,681	2,048	2,885	3,894
EBITDA	(29,909)	(14,091)	(106,841)	(54,221)
Other expense (income), net	(5)	—	(38)	(25)
Impairment loss on goodwill	—	—	—	29,020
Change in fair value of contingent earn-out liabilities	(23,349)	(1,691)	(7,704)	(4,466)
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	2,233	—	4,041	—
Gain on extinguishment of seller note	—	—	—	(2,012)
Loss on initial issuance of equity	—	—	—	5,835
Change in fair value of derivative liability	1,894	—	1,894	—
Loss on extinguishment of debt	29,772	—	29,772	—
Change in fair market value of warrant liability	4,387	6,014	34,589	7,893
Loss on initial issuance of warrant	—	—	20,147	—
Professional fees related to acquisitions	948	—	1,397	—
Litigation reserve	—	—	—	800
Transition cost from acquisitions	632	—	1,184	—
Professional fees related to Photo Paper Direct acquisition	696	—	696	—
Reserve on dispute with PPE supplier	4,100	—	4,100	—
Stock-based compensation expense	4,862	6,048	11,760	8,913
Adjusted EBITDA	$(3,739)	$(3,720)	$(5,003)	$(8,263)
Net loss as a percentage of net revenue	(53.2)%	(28.0)%	(102.2)%	(59.1)%
Adjusted EBITDA as a percentage of net revenue	(5.5)%	(6.4)%	(4.3)%	(8.3)%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Gross Profit	$32,743	$31,351	$58,806	$54,959
Add:
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	2,233	—	4,041	—
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(29,315)	(25,703)	(51,052)	(45,479)
Contribution margin	$5,661	$5,648	$11,795	$9,480
Gross Profit as a percentage of net revenue	48.0%	53.8%	50.6%	55.0%
Contribution margin as a percentage of net revenue	8.3%	9.7%	10.1%	9.5%

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

Subsequent Measurement of Goodwill— We operate under one business component which is the same as our reporting unit based on the guidance in ASC Topic 350-20.

We engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method. As a result of the impairment testing, we recorded a goodwill impairment charge of $29.0 million in the three months ended March 31 2022, primarily due to the decrease in our market capitalization. During the three months ended the company did not have an interim triggering event and as such did not record any additional impairment of goodwill for the three months ended June 30, 2022.

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs, and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and our market capitalization.

Goodwill was $120.0 million and $90.9 million, at December 31, 2021 and June 30, 2022, respectively.

We believe that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on our reported financial results.

While we believe our conclusions regarding the estimates of fair value of our reporting unit is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting unit serves, the realization of future sales price and volume increases, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity. There was no triggering event in three months ended June 30, 2022, and we will continue to monitor all of these items which could result in a future impairment.

Some of the inherent estimates and assumptions used in determining fair value of our reporting unit are outside the control of management, including interest rates, tax rates, credit ratings and industry growth. Given the current COVID-19 global pandemic and the uncertainties regarding the financial potential impact on our business, there can be no assurance that our estimates and assumptions regarding the impact of COVID-19 and the recovery period made for purposes of the goodwill impairment testing performed will prove to be accurate predictions of the future. While we believe we have made reasonable estimates and assumptions to calculate the fair values of our reporting unit, it is possible changes could occur. As for our reporting unit, if in future years, the reporting unit’s actual results are not consistent with our estimates and assumptions used to calculate fair value, we may be required to recognize material impairments to goodwill. We will continue to monitor its reporting unit for any triggering events or other signs of impairment. We may be required to perform additional impairment testing based on changes in the economic environment, disruptions to our business, significant declines in operating results of our reporting unit, further sustained deterioration of our market capitalization, and other factors, which could result in impairment charges in the future. Although management cannot predict when improvements in macroeconomic conditions will occur, if consumer confidence and consumer spending decline significantly in the future or the market capitalization deteriorates significantly from current levels, it is reasonably likely we will be required to record impairment charges in the future that could be material to our consolidated balance sheet or results of operations.

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

In addition, we have outstanding debt under the MidCap Credit Facility that bears interest. As of June 30, 2022, our outstanding indebtedness under the MidCap Credit Facility was $34.0 million, which bears interest at a rate of LIBOR plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the MidCap Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 1% of our net revenue for the three months ended June 30, 2021 and approximately 2% of our net revenue for the three months ended June 30, 2022. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally directly affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and six months ended June 30, 2021 and 2022, other than with respect to the general impact that inflation has on the supply chain and consumer buying habits.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2022, we had total cash and cash equivalents of $34.8 million and an accumulated deficit of $488.0 million.  In addition, our net loss and net cash used in operating activities amounted to $59.1 million and $22.1 million, respectively, for the six months ended June 30, 2022.

As an emerging growth company, we have been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since our inception to execute our growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”).  In addition, our financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and Supply Chain disclosure below).  As a result, we have incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that we can realize our strategy of growth by generating profits through our organic growth and M&A strategy, and reduce our reliance on outside capital.

Given the inherent uncertainties associated with executing our growth strategy, as well as the uncertainty associated with the ongoing COVID-19 global pandemic, recent record inflation increases and related global supply chain disruption, management can provide no assurance we will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund our obligations as they become due over the next twelve months from the date these consolidated financial statements were issued.

In addition, as disclosed in Note 6 to our condensed consolidated financial statements in this Quarterly Report on Form 10-Q, we entered into a $50.0 million asset backed credit agreement in December 2021 (the “MidCap Credit Facility”).  The MidCap Credit Facility contains a financial covenant that requires that we maintain a minimum unrestricted cash balance or minimum borrowing availability of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times thereafter.  At our election, we may elect to comply with an alternative financial covenant that would require us to maintain a minimum borrowing availability under the MidCap Credit Facility of $10.0 million at all times.  We do not anticipate electing the alternative financial covenant over the next twelve months and were in compliance with the minimum liquidity covenant as of the date that our condensed consolidated financial statements were issued.

Since our inception, we have been able to successfully raise a substantial amount of outside capital to fund our growth strategy.  However, as of June 30, 2022, we have no firm commitments of additional outside capital from current or prospective investors or lenders.  While management believes we will be able to secure additional outside capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to us.  Furthermore, given the inherent uncertainties associated with our growth strategy, we may be unable to remain in compliance with the financial covenants required by the MidCap Credit Facility over the next twelve months.  These uncertainties raise substantial doubt about our ability to continue as a going concern.

In order to alleviate substantial doubt, management plans to continue to closely monitor our operating forecast, pursue additional sources of outside capital, and pursue our M&A strategy.  If we are (a) unable to improve our operating results, (b) obtain additional outside capital on terms that are acceptable to us to fund our operations and M&A strategy, and/or (c) secure a waiver or forbearance from our lender if we are unable to remain in compliance with the financial covenants required by the MidCap Credit Facility, we will have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or otherwise significantly reduce the scope of our business.  Moreover, if we breach the financial covenants required by the MidCap Credit Facility and fail to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the MidCap Credit Facility or the exercise of other rights or remedies the lender may have under applicable law.  Management can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the MidCap Credit Facility will be successfully refinanced on terms that are acceptable to us.

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

Amongst other things, it has affected our efficiency and ability to launch new products, replenish inventory for existing products, forecast demand for our products, ship into or receive inventory in our third-party warehouses, and to ship or sell products to customers. In addition, many of our personnel are currently working remotely, which creates challenges in the way we operate our business, including with respect to the manner in which we monitor the quality of our products.

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

Currently a significant portion of China requires proof of negative COVID-19 test results within the last 24 hours in order to travel. The early part of Q2 saw significant lockdowns in China due to COVID-19. This includes areas with a material percentage of our manufacturers. This has made it more difficult in getting our inventory to and through the ports in these areas.

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

We may not be able to sustain our historic revenue growth rate.

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

In addition, for the year ended December 31, 2021, we experienced an increase in net revenue in part due to the shift by consumers to online shopping as a result of the COVID-19 pandemic. While we expect this shift to continue, we can provide no assurance that this shift will continue in the near or longer term or continue with respect to the products we offer. Furthermore, while Managed PaaS has in the past generated revenue, we do not anticipate any material revenue being earned through our Managed PaaS business for the foreseeable future.

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

During Q2 one of our material suppliers recently notified us about a production issue with certain batches of a dehumidifier product we sell. After working with the supplier to identify which products were affected by the issue we were largely able to remedy the situation. Our team is working to manage our inventory situation however we may be faced with limited inventory for certain versions of this dehumidifier which we would anticipate to occur during the third quarter of this year. If this were to occur, our financial performance would be adversely affected.

If our sales and procurement teams do not accurately predict demand or if our algorithms do not help us reorder the right products or write off the products timely, we may not effectively manage our inventory, which could result in inventory excess or shortages, and our operating results and financial condition could be adversely affected. We expect during the remainder of 2022 to sell off excess inventory which could have a material impact on our operating results.

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

Furthermore, currently a significant portion of China requires proof of negative COVID-19 test results within the last 24 hours in order to travel due to COVID-19. The early part of Q2 saw significant lockdowns in China due to COVID-19. This includes areas with a material percentage of our manufacturers. This has made it more difficult in getting our inventory to and through the ports in these areas.

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

We collect, maintain, transmit and store data about our consumers, brands and others, including credit card information and personally identifiable information, as well as other confidential information. We also engage third parties that store, process and transmit these types of information on our behalf. We rely on encryption and authentication technology licensed from third parties in an effort to securely transmit confidential and sensitive information, including credit card numbers. Advances in computer capabilities, new technological discoveries or other developments may result in the whole or partial failure of this technology and may allow transaction data or other confidential and sensitive information to be breached or compromised. In addition, our brand’s e-commerce websites are often attacked through compromised credentials, including those obtained through phishing and credential stuffing. Our security measures, and those of our third-party service providers, may not detect or prevent all attempts to breach our systems, denial-of-service attacks, viruses, malwares, malicious software, break-ins, phishing attacks, social engineering, security breaches or other attacks or disruptions that may jeopardize the security of information stored in or transmitted by our websites, networks and systems that we or such third party service providers otherwise maintain, including payment card systems, which may subject us to fines or higher transaction fees or limit or terminate our access to certain payment methods. We and such third party service providers may not anticipate or prevent all types of attacks until after they have already been launched. Further, techniques used to obtain unauthorized access to or sabotage systems change frequently and may not be known until launched against us or our third-party service providers. In addition, security breaches can occur as a result of non-technical issues, including intentional or unintentional breaches by our employees or by third parties. These risks may increase over time as the complexity and number of technical systems and applications we use also increases.

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

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition and prospects. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, may divert resources from the growth and expansion of our business. On April 25, 2022, we were alerted by a payment processor of a potential data security incident regarding one of our UK websites. We have notified the appropriate parties, however the outcome of this incident is still uncertain and we may incur substantial costs and experience other negative consequences that could be material to our business, financial results and/or condition.

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

For example, we are a party to various actions and claims arising in the normal course of business, certain of which are indicated below:

On May 13, 2021, a securities class action complaint was filed in the U.S. District Court for the Southern District of New York by Andrew Tate naming our company, Yaniv Sarig and Fabrice Hamaide as defendants. On June 10, 2021, a substantially similar securities class action complaint was filed in the same court by Jeff Coon against the same defendants. Thereafter, other stockholders asserted similar claims. On August 10, 2021, the court appointed Joseph Nolff as the lead plaintiff of the putative class action, and on October 12, 2021, he filed an amended complaint, (i) adding Arturo Rodriguez as a defendant, (ii) asserting violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 10b-5 promulgated thereunder and (iii) claiming that the defendants made false and materially misleading statements and failed to disclose material adverse facts regarding our business, operations, and prospects and that this was revealed on May 4, 2021, when Culper Research published a report allegedly exposing these alleged misrepresentations and omissions. The lead plaintiff has since filed two further amended complaints repeating substantively the same allegations. The Company reached an agreement in principle to resolve this action on March 10, 2022 for $1.3 million. Following a mediation, an initial settlement-in-principle, and further negotiations, on April 22, 2022, we, in conjunction with our codefendants Yaniv Sarig, Fabrice Hamaide, and Arturo Rodriguez, entered into a formal settlement agreement to resolve this class action. The settlement agreement contains no admission of wrongdoing and expressly states that we and our codefendants have entered into a settlement solely to avoid the uncertainties, burden, and expense of further litigation. The settlement class consists of purchasers of our securities during the period from August 24, 2020 through May 3, 2021, inclusive (the “Class Period”). Under the terms of the proposed settlement, members of the settlement class release us and our codefendants from, among other things, all claims and causes of action of every nature and description, whether known or unknown, that were asserted in the class action; could have been asserted in the class action; relate in any way to transactions in our securities during the Class Period and any facts, transactions, or occurrences referred to in any of the pleadings or other documents filed in the class action.

Following a mediation, an initial settlement-in-principle, and further negotiations, on April 22, 2022, we, in conjunction with our codefendants Yaniv Sarig, Fabrice Hamaide, and Arturo Rodriguez, entered into a formal settlement agreement to resolve this class action. The settlement agreement contains no admission of wrongdoing and expressly states that we and our codefendants have entered into a settlement solely to avoid the uncertainties, burden, and expense of further litigation. The settlement class consists of purchasers of our securities during the period from August 24, 2020 through May 3, 2021, inclusive (the “Class Period”). Under the terms of the proposed settlement, members of the settlement class release us and our codefendants from, among other things, all claims and causes of action of every nature and description, whether known or unknown, that were asserted in the class action; could have been asserted in the class action; relate in any way to transactions in our securities during the Class Period and any facts, transactions, or occurrences referred to in any of the pleadings or other documents filed in the class action.

Under the agreement, we were obligated to pay $1.3 million into escrow, within 10 business days of the court’s preliminary approval of the settlement, to be distributed to claimants in the settlement class pursuant to the plan of allocation filed with the court on May 4, 2022.

To the extent permitted by the court, this payment will also fund the legal fees of plaintiffs’ counsel and the costs of administering the settlement. The proposed settlement was preliminarily approved by the Court on May 6, 2022, but is still subject to final court approval. The court has scheduled a hearing regarding final approval for September 9, 2022. Final approval is expected, but could be delayed by appeals, objections, or other proceedings. In addition, we have the right to terminate the settlement agreement if more than a certain percentage of class members elect to opt-out of the settlement.

On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of our company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and our company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event we are held liable in the shareholder derivative action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. We believe the allegations are without merit and intend to vigorously defend against these actions. We are in negotiations with the Plaintiffs regarding a possible settlement of this matter, however the outcome of these negotiations are still uncertain.  If that process does not succeed, we are prepared to continue the full defense of this action.

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

In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller Austria brand. The letter claims that Aterian marketed, advertised, and labeled the products with representations that create the false impression they are made in Austria. The Company reached an agreement in principle to resolve this action on April 13, 2022 for $500,000 in cash and $300,000 worth of coupons, which the Company accrued for, subject to court approval. If that process does not succeed, we are prepared to continue the full defense of this action.

On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Josef Eitan and Ran Nir, who believe they are entitled to the full earnout under the terms of the PPD Stock Purchase Agreement, whereas the Company believe they are not. The parties are proceeding to resolve the matter as required pursuant to the terms of the PPD Stock Purchase Agreement, however the Company believes its calculations are accurate and intends to vigorously defend itself.

On June 7, 2022, Sentia Wellness, Inc. filed an action in Multnomah County, Oregon against Boris Jordan; Measure 8 Ventures, LP; Gron Ventures Fund I, LP; Zola Global Investors Ltd.; Anson Advisors Inc.; AC Anson Investments Ltd.; Anson Investments Master Fund LP; Anson Opportunities Master Fund LP; Serendipity SPC -Trimble Fund SP; Lapid Us Investments LLC; Hadron Healthcare and Consumer Special Opportunities Master Fund; Alliance Global Partners LLC; Sunny Puri; Juan Martinez; Peter Clateman; Wilder Ramsey; Gregory Crowe; Igor Gimelshtein; Tarik Ouass; Andrea Oriani; Marco D’attanseo; Afzal Hasan; and the Company.  Sentia asserts claims for breach of fiduciary duty, breach of duty of good faith and fair dealing, intentional interference with prospective economic relations, intentional interference with contractual relationship, negligent misrepresentation, and unjust enrichment against various of these defendants, based on the allegation that Sentia’s debt holders conspired to take control of the company and direct its resources and acquisition efforts to the debt holders’ individual financial interests. Sentia alleges that Aterian—then known as Mohawk—contemplated a partial acquisition of Sentia that played some role in these events. No responsive pleadings have been filed or are yet due, however we intend to vigorously defend against this action.

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

Investors’ expectations of our performance relating to environmental, social and governance factors may impose additional costs and expose us to new risks.

There is an increasing focus from certain investors, employees, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (“ESG”) factors. Some investors and investor advocacy groups may use these factors to guide investment strategies and, in some cases, investors may choose not to invest in our company if they believe our policies relating to corporate responsibility are inadequate. Third-party providers of corporate responsibility ratings and reports on companies have increased to meet growing investor demand for measurement of corporate responsibility performance, and a variety of organizations currently measure the performance of companies on such ESG topics, and the results of these assessments are widely publicized. Investors, particularly institutional investors, use these ratings to benchmark companies against their peers and if we are perceived as lagging with respect to ESG initiatives, certain investors may engage with us to improve ESG disclosures or performance and may also make voting decisions, or take other actions, to hold us and our board of directors accountable. In addition, the criteria by which our corporate responsibility practices are assessed may change, which could result in greater expectations of us and cause us to undertake costly initiatives to satisfy such new criteria. If we elect not to or are unable to satisfy such new criteria, investors may conclude that our policies with respect to corporate responsibility are inadequate.

We may face reputational damage in the event our corporate responsibility initiatives or objectives do not meet the standards set by our investors, stockholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third-party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks. Any failure or perceived failure by us in this regard could have a material adverse effect on our reputation and on our business, share price, financial condition, or results of operations, including the sustainability of our business over time.

In addition, the SEC has announced proposed rules that, among other matters, will establish a framework for reporting of climate-related risks. To the extent the proposed rules impose additional reporting obligations, we could face increased costs. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege our existing climate disclosures are misleading or deficient.

Risks Relating to the Ownership of our Common Stock

Our share price has been very volatile. Market volatility may affect the value of an investment in our common stock and could subject us to litigation.

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from approximately $2.14 to $47.66 per share from January 1, 2021 to August 5, 2022. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of June 30, 2022, 3,411,513 shares of our common stock were reserved for issuance under our equity incentive plans, of which 368,596 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $9.26 per share, 81,935 shares of common stock were reserved for future issuance under the 2014 Amended and Restated Equity Incentive Plan, 910,982 shares of our common stock were reserved for future issuance pursuant to our 2018 Equity Incentive Plan and 2,050,000 shares of our common stock were reserved for future issuance pursuant to our 2022 Inducement Plan. To the extent outstanding options are exercised or we issue additional equity awards under our equity incentive plans, our existing stockholders may incur dilution.

Accounting adjustments due to changes in circumstances or estimates may require us to write down intangible assets, such as goodwill and may have a material impact on our financial reporting and results of operations.

We operate under one business component which is the same as our reporting unit based on the guidance in ASC Topic 350-20.

We have experienced high volatility in the price of our common stock and a reduction in our market capitalization through March 31, 2022. This was considered an interim triggering event for the three months ended March 31, 2022.

We engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in March 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method.

As a result, we recorded a goodwill impairment charge of $29.0 million in the six months ended June 30, 2022, primarily due to the decrease in our market capitalization. We did not record a goodwill impairment charge for the three months ended June 30, 2022.

Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and our market capitalization.

We believe that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on our reported financial results. In addition, sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of our reporting unit and could result in non-cash impairment charges that could be material to our condensed consolidated balance sheet or results of operations.

We will continue to closely monitor actual results versus expectations as well as whether, and to what extent, any significant changes in current events or conditions, including changes to the impacts of the COVID-19 pandemic on our business, result in corresponding changes to our expectations about future estimated cash flows, discount rates and market multiples. If our adjusted expectations of the operating results do not materialize, if the discount rate increases (based on increases in interest rates, market rates of return or market volatility) or if market multiples decline, we may be required to record additional goodwill impairment charges, which may be material.

While we believe our conclusions regarding the estimates of fair value of our reporting unit is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting units serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On April 21, 2022, we issued a warrant to purchase an aggregate of 300,000 shares of our common stock at an exercise price of $4.65 to Recurrent Ventures, Inc., pursuant to a co-branding agreement. The issuance of the warrant and the shares of common stock underlying the warrant was not registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC, and in reliance on similar exemptions under applicable state laws.

(b) Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2020	2.1

2.3†	Asset Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2021	2.1

2.4†	Stock Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2021	2.2

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.1

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.2

3.4	Third Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/1/2022	3.1

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.8	Form of Warrant to Purchase Stock, dated December 22, 2021.	8-K	001-38937	12/27/2021	4.1

4.9	Form of Common Stock Purchase Warrant.	8-K	001-38937	3/4/2022	4.2

10.1#	Aterian, Inc. 2022 Inducement Equity Incentive Plan	8-K	001-38937	5/27/2022	10.1

10.2#	Form of Stock Option Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	5/27/2022	4.3

10.3#	Form of Restricted Stock Unit Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	5/27/2022	4.4

10.4#	Form of Restricted Stock Award Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	5/27/2022	4.5

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
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

ATERIAN, INC.

Date: August 8, 2022	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 8, 2022	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Financial Officer (Principal Accounting and Financial Officer)