Form 10-Q
period 2022-09-30
Aterian, Inc.
filed 2022-11-09
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 4, 2022, the registrant had 80,870,618 shares of common stock, $0.0001 par value per share, outstanding.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

•
our ability to continue as a going concern
•
the potential impact of the COVID-19 global pandemic, the Russian invasion of Ukraine and rising tensions between China and Taiwan on our business, revenue and financial condition, including our supply chain, our operations and our research and development;
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
•
our ability to successfully launch new products
•
our ability to successfully manage supply chain risks;
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2021	September 30, 2022
ASSETS
CURRENT ASSETS:
Cash	$30,317	$25,997
Accounts receivable—net	10,478	4,933
Inventory	63,045	60,457
Prepaid and other current assets	21,034	10,459
Total current assets	124,874	101,846
PROPERTY AND EQUIPMENT—net	1,254	856
GOODWILL—net	119,941	—
OTHER INTANGIBLES—net	64,955	56,265
OTHER NON-CURRENT ASSETS	2,546	2,564
TOTAL ASSETS	$313,570	$161,531
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$32,845	$23,919
Accounts payable	21,716	13,491
Seller notes	7,577	2,326
Contingent earn-out liability	3,983	—
Warrant liability	—	6,308
Accrued and other current liabilities	17,621	14,533
Total current liabilities	83,742	60,577
OTHER LIABILITIES	360	1,673
CONTINGENT EARN-OUT LIABILITY	5,240	—
Total liabilities	89,342	62,250
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS’ EQUITY:
Common stock, par value $0.0001 per share—500,000,000 shares authorized and 55,090,237 shares outstanding at December 31, 2021; 500,000,000 shares authorized and 69,540,749 shares outstanding at September 30, 2022	5	7
Additional paid-in capital	653,650	705,775
Accumulated deficit	(428,959)	(604,946)
Accumulated other comprehensive loss	(468)	(1,555)
Total stockholders’ equity	224,228	99,281
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,570	$161,531

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
NET REVENUE	$68,121	$66,326	$184,446	$166,268
COST OF GOODS SOLD	33,946	36,135	91,464	81,118
GROSS PROFIT	34,175	30,191	92,982	85,150
OPERATING EXPENSES:
Sales and distribution	32,337	33,792	96,716	88,632
Research and development	2,767	1,706	7,220	4,582
General and administrative	10,843	10,369	31,807	29,481
Impairment loss on goodwill	—	90,921	—	119,941
Impairment loss on intangibles	—	3,118	—	3,118
Change in fair value of contingent earn-out liabilities	(4,245)	(774)	(11,949)	(5,240)
TOTAL OPERATING EXPENSES:	41,702	139,132	123,794	240,514
OPERATING LOSS	(7,527)	(108,941)	(30,812)	(155,364)
INTEREST EXPENSE—net	2,786	904	11,877	2,043
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	—	—	(2,012)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	12,834	—	18,669
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1,360	—	3,254	—
LOSS ON EXTINGUISHMENT OF DEBT	106,991	—	136,763	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(8,134)	(5,528)	26,455	2,365
LOSS ON INITIAL ISSUANCE OF WARRANT	—	—	20,147	—
OTHER EXPENSE (INCOME)	5	(174)	43	(199)
LOSS BEFORE INCOME TAXES	(110,535)	(116,977)	(229,351)	(176,230)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	21	(75)	64	(243)
NET LOSS	$(110,556)	$(116,902)	$(229,415)	$(175,987)
Net loss per share, basic and diluted	$(3.13)	$(1.81)	$(7.55)	$(2.78)
Weighted-average number of shares outstanding, basic and diluted	35,359,999	64,648,650	30,383,375	63,397,196

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
NET LOSS	$(110,556)	$(116,902)	$(229,415)	$(175,987)
OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustments	(259)	(485)	(305)	(1,087)
Other comprehensive loss	(259)	(485)	(305)	(1,087)
COMPREHENSIVE LOSS	$(110,815)	$(117,387)	$(229,720)	$(177,074)

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated		Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit		Loss	Equity
BALANCE—July 1, 2021	35,734,767	$3	$487,605	$(311,794)		$(37)	$175,777
Net loss	—	—	—	(110,556)		—	(110,556)
Issuance of common stock to High Trail	12,154,161	2	125,562	—		—	125,564
Reclassification of warrants to equity	—	—	17,065	—		—	17,065
Reclassification of warrants to liability	—	—	(21,260)	—		—	(21,260)
Issuance of shares of restricted common stock	125,055	—	—	—		—	—
Issuance of common stock related to exercise of warrants	1,879,368	—	—	—		—	—
Forfeiture of shares of restricted common stock	(22,026)	—	—	—		—	—
Exercise of stock options	32,927	—	17,399	—		—	17,399
Issuance of RSU issued to consultant	145,408	—	1,043	—		—	1,043
Stock-based compensation expense	—	—	7,882	—		—	7,882
Other comprehensive loss	—	—	—	—	—	(259)	(259)
BALANCE—September 30, 2021	50,049,660	5	635,296	(422,350)		(296)	212,655

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—July 1, 2022	69,219,384	$7	$689,955	$(488,044)	$(1,070)	$200,848
Net loss	—	—	—	(116,902)	—	(116,902)
Issuance of shares of restricted common stock	329,968	—	—	—	—	—
Forfeiture of shares of restricted common stock	(31,965)	—	—	—	—	—
Issuance of common stock	23,362	—	43	—	—	43
Loss on initial issuance of equity	—	—	12,834	—	—	12,834
Stock-based compensation expense	—	—	2,943	—	—	2,943
Other comprehensive loss	—	—	—	—	(485)	(485)
BALANCE—September 30, 2022	69,540,749	$7	$705,775	$(604,946)	$(1,555)	$99,281

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity
BALANCE—January 1, 2021	27,074,791	$3	$216,305	$(192,935)	$9	$23,382
Net loss	—	—	—	(229,415)	—	(229,415)
Issuance of common stock upon exercise of stock option grants	1,011,422	—	8,749	—	—	8,749
Issuance of common stock related to exercise of warrants	2,926,508	—	40,284	—	—	40,284
Issuance of common stock in connection with acquisition of Healing Solutions assets	1,387,759	—	39,454	—	—	39,454
Issuance of restricted stock awards	254,104	—	4,412	—	—	4,412
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of common stock to High Trail	12,284,161	2	129,618	—	—	129,620
Reclassification of warrants to equity	—	—	97,088	—	—	97,088
Reclassification of warrants to liability	—	—	(21,260)	—	—	(21,260)
Warrant modification on extinguishment	—	—	17,399	—	—	17,399
Issuance of shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of shares of restricted common stock	2,020,697	—	—	—	—	—
Forfeiture of shares of restricted common stock	(280,997)	—	—	—	—	—
Stock-based compensation expense	—	—	16,421	—	—	16,421
Other comprehensive loss	—	—	—	—	(305)	(305)
BALANCE—September 30, 2021	50,049,660	$5	$635,296	$(422,350)	$(296)	$212,655

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2022	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(175,987)	—	(175,987)
Issuance of shares of restricted common stock	4,350,642	1	—	—	—	1
Forfeiture of shares of restricted common stock	(233,561)	—	—	—	—	—
Exercise of prefunded warrants	3,013,850	—	15,039	—		15,039
Issuance of common stock for settlement of seller note	292,887	—	767	—	—	767
Issuance of common stock, net of issuance costs	7,003,332	1	27,006	—	—	27,007
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Issuance of common stock	23,362	—	43	—	—	43
Loss on initial issuance of equity	—	—	18,669	—	—	18,669
Issuance of warrants to contractors	—	—	1,137	—	—	1,137
Stock-based compensation expense	—	—	8,446	—	—	8,446
Other comprehensive loss	—	—	—	—	(1,087)	(1,087)
BALANCE—September 30, 2022	69,540,749	$7	$705,775	$(604,946)	$(1,555)	$99,281

See notes to condensed consolidated financial statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2022
OPERATING ACTIVITIES:
Net loss	$(229,415)	$(175,987)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,757	5,763
Provision for sales returns	398	134
Amortization of deferred financing costs and debt discounts	7,730	321
Issuance of common stock	—	43
Stock-based compensation	21,330	11,854
Gain from increase of contingent earn-out liability fair value	(11,949)	(5,240)
Loss in connection with the change in warrant fair value	26,455	2,365
Loss from extinguishment of High Trail December 2020 and February 2021 Term Loan	28,240	—
Loss from extinguishment of High Trail April 2021 Term Loan	106,991	—
Loss from embedded derivative related to term loan	3,254	—
Loss from extinguishment of Credit Facility	1,532	—
Loss on initial issuance of warrant	20,147	—
Gain in connection with settlement of note payable	—	(2,012)
Loss on initial issuance of equity	—	18,669
Impairment loss on goodwill	—	119,941
Impairment loss on intangibles		3,118
Allowance for doubtful accounts and other	4,597	219
Changes in assets and liabilities:
Accounts receivable	(3,765)	5,326
Inventory	(27,531)	2,588
Prepaid and other current assets	(7,219)	3,351
Accounts payable, accrued and other liabilities	13,999	(9,994)
Cash used in operating activities	(40,449)	(19,541)
INVESTING ACTIVITIES:
Purchase of fixed assets	(14)	(29)
Purchase of Healing Solutions assets	(15,250)	—
Purchase of Photo Paper Direct, net of cash acquired	(10,583)	—
Purchase of Squatty Potty assets	(19,040)	—
Cash used in investing activities	(44,887)	(29)
FINANCING ACTIVITIES:
Proceeds from warrant exercise	9,051	—
Proceeds from cancellation of warrant	16,957	—
Proceeds from equity offering, net of issuance costs	36,735	—
Proceeds from equity offering	8,749	27,007
Repayments on note payable to Smash	(9,254)	(2,868)
Borrowings from MidCap credit facility	14,630	107,678
Repayments for MidCap credit facility	(28,274)	(116,924)
Deferred financing costs from MidCap credit facility	(151)	—
Repayments for High Trail December 2020 Note and February 2021 Note	(59,500)	—
Borrowings from High Trail February 2021 Note and warrants	14,025	—
Repayments for High Trail April 2021 Note	(10,139)	—
Borrowings from High Trail April 2021 Note and warrants	110,000
Debt issuance costs from High Trail February 2021 Note	(1,462)	—
Debt issuance costs from High Trail April 2021 Note	(2,202)	—
Payment for squatty earn-out	(3,988)	(3,983)
Insurance obligation payments	(2,329)	(1,778)
Insurance financing proceeds	2,424	2,099
Cash provided by financing activities	95,272	11,231
EFFECT OF EXCHANGE RATE ON CASH	(434)	(936)
NET CHANGE IN CASH AND RESTRICTED CASH FOR PERIOD	9,502	(9,275)
CASH AND RESTRICTED CASH AT BEGINNING OF PERIOD	30,097	38,315
CASH AND RESTRICTED CASH AT END OF PERIOD	$39,599	$29,040
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	$37,470	$25,997
RESTRICTED CASH—Prepaid and other assets	2,000	2,914
RESTRICTED CASH—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$39,599	$29,040

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$4,989	$1,409
Cash paid for taxes	$41	$58
Non-cash consideration paid to contractors	$4,032	$1,137
Modification of warrants between equity and liability	$75,826	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount	$2,475	$—
Fair value of contingent consideration	$20,971	$—
Discount of debt relating to warrants issuance	$50,695	$—
Notes Payable of acquisition	$16,550	$—
Issuance of common stock in connection with Healing Solutions and Photo Paper Direct acquisitions	$50,529	$—
Issuance of common stock - debt repayment	$125,562	$—
Issuance of common stock related to exercise of warrants	$—	$767
Fair value of warrants issued in connection with equity offering	$—	$18,982
Issuance of Common Stock	$—	$43
Exercise of prefunded warrants	$—	$15,039

See notes to condensed consolidated financial statements.

Aterian, Inc.

Notes to condensed consolidated financial statements

For the Three and Nine Months Ended September 30, 2021 and 2022 (Unaudited)

(In thousands, except share and per share data)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc., formerly known as Mohawk Group Holdings, Inc., and its subsidiaries (“Aterian” or the “Company”), is a technology-enabled consumer products platform that builds, acquires and partners with e-commerce brands. The Company’s proprietary software and agile supply chain helps create a growing base of consumer products. Aterian predominantly operates through online retail channels such as Amazon and Walmart, Inc. The Company owns and operates its many brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essentials oils.

Headquartered in New York, Aterian’s offices can also be found in China, the Philippines and Poland.

Going Concern—As of September 30, 2022, the Company had total cash and cash equivalents of $26.0 million and an accumulated deficit of $605.0 million. In addition, the Company’s net loss and net cash used in operating activities amounted to $176.0 million and $19.5 million, respectively, for the nine months ended September 30, 2022.

On September 29, 2022, the Company entered into a securities purchase agreement for 10,643,034 shares of common stock and accompanying warrants to purchase 10,643,034 shares of common stock for the gross proceeds of $20.2 million which were received upon closing on October 4, 2022. See Note 6.

As an emerging growth company, the Company has been dependent on outside capital through the issuance of equity to investors and borrowings from lenders (collectively “outside capital”) since its inception to execute its growth strategy of investing in organic growth at the expense of short-term profitably and investing in incremental growth through mergers and acquisitions (“M&A strategy”). In addition, the Company’s recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and the Supply Chain section below). As a result, the Company has incurred significant losses and will remain dependent on outside capital for the foreseeable future until such time that the Company can realize its strategy of growth by generating profits through its organic growth and M&A strategy, and reduce its reliance on outside capital.

Given the inherent uncertainties associated with executing the Company’s growth strategy, as well as the uncertainty associated with the ongoing COVID19 global pandemic, recent record increases in inflation and related global supply chain disruption, management can provide no assurances the Company will be able to obtain sufficient outside capital or generate sufficient cash from operations to fund the Company’s obligations as they become due over the next twelve months from the date these consolidated financial statements were issued.

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

Since its inception, the Company has been able to successfully raise a substantial amount of outside capital to fund the Company’s growth strategy including the October 4, 2022 offering where the Company raised $20.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. While management believes the Company will be able to secure additional outside capital in the future, no assurances can be provided that such capital will be obtained or on terms that are acceptable to the Company. Furthermore, given the inherent uncertainties associated with the Company’s growth strategy, the Company may be unable to remain in compliance with the financial covenants required by the MidCap Credit Facility over the next twelve months. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern.

In order to alleviate substantial doubt, management plans to continue to closely monitor its operating forecast, pursue additional sources of outside capital, and pursue its M&A strategy. If the Company is (a) unable to improve its operating results, (b) obtain additional outside capital on terms that are acceptable to the Company to fund the Company’s operations and M&A strategy, and/or (c) secure a waiver or forbearance from the lender if the Company is unable to remain in compliance with the financial covenants required by the MidCap Credit Facility, the Company will have to make significant changes to its operating plan, such as delay expenditures, reduce investments in new products, delay the development of its software, reduce its sale and distribution infrastructure, or otherwise significantly reduce the scope of its business. Moreover, if the Company breaches the financial covenants 11 required by the MidCap Credit Facility and fails to secure a waiver or forbearance from the lender, such breach or failure could accelerate the repayment of the outstanding borrowings under the MidCap Credit Facility or the exercise of other rights or remedies the lender may have under applicable law. Management can provide no assurance a waiver or forbearance will be granted or the outstanding borrowings under the MidCap Credit Facility will be successfully refinanced on terms that are acceptable to the Company.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of items of a normal and recurring nature) necessary to present fairly the financial position as of September 30, 2022, the results of operations for the three and nine months ended September 30, 2021 and 2022, the statements of stockholders’ equity for the three and the nine months ended September 30, 2021 and 2022, and cash flows for the nine months ended September 30, 2021 and 2022. The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full fiscal year.

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

Restricted Cash— As of December 31, 2021, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, $2.0 million related to a letter of credit and $5.9 million for cash sweep accounts related to the MidCap Credit Facility within “prepaid and other current assets” on the condensed consolidated balance sheets. As of September 30, 2022, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the condensed consolidated balance sheets, $2.0 million related to a letter of credit and $0.9 million for cash sweep accounts related to the MidCap Credit Facility within “prepaid and other current assets” on the condensed consolidated balance sheets.

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended September 30, 2021
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$64,920	$2,046	$66,966
Other	1,155	—	1,155
Total net revenue	$66,075	$2,046	$68,121

	Three Months Ended September 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$62,818	$2,530	$65,348
Other	978	—	978
Total net revenue	$63,796	$2,530	$66,326

	Nine Months Ended September 30, 2021
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$178,218	$4,138	$182,356
Other	2,090	—	2,090
Total net revenue	$180,308	$4,138	$184,446

	Nine Months Ended September 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$158,399	$4,415	$162,814
Other	3,454	—	3,454
Total net revenue	$161,853	$4,415	$166,268

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended September 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$29,988	$27,179
Kitchen appliances	8,084	10,504
Health and beauty	1,273	3,661
Personal protective equipment	1,298	516
Cookware, kitchen tools and gadgets	5,221	5,128
Home office	4,190	3,045
Housewares	10,418	8,787
Essential oils and related accessories	5,722	6,262
Other	1,927	1,244
Total net revenue	$68,121	$66,326

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$62,968	$56,835
Kitchen appliances	29,208	27,438
Health and beauty	6,736	12,452
Personal protective equipment	2,957	1,565
Cookware, kitchen tools and gadgets	16,867	14,229
Home office	7,710	10,077
Housewares	26,709	23,478
Essential oils and related accessories	23,017	17,102
Other	8,274	3,092
Total net revenue	$184,446	$166,268

Goodwill—The Company operates under one business component which is the same as its reporting unit based on the guidance in ASC Topic 350-20.

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2022, we had events and conditions in the first quarter and third quarter that required an interim assessment of goodwill.

We evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses.

The Company engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in September 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method, while also taking into consideration our market capitalization. Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and the Company’s market capitalization.

Due to the sustained decline in the Company’s stock price leading up to and subsequent to September 30, 2022, the Company used the market capitalization as of September 30, 2022 to determine the fair value of the reporting unit. As a result, the Company has determined that the goodwill was fully impaired as of September 30, 2022 and recorded a goodwill impairment charge of $90.9 million in the three months ended September 30, 2022. The Company also assessed its goodwill during the three months ended March 31, 2022 and previously recorded an impairment charge of $29.0 million during the three months ended March 31, 2022. For the nine months ended September 30, 2022, the total goodwill impairment was approximately $119.9 million.

Intangibles—The Company reviews long-lived intangible assets for impairment when performance expectations, events, or changes in circumstances indicate that the asset's carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows by comparing the carrying value of the asset group to the undiscounted cash flows. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique.

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. The company assessed the recoverability of the related intangible assets by using level 3 inputs and comparing carrying value of an asset group to the net undiscounted cash flows expected to be generated to determine if carrying value is not recoverable. The recoverability test indicated that certain definite-lived trademark intangible assets were impaired which resulted in an impairment charge. The Company recorded an intangible impairment charge of $3.1 million in the three months ended September 30, 2022 within impairment loss on intangibles on the condensed consolidated statement of operations.

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At September 30, 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2021 and September 30, 2022 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the prefunded warrants and stock purchase warrants issued in connection with he Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the prefunded warrants and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the prefunded warrants and the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2021
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$30,317	$—	$—
Restricted cash	7,998	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations	—	—	9,223

	September 30, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3

Assets:
Cash and cash equivalents	$25,997	$—	$—
Restricted cash	3,043	—	—
Liabilities:
Fair value of contingent earn-out considerations	—	—	—
Fair value of warrant liability	—	—	6,308

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the nine months ended September 30, 2022 is as follows (in thousands):

Balance at December 31, 2021	$9,223
Change in fair value of contingent earn-out liability	(5,240)
Payment of contingent earn-out liability	(3,983)
Balance at September 30, 2022	$—

Balance at December 31, 2021	$—
Issuance of warrants in connection with offering	18,982
Change in fair value of warrant liability	2,365
Exercise of prefunded warrants	(15,039)
Balance at September 30, 2022	$6,308

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

Under the alternative modified retrospective transition approach, the reported results for 2022 reflect the application of ASC 842 guidance, whereas comparative periods and the respective disclosures prior to the adoption of ASC 842 are presented using the legacy guidance of ASC 840. The Company recorded an aggregate of approximately $0.7 million of right-of-use assets and a corresponding $0.7 million of lease liabilities upon adoption of this standard. Current Right-of-use assets of $0.2 million and corresponding lease liabilities are included in the prepaid and other current assets and accrued and other current liabilities line item respectively on the condensed consolidated balance sheets. Non-current Right-of-Use Assets of $0.1 million and corresponding lease liabilities are included in the prepaid and other non-current assets and accrued and other non-current liabilities line item respectively on the condensed consolidated balance sheets. The adoption of the standard did not have a material impact on the condensed consolidated statements of operations, or condensed consolidated statements of cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes. This ASU provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intra-period tax allocation, among others. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its condensed consolidated financial statements and will adopt it as of January 2023.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its condensed consolidated financial statements and will adopt it as of January 2023.

In September 2022, the FASB issued ASU 2022-04, Disclosures for Supplier Finance Arrangements. The amendments in this Update enhances the transparency of supplier finance programs. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 except for amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its condensed consolidated financial statements and will adopt it as of January 2023.

3.
INVENTORY

Inventory consisted of the following as of December 31, 2021 and September 30, 2022:

	December 31, 2021	September 30, 2022
	(in thousands)
Inventory on-hand	$48,079	$54,267
Inventory in-transit	14,966	6,190
Inventory	$63,045	$60,457

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $8.4 million and $12.5 million as of December 31, 2021 and September 30, 2022, respectively.

4.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaids and other current assets consisted of the following as of December 31, 2021 and September 30, 2022:

	December 31, 2021	September 30, 2022
	(in thousands)
Prepaid inventory	$4,137	$1,952
Restricted cash	7,998	2,914
Prepaid insurance	2,440	2,519
Consulting fees	2,263	—
Prepaid logistics costs	2,865	860
Right-of-Use-Asset (1)	—	241
Other	1,331	1,973
Prepaid and other current assets	$21,034	$10,459

(1)
On January 1, 2022, the Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities upon adoption of ASC 842. Current Right-of-use assets of $0.2 million and corresponding lease liabilities are included in the prepaid and other current assets and accrued and other current liabilities line items respectively on the condensed consolidated balance sheets as of September 30, 2022. See the discussion for the adoption of the lease accounting standard described in Note 2.
5.
ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and September 30, 2022:

	December 31, 2021	September 30, 2022
	(in thousands)
Accrued compensation costs	$162	$199
Accrued professional fees and consultants	331	305
Accrued logistics costs	578	1,058
Product related accruals	2,984	1,516
Sales tax payable	678	1,251
Sales return reserve	590	724
Accrued fulfillment expense	744	949
Accrued insurance	967	1,680
Federal payroll taxes payable	4,449	1,416
Accrued interest payable	338	183
Accrued legal	375	3,191
Right-of-Use-Liabilities (1)	—	252
All other accruals	5,425	1,809
Accrued and other current liabilities	$17,621	$14,533

(1)
On January 1, 2022, the Company recorded an aggregate of approximately $0.7 million of right-of-use assets and corresponding $0.7 million of lease liabilities upon adoption of ASC 842. Current Right-of-Use Liabilities of $0.2 million and corresponding lease liabilities are included in the accrued and other current liabilities line item respectively on the condensed consolidated balance sheets as of September 30, 2022. See the discussion for the adoption of the lease accounting standard described in Note 2.

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.
CREDIT FACILITY, TERM LOANS AND WARRANTS

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

High Trail Letter Agreements and Omnibus Amendment

On August 9, 2021, pursuant to those certain Letter Agreements entered into between the Company and High Trail with respect to each of the April 2021 Notes (collectively, the “August Letter Agreements”), High Trail notified the Company that High Trail declared an event of default under the April 2021 Notes as a result of the Company’s Adjusted EBITDA (as defined in the April 2021 Notes) not being equal to at least $12 million for the 12 month period ended June 30, 2021 and further notified the Company that High Trail immediately accelerated a total of $18.7 million of the principal amount of the April 2021 Notes, requiring the Company to immediately pay $21.5 million (such amount equal to 115% of the principal amount that was accelerated, as required under the terms of the April 2021 Notes, plus $0.3 million of accrued but unpaid interest on the principal amount that was accelerated) (the “Current Event of Default Acceleration Amount”). Pursuant to the August Letter Agreements, the Company agreed, among other things, to pay the Current Event of Default Acceleration Amount in cash by August 9, 2021 and that any portion not paid in cash would be paid in shares of the Company’s common stock under the terms of the April 2021 Notes, with the number of shares issuable equal to the unpaid Current Event of Default Acceleration Amount divided by 80% of the lesser of (i) the Daily VWAP (as defined in the April 2021 Notes) on August 9, 2021 and (ii) the average of the lowest two (2) Daily VWAPs during the ten (10) day VWAP trading period ending on August 9, 2021. Pursuant to the August Letter Agreements, High Trail waived the events of default relating to the Company’s failure to satisfy the Adjusted EBITDA covenant under the April 2021 Notes, effective upon the payment in cash of $10.1 million of the Current Event of Default Acceleration Amount and the issuance of the shares of the Company’s common stock for the remaining $11.7 million of the Current Event of Default Acceleration Amount. The Company paid High Trail an aggregate of $10.1 million in cash on August 9, 2021 and in accordance with the April 2021 Notes and the August Letter Agreements, paid the remaining $11.7 million of the Current Event of Default Acceleration Amount by issuing to High Trail an aggregate of 2,841,251 shares of common stock (with the shares issued at a price of $4.1007 per share, which was, in accordance with the April 2021 Notes, equal to 80% of the Daily VWAP on August 9, 2021). In connection with the August Letter Agreements, on August 9, 2021, the Company also entered into an Omnibus Amendment to Senior Secured Notes Due 2024 and Warrants to Purchase Common Stock with High Trail (the “Omnibus Amendment”), whereby: (i) the Company agreed to increase the minimum cash threshold covenant in the April 2021 Notes from $15.0 million to $30.0 million through October 31, 2021; (ii) the Company agreed to add a liquidity covenant to the April 2021 Notes whereby it must have liquidity, on each day through October 31, 2021, calculated as (A) inventory, net, plus (B) accounts receivable, net (each determined in accordance with GAAP) in an aggregate minimum amount equal to $65.0 million less (C) any amount of cash and cash equivalents in excess of $30 million; (iii) the definition of “Permitted Investment” in the April 2021 Notes was modified such that the consent of High Trail was now required for certain merger and acquisition activity; (iv) the Company agreed that the exercise prices of the following warrants to purchase shares of the Company’s common stock previously issued to High Trail will be modified to be equal to the lesser of: (X) the closing price of the Company’s common stock on August 9, 2021 or (Y) the VWAP of the Company’s common stock on August 9, 2021: (1) the February Warrant; (2) the Additional Warrant; and (3) the Warrants (collectively, the “High Trail Warrants”); (v) High Trail agreed that it would not exercise the High Trail Warrants prior to October 17, 2021 (the day that was 60 days after the registration statement registering for resale the 2,666,667 shares of common stock the Company issued on June15, 2021 was declared effective); and (vi) if, at any time on or after January 7, 2022, High Trail is unable to exercise the High Trail Warrants due to the agreement described in clause (v), the Company agreed to pay High Trail, as liquidated damages, a cash payment that will be equal to (a) the weighted average price of the Company’s common stock on the date High Trail seeks to exercise any of the High Trail Warrants, minus the then-current exercise price of the High Trail Warrants, multiplied by (b) the number of shares subject to the High Trail Warrants that it then desires to exercise.

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

MidCap Credit Facility – December 2021

On December 22, 2021, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) together with certain of its subsidiaries party thereto as borrowers, the entities party thereto as lenders (the “Lenders”), and MidCap, as administrative agent, pursuant to which, among other things, (i) the Lenders agreed to provide a three year revolving credit facility in a principal amount of up to $50.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) the Company agreed to issue to MidCap Funding XXVII Trust a warrant (the “MidCap Warrant”) to purchase up to an aggregate of 200,000 shares of common stock of the Company, par value $0.0001 per share, in exchange for the Lenders extending loans and other extensions of credit to the Company under the Credit Agreement. On December 22, 2021, the Company used $27.6 million of the net proceeds from the initial loan under the Credit Agreement to repay all remaining amounts owed under those certain senior secured promissory notes issued by the Company to High Trail Investments SA LLC and High Trail Investments ON LLC in an initial principal amount of $110.0 million, as amended (the “Terminated Notes”). The obligations under the Credit Agreement are a senior secured obligation of the Company and rank senior to all indebtedness of the Company. Borrowings under the Credit Agreement bear interest at a rate per annum equal to 5.50%, plus, at the Company’s option, either a base rate or a LIBOR rate. The Company will also be required to pay a commitment fee of 0.50% in respect of the undrawn portion of the commitments, which is generally based on average daily usage of the facility during the immediately preceding fiscal quarter. The Credit Agreement does not require any amortization payments. The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million of cash on hand. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. The Company was in compliance with the financial covenants contained within the Credit Agreement as of September 30, 2022. The Company had approximately $0.0 million and $4.0 million of availability on the Midcap Credit Facility as of December 31, 2021 and September 30, 2022, respectively. The MidCap Warrant has an exercise price of $4.70 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, was immediately exercisable, has a term of ten years from the date of issuance and is exercisable on a cash or cashless basis. The Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation, it concluded that the MidCap Warrant should be classified as equity with no subsequent remeasurement at each quarter so long as such warrants remain to be classified as equity.

The Company’s credit facility consisted of the following as of December 31, 2021 and September 30, 2022:

	December 31, 2021	September 30, 2022
	(in thousands)
MidCap Credit Facility – December 2021	$34,119	$24,873
Less: deferred debt issuance costs	(691)	(518)
Less: discount associated with issuance of warrants	(583)	(436)
Total MidCap Credit Facility – December 2021	$32,845	$23,919

Interest Expense, Net

Interest expense, net consisted of the following for the three and nine months ended September 30, 2021 and 2022:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022
	(in thousands)		(in thousands)
Interest expense	$2,919	$904	$12,470	$2,043
Interest income	(133)	—	(593)	—
Total Interest expense, net	$2,786	$904	$11,877	$2,043

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of September 30, 2022, the Company has $6.3 million as the liability related to the Warrants.

On September 29, 2022, the Company entered into securities purchase agreements (the “September Purchase Agreements”) with certain accredited investors, pursuant to which, among other things, the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 10,643,034 shares of its Shares and accompanying warrants to purchase an aggregate of 10,643,034 shares of its common stock. 10,526,368 of the Shares and the accompanying warrants to purchase 10,526,368 shares of common stock were sold to certain accredited Purchasers that are not affiliated with the Company at a combined offering price of $1.90 per share and accompanying warrant to purchase one share of common stock. The remaining 116,666 of the Shares and the accompanying warrants to purchase 116,666 shares of common stock were sold to certain insiders of the Company, comprised of the Company’s President and Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Global Head of M&A and Chief Technology Officer, at a combined offering price of $2.10 per share and accompanying warrant to purchase one share of common stock.

The Registered Direct Offering closed on October 4, 2022 and the Company issued and sold an aggregate of 10,643,034 shares of common stock to the Purchasers. The gross proceeds to the Company from the Registered Direct Offering were approximately $20.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company currently intends to use the net proceeds from the Registered Direct Offering for working capital purposes, the conduct of its business and other general corporate purposes, which may include acquisitions, investments in or licenses of complementary products, technologies or businesses.

Pursuant to the ASC 815-40, the September Purchase Agreement represents a legally binding contract that meets the definition of a firm commitment and as such the Company recorded a derivative related to the offering of common stock (“forward contract”) and associated warrants for the three months ended September 30, 2022. The Company also concluded both the forward contract and the warrants should be classified within stockholders’ equity within the condensed consolidated balance sheet as of September 30, 2022. Additionally, the Company recorded $12.8 million derivative expense derived from the excess of the fair-value of the issuances of equity of common shares and common stock warrants over the anticipated proceeds to be received by the Company. This expense was recorded in loss on initial issuance of equity on the condensed consolidated statement of operations for the nine months ended September 30, 2022.

7.
STOCK-BASED COMPENSATION

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of September 30, 2022, 81,935 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of September 30, 2022, 672,979 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Board adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of September 30, 2022, no shares were reserved for future issuance and there were no longer any awards outstanding under the 2019 Equity Plan. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date of the shares granted under the 2019 Equity Plan a number of times and the last remaining shares granted under the 2019 Equity Plan vested on March 14, 2022. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carried dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch up expense and the remaining expense was recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) was terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock were to vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting should not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting should not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares were automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 2,700,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of September 30, 2022, 710,000 shares had been granted pursuant to the Inducement Plan and 1,990,000 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the nine months ended September 30, 2022:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2022	522,905	$9.25	6.77	$25,971
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options cancelled	(154,309)	$9.24	—	$—
Balance—September 30, 2022	368,596	$9.26	6.14	$—
Exercisable as of September 30, 2022	368,596	$9.26	6.14	$—
Vested and expected to vest as of September 30, 2022	368,596	$9.26	6.14	$—

As of September 30, 2022, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the nine months ended September 30, 2022 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2022	2,106,180	$14.94
Granted	4,350,642	$3.17
Vested	(1,622,006)	$8.31
Forfeited	(233,561)	$14.79
Nonvested at September 30, 2022	4,601,255	$5.25

As of September 30, 2022, the total unrecognized compensation expense related to unvested shares of restricted common stock was $22.1 million, which the Company expects to recognize over an estimated weighted-average period of 2.38 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and nine months ended September 30, 2021 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands)		(in thousands)
Sales and distribution expenses	$2,444	$999	$4,968	$4,228
Research and development expenses	1,776	511	3,880	1,418
General and administrative expenses	5,350	1,433	12,482	6,208
Total stock-based compensation expense	$9,570	$2,943	$21,330	$11,854

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Net loss	$(110,556)	$(116,902)	$(229,415)	$(175,987)
Weighted-average number of shares outstanding used in computing net loss per share, basic and diluted	35,359,999	64,648,650	30,383,375	63,397,196
Net loss per share, basic and diluted	$(3.13)	$(1.81)	$(7.55)	$(2.78)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	4,822,387	13,054,457	5,168,431	9,238,156

9.
COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2021 and September 30, 2022, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $1.3 million. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying condensed consolidated financial statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. As such, the Company has fully reserved $4.1 million within prepaid and other current assets on its consolidated financial statements during the year-ended December 31, 2021. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of September 30, 2022.

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

The proposed settlement was preliminarily approved by the Court on May 6, 2022, and the Company thereafter paid $1.3 million into the designated escrow. On September 12, 2022, the Court entered a final judgment approving the class action settlement. The claims administrator is in the process of distributing funds to claimants. The Company does not anticipate any further action in this matter.In connection with the settlement, the Company accrued approximately $1.3 million during the year ended December 31, 2021 and paid approximately $1.3 million in the second quarter of 2022.

Shareholder Derivative Actions Related to the Securities Class Action—On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action, and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event the Company is held liable in the Securities Class Action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. The Company believes the allegations are without merit and intends to vigorously defend against these actions. The Company and the parties to this action have tentatively agreed to settle the matter pursuant to which the Company shall make certain governance reforms and pay up to $0.3 million to plaintiff’s counsel. This settlement is subject to negotiation and execution of final settlement documents and court approval. If this process does not succeed, the Company is prepared to continue the full defense of this action. The Company and its codefendants denied, and continue to deny, that these allegations have any merit.

Investor Contract Action—On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (the “Investor”) sued the Company in the Supreme Court of the State of New York, New York County, alleging that the Company breached the Securities Purchase Agreement, dated June 10, 2021 (the “Purchase Agreement”), pursuant to which the Investor purchased 400,000 shares of the Company’s common stock, for an aggregate price of approximately $6.0 million. The Investor contended that certain of the representations and warranties made by the Company in the Purchase Agreement concerning its financial condition and the accuracy of its prior disclosures were untrue and that the Company breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when the Company resolved certain defaults with High Trail. The parties reached a settlement agreement for $1.6 million. In this action, the Company denied, and it continues to deny, the Investor’s allegations, and the settlement agreement contains no admission of wrongdoing; the Company nevertheless determined that a resolution was warranted to minimize the costs and risks of ongoing litigation. The Company recorded a $1.6 million expense in general and administrative expenses on the condensed consolidated statement of operations for the three months ended September 30, 2022.

Mueller Action—In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller Austria brand (the “Mueller Action”). In April 2022, the parties reached an agreement in principle to resolve this potential action for $0.5 million in cash and $0.3 million worth of coupons, which the Company accrued $0.8 million in the three months ended March 31, 2022, subject to negotiation and the execution of final settlement documents and court approval. If that process does not succeed, the Company is prepared to continue the full defense of this action.

Sentia Wellness Action—On June 7, 2022, Sentia Wellness Inc. (“Sentia”) filed an action in Multnomah County, Oregon against Boris Jordan; Measure 8 Ventures, LP; Gron Ventures Fund I, LP; Zola Global Investors Ltd.; Anson Advisors Inc.; AC Anson Investments Ltd.; Anson Investments Master Fund LP; Anson Opportunities Master Fund LP; Serendipity SPC -Trimble Fund SP; Lapid Us Investments LLC; Hadron Healthcare and Consumer Special Opportunities Master Fund; Alliance Global Partners LLC; Sunny Puri; Juan Martinez; Peter Clateman; Wilder Ramsey; Gregory Crowe; Igor Gimelshtein; Tarik Ouass; Andrea Oriani; Marco D’attanseo; Afzal Hasan; and the Company. Sentia asserts claims for breach of fiduciary duty, breach of duty of good faith and fair dealing, intentional interference with prospective economic relations, intentional interference with contractual relationship, negligent misrepresentation, and unjust enrichment against various of these defendants, based on the allegation that Sentia’s debt holders conspired to take control of Sentia and direct its resources and acquisition efforts to the debt holders’ individual financial interests. Sentia alleges that Aterian—then known as Mohawk—contemplated a partial acquisition of Sentia that played some role in these events. The Company believes this to be a nuisance lawsuit and that it has been improperly named in such action. The Company filed a motion to dismiss the pleadings with the Court on September 12, 2022 and the Company filed a brief in support of this motion October 25, 2022. Regardless, the Company intends to vigorously defend against this action. Nevertheless, the outcome of this legal proceeding remains uncertain. Based on information available to the Company at present, the Company cannot reasonably estimate a range of loss for this action.

Earn-out Payment Dispute—On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Mr. Eitan and Mr. Nir, who believe they are entitled to the full earnout under the terms of the PPD Stock Purchase Agreement, whereas the Company believes they are not. Mr. Eitan and Mr. Nir filed a motion to compel arbitration in the Southern District of New York on September 14, 2022. The Company filed its motion to oppose such motion on October 28, 2022, believes its calculations are accurate and intends to vigorously defend itself.

Leases—There were no new significant leases or embedded leases identified with the adoption of the lease accounting standard described in Note 2. The Company’s minimum lease liabilities has not changed significantly during the nine months ended September 30, 2022.

Seller Note—On March 22, 2022, the Company entered into a settlement agreement with Truweo, pursuant to which the Company satisfied the outstanding seller note for 292,887 shares and recorded $2.0 million gain on extinguishment of debt on the condensed consolidated statement of operations for the three months ended March 31, 2022.

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

In addition, Healing Solutions would be entitled to receive 170,042 shares of common stock (up to a maximum of 280,000 shares pursuant to certain terms and valuation at the measurement date) in respect of certain inventory. The shares would be issued to Healing Solutions following the final determination of inventory values pursuant to the terms of the Asset Purchase Agreement, which determination is expected to occur approximately nine to ten months following the Closing Date and such shares will be subject to vesting restrictions which will lapse on the date that is the one-year anniversary after the Closing Date. Pursuant to the terms of the Asset Purchase Agreement, Healing Solutions was required to use its commercially reasonable efforts to identify one or more suppliers of finished goods inventory of all SKUs that constitute assets acquired in the Asset Purchase (“New Suppliers”) and to initiate discussions with such New Suppliers for the purpose of negotiating new supply agreements between the Company or its affiliates, on the one hand, and the New Supplier, on the other hand, for the purchase of such SKUs following the Closing on terms acceptable to the Company in its sole discretion, acting reasonably. If, on or before the date that is 15 months after the Closing Date, an Earn-Out Consideration Event (as defined in the Asset Purchase Agreement) had occurred, then Healing Solutions was to be entitled to receive up to a maximum of 528,670 shares of common stock, which number of shares was subject to reduction in accordance with the terms of the Asset Purchase Agreement based on the time period within which the Earn-Out Consideration Event occurs. In November 2021, the Company issued 1.4 million shares of common stock in full settlement of the Earn-Out. As of December 31, 2021, there was no remaining earn-out liability related to Healing Solutions. See the discussion below under the heading Contingent Earn-Out Liability Considerations of this Note 10 for additional information.

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

Pro Forma Information

The Company had no acquisitions for the three and nine months ended September 30, 2022.

The following unaudited pro forma information illustrates the impact of the acquisitions on the Company’s net revenue for the three and nine months ended September 30, 2021. The acquisitions are reflected in the following pro forma information as if the acquisitions had occurred on January 1, 2021.

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
	(in thousands)
Net revenue as reported	$68,121	$184,446
Healing Solutions net revenue (1)	—	4,600
Squatty Potty net revenue (2)	—	6,024
Photo Paper Direct net revenue (3)	—	6,807
Net revenue pro forma	$68,121	$201,877

Operating loss as reported	$(7,527)	$(30,812)
Healing Solutions income (1)	—	382
Squatty Potty income (2)	—	1,772
Photo Paper Direct income (3)	—	2,114
Operating loss pro forma	$(7,527)	$(26,544)

(1)
In the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021, net revenue as reported includes $6.8 million and $27.1 million of net revenue, respectively, from this acquisition. For the three and nine months ended September 30, 2021, operating loss as reported, includes $1.1 million and $6.3 million of operating income, respectively, from this acquisition.

(2)
In the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021, net revenue as reported includes $3.2 million and $5.4 million of net revenue, respectively, from this acquisition. For the three and nine months ended September 30, 2021, operating loss as reported, includes $2.0 million and $2.8 million of operating income, respectively, from this acquisition.

(3)
In the accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2021, net revenue as reported includes $4.2 million and $7.2 million of net revenue, respectively, from this acquisition. For the three and nine months ended September 30, 2021, operating loss as reported, includes $1.5 million and $2.1 million of operating income, respectively, from this acquisition.

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

Contingent Earn-Out Liability Considerations

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income (loss).

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

As of December 31, 2021, the fair value amount of the earn-out payment was appropriately $5.2 million. As of September 30, 2022, there is no remaining earn-out liability related to Smash Assets.

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

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of September 30, 2022, there is no remaining earn-out liability related to Squatty Potty.

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

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands) as of September 30, 2022 (in thousands):

	September 30, 2022
	Smash Assets	Healing Solutions	Squatty Potty	Photo Paper Direct	Total
Balance—December 31, 2021	$5,240	$—	$3,983	$—	$9,223
Change in fair value of contingent earn-out liabilities	(5,240)	—	—	—	(5,240)
Payment of contingent earn-out liability	—	—	(3,983)	—	(3,983)
Balance—September 30, 2022	$—	$—	$—	$—	$—

11.
GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2020	For the year ended December 31, 2021		December 31, 2021
	Gross Carrying Amount	Additions	Impairments	Net Book Value
Goodwill	$47,318	$72,623	$—	$119,941
-

	December 31, 2021	Nine Months Ended September 30, 2022		September 30, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Net Book Value
Goodwill	$119,941	$—	$(119,941)	$—

(1)
The Company evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. The Company believes that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, the Company concluded a triggering event had occurred and performed interim goodwill impairment analyses determining that our goodwill was fully impaired as of September 30, 2022. As a result, the Company recorded a goodwill impairment charge of approximately $90.9 million in the three months ended September 30, 2022. The Company also had a triggering event during the three months ended March 31, 2022 and recorded an impairment charge of $29.0 million. For the nine months ended September 30, 2022, total goodwill impairment was approximately $119.9 million.

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2021 and September 30, 2022 (in thousands):

	December 31, 2020	For the year ended December 31, 2021			December 31, 2021
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$31,810	$34,100	$—	$(6,332)	$59,578
Non-competition agreement	111	—	—	(54)	57
Transition services agreement	23	—	—	(23)	—
Customer relations	—	5,700	—	(380)	5,320
Other	—	700	—	(700)	—
Total intangibles	$31,944	$40,500	$—	$(7,489)	$64,955

	December 31, 2021	Nine Months Ended September 30, 2022			September 30, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$65,910	$—	$(3,087)	$(11,450)	$51,373
Non-competition agreement	111	—	(31)	(80)	—
Transition services agreement	23	—	—	(23)	—
Customer relations	5,700	—	—	(808)	4,892
Other	700	—	—	(700)	—
Total intangibles	$72,444	$—	$(3,118)	$(13,061)	$56,265

(1) Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, the Company compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million in the three months ended September 30, 2022.

The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2022	$1,701
2023	6,802
2024	6,781
2025	6,740
2026	6,740
Thereafter	27,501
Total	$56,265

12. SUBSEQUENT EVENTS

On October 4, 2022, the Company closed the acquisition of the assets of a brand in the health and wellness category for a purchase price of $0.7 million.

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

Overview

We are a technology-enabled consumer products platform that uses “data science” (which includes machine learning, natural language processing, and data analytics) to design, develop, market and sell products. We were founded on the premise that if a company selling consumer packaged goods was founded today, it would apply data science, the synthesis of massive quantities of data and the use of social proof to validate high caliber product offerings as opposed to over-reliance on brand value and other traditional marketing tactics. Today, we predominantly operate through online retail channels such as Amazon.com (“Amazon”) and Walmart.com (“Walmart”).

We have launched and sold hundreds of SKUs on e-commerce platforms. Through the success of a number of those products we have incubated our own brands. We also have purchased brands and products when we believe it is advantageous. Today, we own and operate brands that sell products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils. Our brands include among others, hOmeLabs; Vremi; Squatty Potty; Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; Spiralizer; Healing Solutions; and Photo Paper Direct.

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

Each of our products typically goes through the Launch phase and depending on its level of success is moved to one of the other phases as further described below:

i.
Launch phase: During this phase, we leverage our technology to target opportunities identified using AIMEE (Artificial Intelligence Marketplace e-Commerce Engine) and other sources. This phase also includes revenue from new product variations and relaunches. During this period of time, due to the combination of discounts and investment in marketing, our net margin for a product could be as low as approximately negative 35%. Net margin is calculated by taking net revenue less the cost of goods sold, less fulfillment, online advertising and selling expenses. These costs primarily reflect the estimated variable costs related to the sale of a product.
ii.
Sustain phase: Our goal is for every product we launch to enter the sustain phase and become profitable, with a target average of positive 15% net margin, within approximately three months of launch on average. Net margin primarily reflects a combination of manual and automated adjustments in price and marketing spend.
iii.
Liquidate phase: If a product does not enter the sustain phase or if the customer satisfaction of the product (i.e., ratings) is not satisfactory, then it will go to the liquidate phase and we will sell through the remaining inventory. Products can also be liquidated as part of inventory normalization especially when steep discounts are required.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
Launches of new products	—	1	40	1

Our growth in direct revenue can be impacted by the timing and the season in which products are launched and any mergers or acquisitions. There was one new product launch in the nine months ended September 30, 2022.

Due to the COVID-19 pandemic’s impact on the global supply chain, we paused the launch of new products at full scale, although we may occasionally launch products if the conditions are right.

The sharp increase in shipping costs has made our target competitive pricing difficult to achieve during the second half of 2021 and throughout 2022 and the current unpredictability of shipping container availability, among other factors, makes it more difficult for us to maintain the required inventory levels, which in turn makes the potential and profitable success of product launches even more difficult to achieve in this current environment. As such, in 2022, we increased our inventory on hand levels for existing products to offset the unpredictability of shipping containers. The current macroeconomic conditions which includes high inflation, interest rate increases and general economic slow-down, has led us to reduce our short-term sales forecasts and causing our inventory onhand levels to be higher than desired (i.e. long inventory). As such, we have and continue to sell inventory at reduced margins to normalize inventory to appropriate levels. Although the current macroeconomic conditions have impacted our sales forecasts, we believe the global demand for goods is decreasing which has led to improvement in shipping container availability and costs. We believe shipping container costs and availability to improve further in 2023.

Although we believe our supply chain will improve in 2023, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this, in addition to the impacts of rising inflation, interest rates and the general economic slow-down on our business. As such there are no assurances that the supply chain will indeed improve in 2023 to our satisfaction.

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

We increased our inventory on hand levels for existing products to offset the unpredictability of shipping containers. The current macroeconomic conditions which includes record inflation, interest rate increases and general economic slow-down, has led us to reduce our short-term sales forecasts and causing our inventory onhand levels to be higher than desired. As such, we have and continue to sell inventory at reduced margins to normalize inventory to appropriate levels. Although the current macroeconomic conditions have impacted our sales forecasts, we believe the global demand for goods is decreasing which has led to improvement in shipping container availability and costs. We believe shipping container costs and availability to improve further in 2023. Although we believe our supply chain will improve in 2023, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this, the COVID-19 pandemic, rising inflation, interest rates and general economic slow-down on our business. As such, there are no assurances that the supply chain will indeed improve in 2023 to our satisfaction.

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

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal and human resources, facility costs, insurance, travel, professional service fees, reserves related to litigation settlements and other general overhead costs, including the costs of being a public company.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) during the year ended December 31, 2021 and the three and nine months ended for September 30, 2022, and term loan interest with High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”) during the year ended December 31, 2021.

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2022

The following table summarizes our results of operations for the three months ended September 30, 2021 and 2022, together with the changes in those items in dollars and percentages:

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
NET REVENUE	$68,121	$66,326	$(1,795)	(2.6)%
COST OF GOODS SOLD	33,946	36,135	2,189	6.4
GROSS PROFIT	34,175	30,191	$(3,984)	(11.7)
OPERATING EXPENSES:
Sales and distribution expenses (1)	32,337	33,792	1,455	4.5
Research and development expenses (1)	2,767	1,706	(1,061)	(38.3)
General and administrative expenses (1)	10,843	10,369	(474)	(4.4)
Impairment loss on goodwill	—	90,921	90,921	100.0
Impairment loss on intangibles	—	3,118	3,118	100.0
Change in fair value of contingent earn-out liabilities	(4,245)	(774)	3,471	81.8
TOTAL OPERATING EXPENSES:	41,702	139,132	97,430	233.6
OPERATING LOSS	(7,527)	(108,941)	(101,414)	(1,347.3)
INTEREST EXPENSE—net	2,786	904	(1,882)	(67.6)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	12,834	12,834	100.0
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1,360	—	(1,360)	(100.0)
LOSS ON EXTINGUISHMENT OF DEBT	106,991	—	(106,991)	(100.0)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	(8,134)	(5,528)	2,606	32.0
OTHER EXPENSE	5	(174)	(179)	(3,580.0)
LOSS BEFORE INCOME TAXES	(110,535)	(116,977)	(6,442)	(5.8)
PROVISION FOR INCOME TAXES	21	(75)	(96)	(457.1)
NET LOSS	$(110,556)	$(116,902)	$(6,346)	(5.7)%

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,
	2021	2022
	(in thousands)
Sales and distribution expenses	$2,444	$999
Research and development expenses	1,776	511
General and administrative expenses	5,350	1,433
Total stock-based compensation expense	$9,570	$2,943

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,
	2021	2022
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	49.8%	54.5%
GROSS PROFIT	50.2%	45.5%
OPERATING EXPENSES:
Sales and distribution expenses	47.5%	50.9%
Research and development expenses	4.1%	2.6%
General and administrative expenses	15.9%	15.6%
Impairment loss on goodwill	0.0%	137.1%
Impairment loss on intangibles	0.0%	4.7%
Change in fair value of contingent earn-out liabilities	(6.2)%	(1.2)%
TOTAL OPERATING EXPENSES:	61.3%	209.7%
OPERATING LOSS	(11.1)%	(164.2)%
INTEREST EXPENSE—net	4.1%	1.4%
LOSS ON INITIAL ISSUANCE OF EQUITY	0.0%	19.3%
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	2.0%	0.0%
LOSS ON EXTINGUISHMENT OF DEBT	157.1%	0.0%
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	-11.9%	(8.3)%
OTHER EXPENSE	0.0%	(0.3)%
LOSS BEFORE INCOME TAXES	-162.3%	(176.4)%
PROVISION FOR INCOME TAXES	0.0%	(0.1)%
NET LOSS	(162.3)%	(176.3)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Direct	$66,075	$63,796	$(2,279)	(3.4)%
Wholesale/Other	2,046	2,530	484	23.7%
Net revenue	$68,121	$66,326	$(1,795)	(2.6)%

Net revenue decreased $1.8 million, or 2.6%, during the three months ended September 30, 2022 to $66.3 million, compared to $68.1 million for the three months ended September 30, 2021. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $2.3 million, or a 3.4% decrease. This was primarily due to softness in consumer demand partially offset by liquidation of higher priced excess inventory. Direct net revenue consists of both organic net revenue and net revenue from our mergers and acquisitions (“M&A”). For the three months ended September 30, 2022, organic revenue was $63.8 million and no revenue from our M&A businesses was recorded. For the three months ended September 30, 2021, organic revenue was $35.4 million and revenue from our M&A was $30.7 million. Our organic revenue increased by $28.4 million, or 80.2%, during the three months September 30, 2022, as compared to the three months ended September 30, 2021, as M&A net revenue has moved into organic net revenue after one year from purchase.

	Three Months Ended September 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$29,988	$27,179
Kitchen appliances	8,084	10,504
Health and beauty	1,273	3,661
Personal protective equipment	1,298	516
Cookware, kitchen tools and gadgets	5,221	5,128
Home office	4,190	3,045
Housewares	10,418	8,787
Essential oils and related accessories	5,722	6,262
Other	1,927	1,244
Total net revenue	$68,121	$66,326

Heating, cooling and air quality accounted for $27.2 million in net revenue for the three months ended September 30, 2022 versus $30.0 million for the three months ended September 30, 2021, a decrease of $2.8 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, and increased sale prices due to global supply chain disruptions.

Kitchen appliances accounted for $10.5 million in net revenue for the three months ended September 30, 2022 compared to $8.1 million in net revenue for the corresponding period in 2021, an increase of $2.4 million primarily due to growth in our existing products.

Housewares accounted for $8.8 million in net revenue for the three months ended September 30, 2022 compared to 10.4 million in net revenue for the corresponding period in 2021, a decrease of $1.6 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions and inventory shorts due to manufacturing delays.

Essential oils and related accessories accounted for $6.3 million in net revenue for the three months ended September 30, 2022 compared to $5.7 million in net revenue for the corresponding period in 2021, an increase of $0.5 million primarily due to growth in our existing products and new products obtained through M&A businesses.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Cost of goods sold	$33,946	$36,135	$2,189	6.4%
Gross profit	$34,175	$30,191	$(3,984)	(11.7)%

Cost of goods sold increased by $2.1 million, from $34.0 million for the three months ended September 30, 2021 to $36.2 million for the three months ended September 30, 2022 primarily by liquidation of high priced excess inventory. The increase in cost of goods sold was attributable to an increase of $12.7 million in cost of goods sold from our M&A businesses partially offset by a decrease of $12.9 million in cost of goods sold from our organic business.

Gross profit decreased from 50.2% for the three-months ended September 30, 2021 to 45.5% for the three months ended September 30, 2022. The decrease in gross profit was primarily due to the increase in shipping container costs and liquidation of high priced excess inventory during the three months ended September 30, 2022. We expect to see impacts in our gross margin for the rest of 2022, due to the cost of shipping containers and due to our expectation of liquidating high priced excess inventory for the remainder of 2022.

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Sales and distribution expenses	$32,337	$33,792	$1,455	4.5%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), increased to $33.8 million for the three months ended September 30, 2022 from $32.3 million for the three months ended September 30, 2021. This increase is primarily attributable to our e-commerce platform commissions, online advertising, selling and logistics expenses increasing due to product mix and increased costs to $29.4 million in the three months ended September 30, 2022 as compared to $26.8 million in the prior period. This has been offset by a decrease in stock-based compensation expense of $1.4 million.

Our sales and distribution fixed costs (i.e. salary and office expenses) also increased to $3.3 million for the three months ended September 30, 2022 from $3.1 million for the three months ended September 30, 2021, primarily due to an increase in headcount expenses for branding, marketing and customer service.

As a percentage of net revenue, sales and distribution expenses increased to 50.9% for the three months ended September 30, 2022 from 47.5% for the three months ended September 30, 2021. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 44.4% for the three months ended September 30, 2022 as compared to 39.4% for the three months ended September 30, 2021. This increase in sales and distribution expenses is predominantly due to product mix, an increase in e-commerce platform service provider fulfillment fees, and an increase in last mile shipping costs, specifically for oversized goods, due to the demand on those third-party providers’ delivery networks.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Research and development expenses	$2,767	$1,706	$(1,061)	(38.3)%

The decrease in research and development expenses was primarily attributable to a decrease of stock-based compensation expense of approximately $1.3 million.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
General and administrative expenses	$10,843	$10,369	$(474)	(4.4)%

The decrease in general and administrative expenses was primarily due to a decrease in stock compensation expense of $3.9 million partially offset by an increase in litigation settlements of $1.8 million, increase in legal costs of $0.9 million and inventory donations of $0.5 million.

Impairment loss on goodwill

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Impairment loss on goodwill	$—	$90,921	$90,921	100.0%

We evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses and determined that our goodwill was fully impaired as of September 30, 2022. As a result, we recorded a goodwill impairment charge of approximately $90.9 million in the three months ended September 30, 2022.

Impairment loss on intangibles

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Impairment loss on intangibles	$—	$3,118	$3,118	100.0%

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million in the three months ended September 30, 2022.

Change in fair value of contingent earn-out liabilities

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Change in fair value of contingent earn-out liabilities	$(4,245)	$(774)	$3,471	(81.8)%

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Interest expense, net	$2,786	$904	$(1,882)	(67.6)%

The decrease in interest expense, net, was primarily related to the payment of the High Trail loan in the prior period which had higher borrowings and interest rates compared to this current period which only includes our MidCap credit facility.

Change in fair market value of warrant liability

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Change in fair market value of warrant liability	$(8,134)	$(5,528)	$2,606	(32.0)%

The change in fair market value of warrant liability during the three months ended September 30, 2022 was related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise as compared to the expense activity during the three months ended September 30, 2021, which was attributable to the issuance of the warrants in connection with the High Trail December 2020 Note and the February 2021 Note and related change in the fair value of warrant liability and loss on initial issuance of warrants for the prior period, which was primarily driven by the extinguishment of the warrants.

Loss on initial issuance of equity

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Loss on initial issuance of equity	$—	$12,834	$12,834	100.0%

We recorded a charge related to the September 29, 2022 securities purchase agreement for common stock and associated warrants for the three months ended September 30, 2022 as we deemed the agreement non cancellable. The $12.8 million expense is derived from the anticipated fair-value of the issuances of equity attributable to the expected issuance of common shares and common stock warrants versus the anticipated proceeds to be received by us. We closed and issued the common stock and associated warrants on October 4, 2022.

Comparison of the Nine Months Ended September 30, 2021 and 2022

The following table summarizes our results of operations for the nine months ended September 30, 2021 and 2022, together with the changes in those items in dollars and percentages:

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
NET REVENUE	$184,446	$166,268	$(18,178)	(9.9)%
COST OF GOODS SOLD	91,464	81,118	(10,346)	(11.3)
GROSS PROFIT	92,982	85,150	(7,832)	(8.4)
OPERATING EXPENSES:
Sales and distribution expenses (1)	96,716	88,632	(8,084)	(8.4)
Research and development expenses (1)	7,220	4,582	(2,638)	(36.5)
General and administrative expenses (1)	31,807	29,481	(2,326)	(7.3)
Impairment loss on goodwill	—	119,941	119,941	100.0
Impairment loss on intangibles	—	3,118	3,118	100.0
Change in fair value of contingent earn-out liabilities	(11,949)	(5,240)	6,709	56.1
TOTAL OPERATING EXPENSES:	123,794	240,514	116,720	94.3
OPERATING LOSS	(30,812)	(155,364)	(124,552)	(404.2)
INTEREST EXPENSE—net	11,877	2,043	(9,834)	(82.8)
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	(2,012)	(2,012)	(100.0)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	18,669	18,669	100.0
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	3,254	—	(3,254)	(100.0)
LOSS ON EXTINGUISHMENT OF DEBT	136,763	—	(136,763)	(100.0)
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	26,455	2,365	(24,090)	(91.1)
LOSS ON INITIAL ISSUANCE OF WARRANT	20,147	—	(20,147)	(100.0)
OTHER EXPENSE (INCOME)	43	(199)	(242)	(562.8)
LOSS BEFORE INCOME TAXES	(229,351)	(176,230)	53,121	23.2
PROVISION FOR INCOME TAXES	64	(243)	(307)	(479.7)
NET LOSS	$(229,415)	$(175,987)	$53,428	23.3%

(1)
Amounts include stock-based compensation expense as follows:

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Sales and distribution expenses	$4,968	$4,228
Research and development expenses	3,880	1,418
General and administrative expenses	12,482	6,208
Total stock-based compensation expense	$21,330	$11,854

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,
	2021	2022
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	49.6%	48.8%
GROSS PROFIT	50.4%	51.2%
OPERATING EXPENSES:
Sales and distribution expenses	52.4%	53.3%
Research and development expenses	3.9%	2.8%
General and administrative expenses	17.2%	17.7%
Impairment loss on goodwill	0.0%	72.1%
Impairment loss on goodwill	0.0%	1.9%
Change in fair value of contingent earn-out liabilities	(6.5)%	-3.2%
TOTAL OPERATING EXPENSES:	67.0%	144.6%
OPERATING LOSS	(16.6)%	(93.4)%
INTEREST EXPENSE—net	6.4%	1.2%
GAIN ON EXTINGUISHMENT OF SELLER NOTE	0.0%	(1.2)%
LOSS ON INITIAL ISSUANCE OF EQUITY	0.0%	11.2%
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1.8%	0.0%
LOSS ON EXTINGUISHMENT OF DEBT	74.1%	0.0%
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	14.3%	1.4%
LOSS ON INITIAL ISSUANCE OF WARRANT	10.9%	0.0%
OTHER EXPENSE (INCOME)	0.0%	(0.1)%
LOSS BEFORE INCOME TAXES	(124.2)%	(106.0)%
PROVISION FOR INCOME TAXES	0.0%	(0.1)%
NET LOSS	(124.3)%	(105.9)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Direct	$180,308	$161,853	$(18,455)	(10.2)%
Wholesale/Other	4,138	4,415	277	6.7%
Net revenue	$184,446	$166,268	$(18,178)	(9.9)%

Net revenue decreased $18.2 million, or 9.9%, during the nine months ended September 30, 2022 to $166.3 million, compared to $184.5 million for the nine months ended September 30, 2021. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $18.5 million, or a 10.2% which was due to softness in consumer demand partially offset by liquidation of higher priced excess inventory during the three months ended September 30, 2022.

Direct net revenue consists of both organic net revenue and net revenue from our M&A. For the nine months ended September 30, 2022, organic revenue was $149.6 million and revenue from our M&A businesses was $11.5 million. For the nine months ended September 30, 2021, organic revenue was $87.8 million and revenue from our M&A businesses was $92.7 million. Our organic revenue increased by $61.9 million, or 70.5%, during the nine months September 30, 2022, as compared to the nine months ended September 30, 2021, as M&A net revenue has moved into organic net revenue after one year from purchase.

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$62,968	$56,835
Kitchen appliances	29,208	27,438
Health and beauty	6,736	12,452
Personal protective equipment	2,957	1,565
Cookware, kitchen tools and gadgets	16,867	14,229
Home office	7,710	10,077
Housewares	26,709	23,478
Essential oils and related accessories	23,017	17,102
Other	8,274	3,092
Total net revenue	$184,446	$166,268

Heating, cooling and air quality accounted for $56.8 million in net revenue for the nine months ended September 30, 2022 versus $63.0 million for the nine months ended September 30, 2021, a decrease of $6.2 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity and inventory shorts due to delayed receipt of goods.

Kitchen appliances accounted for $27.4 million in net revenue for the nine months ended September 30, 2022 compared to $29.2 million in net revenue for the corresponding period in 2021, a decrease of $1.8 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity and inventory shorts due to delayed receipt of goods.

Cookware, kitchen tools and gadgets accounted for approximately $14.2 million in net revenue for the nine months ended September 30, 2022 compared to $16.9 million in net revenue for the corresponding period in 2021, a decrease of $2.7 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity and inventory shorts due to delayed receipt of goods.

Home office products accounted for $10.1 million in net revenue for the nine months ended September 30, 2022 compared to $7.7 million in net revenue for the corresponding period in 2021, an increase of $2.4 million primarily due to growth in our existing products and new products obtained through M&A businesses.

Essential oils and related accessories accounted for $17.1 million in net revenue for the nine months ended September 30, 2022 compared to 23.0 million in net revenue for the corresponding period in 2021, a decrease of $5.9 million primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sale prices due to global supply chain disruptions which has reduced our sales velocity, and increased sale prices due to global supply chain disruptions and inventory shorts due to manufacturing delays.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Cost of goods sold	$91,464	$81,118	$(10,346)	(11.3)%
Gross profit	$92,982	$85,150	$(7,832)	(8.4)%

Cost of goods sold decreased by $10.3 million, from $91.5 million for the nine months ended September 30, 2021 to $81.1 million for the nine months ended September 30, 2022 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $34.8 million in cost of goods sold from our M&A businesses offset by an increase of $21.8 million in cost of goods sold from our organic businesses.

Gross profit improved from 50.4% for the nine months ended September 30, 2021 to 51.2% for the nine months ended September 30, 2022. The improvement in gross margin was due to a change of product mix as our net revenue increased from our M&A businesses, which have a higher gross margin than our organic business’ gross margin, offset by the impact of increased costs of our supply chain and liquidation of high priced excess inventory. The majority of our M&A businesses’ net revenue tends to be from smaller products that have higher gross margins versus our organic business’ net revenue, which tends to be oversized goods that have lower gross margins. We expect to see impacts in our gross margin for the rest of 2022, due to the cost of shipping containers and due to our expectation of liquidation of high priced excess inventory for the remainder of 2022.

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Sales and distribution expenses	$96,716	$88,632	$(8,084)	(8.4)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $88.6 million for the nine months ended September 30, 2022 from $96.7 million for the nine months ended September 30, 2021. This decrease of $8.1 million is primarily attributable to the decrease in the volume of products sold in the nine months ended September 30, 2022, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $74.9 million in the nine months ended September 30, 2022 as compared to $77.9 million in the prior period.

Our sales and distribution fixed costs (i.e., salary and office expenses) also decreased to $9.5 million for the nine months ended September 30, 2022 from $13.9 million for the nine months ended September 30, 2021 as the prior period contains a $4.1 million bad debt reserve from a dispute with a certain PPE supplier. Sales and distribution expenses for the nine months ended September 30, 2022 included a decrease in stock-based compensation expense of $0.7 million.

As a percentage of net revenue, sales and distribution expenses increased to 53.3% for the nine months ended September 30, 2022 from 52.2% for the nine months ended September 30, 2021. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 45.1% for the nine months ended September 30, 2022 as compared to 42.2% for the nine months ended September 30, 2021. This increase in sales and distribution expenses is predominantly due to product mix, an increase in e-commerce platform service provider fulfillment fees, and an increase in last mile shipping costs, specifically for oversized goods, due to the demand on those third-party providers’ delivery networks. We expect to see these cost increases continue in the near-term.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Research and development expenses	$7,220	$4,582	$(2,638)	(36.5)%

The decrease in research and development expenses was primarily attributable to a decrease of stock-based compensation expense of approximately $2.5 million.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
General and administrative expenses	$31,807	$29,481	$(2,326)	(7.3)%

The decrease in general and administrative expenses was primarily due to a decrease in stock compensation expense of $6.3 million partially offset by an increase of $2.6 million related to the legal settlement (see Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q for additional details) and $0.8 million in inventory donations.

Impairment loss on goodwill

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Impairment loss on goodwill	—	119,941	119,941	100.0

We evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses and determined that our goodwill was fully impaired as of September 30, 2022. As a result, we recorded a goodwill impairment charge of approximately $90.9 million in the three months ended September 30, 2022. We also had a triggering event during the three months ended March 31, 2022 and recorded an impairment charge of $29.0 million. For the nine months ended September 30, 2022, total goodwill impairment was approximately $119.9 million.

Impairment loss on intangibles

	Three Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Impairment loss on intangibles	$—	$3,118	$3,118	100.0%

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the nine months ended September 30, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million in the nine months ended September 30, 2022.

Change in fair value of contingent earn-out liabilities

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Change in fair value of contingent earn-out liabilities	$(11,949)	$(5,240)	$6,709	(56.1)%

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Interest expense, net	$11,877	$2,043	$(9,834)	(82.8)%

The decrease in interest expense was primarily related to the payment in the High Trail loan in the prior period which had higher borrowings and interest rates compared to this current period which only includes our MidCap credit facility.

Gain on extinguishment of seller note

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Gain on extinguishment of seller note	$—	$(2,012)	$(2,012)	(100.0)%

The gain on extinguishment of seller note in the nine months ended September 30, 2022 was attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million in gain on extinguishment of seller note upon the extinguishment of the debt.

Loss on initial issuance of equity

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Loss on initial issuance of equity	$—	$18,669	$18,669	100.0%

The loss on initial issuance of equity is attributable to the issuance of common shares and initial valuation of the prefunded warrants and common stock warrants from our March 2022 equity raise of $5.8 million in March 2022. Further, in September 2022, we recorded a charge related to the September 29, 2022 securities purchase agreement for common stock and associated warrants for the three months ended September 30, 2022 as we deemed the agreement non cancellable. The $12.8 million expense is derived from the anticipated fair-value of the issuances of equity attributable to the expected issuance of common shares and common stock warrants versus the anticipated proceeds to be received by us. We closed and issued the common stock and associated warrants on October 4, 2022.

Change in fair market value of warrant liability

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Change in fair market value of warrant liability	$26,455	$2,365	$(24,090)	(91.1)%

The change in fair market value of warrant liability during the nine months ended September 30, 2022 was related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise as compared to the expense activity in nine months ended September 30, 2021 was attributable to the issuance of the warrants in connection with the December 2020 Note and the February 2021 Note and related change in the fair value of warrant liability and loss on initial issuance of warrants for the nine months ended September 30, 2021, which was primarily driven by the extinguishment of the warrants.

Derivative related to offering of common stock

	Nine Months Ended September 30,		Change
	2021	2022	Amount	%
	(in thousands)
Derivative related to offering of common stock	$—	$14,797	$14,797	100.0%

On October 4, 2022, we issued and sold shares of common stock to the Purchasers. In connection with the offering, we recorded a derivative related to the offering of common stock and associated warrants for the three months ended September 30, 2022.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2021 and 2022

The following table provides information regarding our cash flows for the nine months ended September 30, 2021 and 2022, respectively:

	Nine Months Ended September 30,
	2021	2022
	(in thousands)
Cash used in operating activities	$(40,449)	$(19,541)
Cash used in investing activities	(44,887)	(29)
Cash provided by financing activities	95,272	11,231
Effect of exchange rate on cash	(434)	(936)
Net change in cash and restricted cash for period	$9,502	$(9,275)

Net Cash Used in Operating Activities

Net cash used in operating activities was $40.5 million for the nine months ended September 30, 2021, resulting from our net cash losses from operations of $15.9 million and cash usage from working capital of $24.5 million from changes in accounts receivable, purchases of inventory and insurance and payments of accounts payable.

Net cash used in operating activities was $19.5 million for the nine months ended September 30, 2022, resulting from our net cash losses from operations of $20.8 million partially offset by cash from working capital of $1.3 million.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2021, net cash used in investing activities of $44.9 million was primarily for the acquisition of the assets from Healing Solutions, LLC for $15.3 million, the assets from Squatty Potty, LLC for $19.0 million and the acquisition of Photo Paper Direct Ltd. of $10.6 million.

For the nine months ended September 30, 2022, net cash used in investing activities was less than $0.1 million.

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

For the nine months ended September 30, 2022, cash provided by financing activities of $11.9 million was primarily from proceeds from an equity offering of $27.0 million and borrowings from the Credit Facility of $107.7 million offset by $2.9 million of repayments of notes issued to certain sellers in connection with our M&A activity, repayments of the Credit Facility of $116.9 million and payment of the Squatty Potty assets of $4.0 million.

Sources of Liquidity and Going Concern—As of September 30, 2022, we had total cash and cash equivalents of $26.0 million and an accumulated deficit of $605.0 million. In addition, our net loss and net cash used in operating activities amounted to $176.0 million and $19.5 million, respectively, for the nine months ended September 30, 2022.

On September 29, 2022, the Company entered into a securities purchase agreement for 10,643,034 shares of common stock and accompanying warrants to purchase 10,643,034 shares of common stock for the gross proceeds of $20.2 million which were received upon closing on October 4, 2022. See Note 6.

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

Since our inception, we have been able to successfully raise a substantial amount of outside capital to fund our growth strategy. However, as of September 30, 2022, we have had no firm commitments of additional outside capital from current or prospective investors or lenders. Furthermore, given the inherent uncertainties associated with our growth strategy, we may be unable to remain in compliance with the financial covenants required by the agreement governing our Credit Facility with MidCap (the “Midcap Credit Facility”) over the next twelve months. These uncertainties raise substantial doubt about our ability to continue as a going concern.

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

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be impacted by the COVID-19 pandemic. The COVID-19 pandemic continues to bring uncertainty to consumer demand as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. As such, we have noticed changes in consumer buying habits, which may lead to further reduced demand for our products. Further, recent record inflation has added additional pressure to the cost of our supply chain. Furthermore, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this.

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

MidCap Credit Facility – December 2021—On December 22, 2021, we entered into the MidCap Credit Facility pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $50.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 200,000 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the MidCap Credit Facility.

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

As of September 30, 2022, we had approximately $23.9 million outstanding on the MidCap Credit Facility and $4.0 million of availability on the MidCap Credit Facility.

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

On September 29, 2022, we entered into securities purchase agreements (the “September Purchase Agreements ”) with certain accredited investors, pursuant to which, among other things, we agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 10,643,034 shares of its Shares and accompanying warrants to purchase an aggregate of 10,643,034 shares of its common stock. 10,526,368 of the Shares and the accompanying warrants to purchase 10,526,368 shares of common stock were sold to certain accredited Purchasers that are not affiliated with us at a combined offering price of $1.90 per share and accompanying warrant to purchase one share of common stock. The remaining 116,666 of the Shares and the accompanying warrants to purchase 116,666 shares of common stock were sold to certain of our insiders, comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Global Head of M&A and Chief Technology Officer , at a combined offering price of $2.10 per share and accompanying warrant to purchase one share of common stock.

The Registered Direct Offering closed on October 4, 2022 and the Company issued and sold an aggregate of 10,643,034 shares of common stock to the Purchasers. The gross proceeds to us from the Registered Direct Offering were approximately $20.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. We currently intend to use the net proceeds from the Registered Direct Offering for working capital purposes, the conduct of its business and other general corporate purposes, which may include acquisitions, investments in or licenses of complementary products, technologies or businesses.

Pursuant to the ASC 815-40, the September Purchase Agreement represents a legally binding contract that meets the definition of a firm commitment and as such we recorded a derivative related to the offering of common stock (“forward contract”) and associated warrants for the three months ended September 30, 2022. We also concluded both the forward contract and the warrants should be classified within stockholders’ equity within the condensed consolidated balance sheet as of September 30, 2022. Additionally, we recorded $12.8 million derivative expense derived from the excess of the fair-value of the issuances of equity of common shares and common stock warrants over the anticipated proceeds to be received by us. This expense was recorded in loss on initial issuance of equity on the condensed consolidated statement of operations for the nine months ended September 30, 2022.

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

Adjusted EBITDA and Contribution Margin Summary

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Gross profit	$34,175	$30,191	$92,982	$85,150
Contribution margin	$8,232	$743	$20,028	$10,223
Gross profit as a percentage of net revenue	50.2%	45.5%	50.4%	51.2%
Contribution margin as a percentage of net revenue	12.1%	1.1%	10.9%	6.1%
Net Loss	$(110,556)	$(116,902)	$(229,415)	$(175,987)
EBITDA	$(105,877)	$(114,204)	$(212,717)	$(168,424)
Adjusted EBITDA	$728	$(9,064)	$(4,198)	$(17,328)
Net loss as a percentage of net revenue	(162.3)%	(176.3)%	(124.4)%	(105.8)%
Adjusted EBITDA as a percentage of net revenue	1.1%	(13.7)%	(2.3)%	(10.4)%

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

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Net loss	$(110,556)	$(116,902)	$(229,415)	$(175,987)
Add:
Provision for (benefit from) income taxes	21	(75)	64	(243)
Interest expense, net	2,786	904	11,877	2,043
Depreciation and amortization	1,872	1,869	4,757	5,763
EBITDA	(105,877)	(114,204)	(212,717)	(168,424)
Other expense (income), net	5	(174)	43	(199)
Impairment loss on goodwill	—	90,921	—	119,941
Impairment loss on intangibles	—	3,118	—	3,118
Change in fair value of contingent earn-out liabilities	(4,245)	(774)	(11,949)	(5,240)
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	875	—	4,916	—
Gain on extinguishment of seller note	—	—	—	(2,012)
Loss on initial issuance of equity	—	12,834	—	18,669
Change in fair value of derivative liability	1,360	—	3,254	—
Loss on extinguishment of debt	106,991	—	136,763	—
Change in fair market value of warrant liability	(8,134)	(5,528)	26,455	2,365
Loss on initial issuance of warrant	—	—	20,147	—
Professional fees related to acquisitions	53	—	1,450	—
Litigation reserve	—	1,800	—	2,600
Transition cost from acquisitions	130	—	1,314	—
Transition cost from Photo Paper Direct acquisition	—	—	696	—
Reserve on dispute with PPE supplier	—	—	4,100	—
Stock-based compensation expense	9,570	2,943	21,330	11,854
Adjusted EBITDA	$728	$(9,064)	$(4,198)	$(17,328)
Net loss as a percentage of net revenue	(162.3)%	(176.3)%	(124.4)%	(105.8)%
Adjusted EBITDA as a percentage of net revenue	1.1%	(13.7)%	(2.3)%	(10.4)%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2022	2021	2022
	(in thousands, except percentages)
Gross Profit	$34,175	$30,191	$92,982	$85,150
Add:
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	875	—	4,916	—
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(26,818)	(29,448)	(77,870)	(74,927)
Contribution margin	$8,232	$743	$20,028	$10,223
Gross Profit as a percentage of net revenue	50.2%	45.5%	50.4%	51.2%
Contribution margin as a percentage of net revenue	12.1%	1.1%	10.9%	6.1%

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

Subsequent Measurement of Goodwill—We operate under one business component which is the same as our reporting unit based on the guidance in ASC Topic 350-20.

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2022, we had events and conditions in the first quarter and third quarter that required an interim assessment of goodwill.

We evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses and determined that our goodwill was fully impaired as of September 30, 2022.

We engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in September 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method, while also taking into consideration our market capitalization. Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and our market capitalization.

Due to the sustained decline in our stock price leading up to and subsequent to September 30, 2022, we used the market capitalization as of September 30, 2022 to determine the fair value of the reporting unit. As a result, we recorded a goodwill impairment charge of approximately $90.9 million in the three months ended September 30, 2022. We also had a triggering event during the three months ended March 31, 2022 and recorded an impairment charge of $29.0 million. For the nine months ended September 30, 2022, total goodwill impairment was approximately $119.9 million.

Goodwill was $119.9 million and $0 at December 31, 2021 and September 30, 2022, respectively.

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

Subsequent Measurement of Intangibles—We review long-lived assets for impairment when performance expectations, events, or changes in circumstances indicate that the asset's carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows by comparing the carrying value of the asset group to the undiscounted cash flows. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique.

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. We assessed the recoverability of the related intangible assets by using level 3 inputs and comparing carrying value of an asset group to the net undiscounted cash flows expected to be generated to determine if carrying value is not recoverable. The recoverability test indicated that certain definite-lived trademark intangible assets were impaired which resulted in an impairment charge. We recorded an intangible impairment charge of $3.1 million in the three months ended September 30, 2022 within impairment loss on intangibles on the condensed consolidated statement of operations.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions, including changes to the impacts of COVID-19 on our business, result in corresponding changes to our expectations about future estimated cash flows. If our adjusted expectations of the operating results do not materialize, we may be required to record intangible impairment charges, which may be material.

While we believe our conclusions regarding the estimates of recoverability of our asset groupings are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our asset groups serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials and future operating efficiencies.

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

In addition, we have outstanding debt under the MidCap Credit Facility that bears interest. As of September 30, 2022, our outstanding indebtedness under the MidCap Credit Facility was $23.9 million, which bears interest at a rate of LIBOR plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the MidCap Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 1% of our net revenue for the three months ended September 30, 2021 and approximately 2% of our net revenue for the three months ended September 30, 2022. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally directly affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the three and nine months ended September 30, 2021 and 2022, other than with respect to the general impact that inflation has on the supply chain and consumer buying habits.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the headings “Securities Class Action”, “Shareholder Derivative Actions Related to the Securities Class Action”, “ Investor Contract Action” and “Mueller Action” in Note 9 of our condensed consolidated financial statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Since our inception, we have been able to successfully raise a substantial amount of outside capital to fund our growth strategy, including the October 4, 2022 registered direct offering where we raised $20.2 million before deducting fees payable to the placement agent and other offering expenses payable by us, however, as of the date of the filing of this Quarterly Report on Form 10-Q, we have no firm commitments of additional outside capital from current or prospective investors or lenders. While management believes we will be able to secure additional outside capital, no assurance can be provided that such capital will be obtained or on terms that are acceptable to us. Furthermore, given the inherent uncertainties associated with our growth strategy, we may be unable to remain in compliance with the financial covenants required by the MidCap Credit Facility over the next twelve months. These uncertainties raise substantial doubt about our ability to continue as a going concern.

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

Currently a significant portion of China requires proof of negative COVID-19 test results within the last 24 hours in order to travel. The second quarter of 2022 saw significant lockdowns in China due to COVID-19. This includes areas with a material percentage of our manufacturers. This has made it more difficult in getting our inventory to and through the ports in these areas.

Although we believe these supply chain issues will improve in 2023, we remain concerned about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the supply chain and financial markets. We will continue to evaluate the impacts of this, the COVID-19 pandemic, rising inflation, interest rates and general economic slow-down on our business. As such, there are no assurances that the supply chain will indeed improve in 2023 to our satisfaction.

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

As we grow our business, our revenue growth rates may slow in future periods due to a number of reasons, which may include our inability to successfully launch new products that reach our sustain phase and to keep those products in the sustain phase, as well as the maturation of our business. For example, our revenue for the nine month period ended September 30, 2022 is down when compared to the same period a year ago. Our revenue growth rates may also slow in future periods to the extent we are unable to identify and complete acquisitions, or are unable to maintain or grow revenues from such businesses after closing an acquisition. We can provide no assurance that we will continue to be able to maintain or sustain the same levels of historic revenue growth.

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

In addition, for the year ended December 31, 2021, we experienced an increase in net revenue in part due to the shift by consumers to online shopping as a result of the COVID-19 pandemic. While we expect this shift to continue, we can provide no assurance that this shift will continue in the near or longer term or continue with respect to the products we offer. Furthermore, while our Platform as a Service business ("Managed PaaS”) has in the past generated revenue, we do not anticipate any material revenue being earned through our Managed PaaS business for the foreseeable future.

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

During the second quarter 2022, one of our material suppliers notified us about a production issue with certain batches of a dehumidifier product we sell. After working with the supplier to identify which products were affected by the issue we were largely able to remedy the situation. Our team is continuing to work to manage our inventory situation however we may be faced with limited inventory for certain versions of this dehumidifier. If this were to occur, our financial performance could be adversely affected.

Over the last year, we increased our inventory on hand levels for existing products to offset the unpredictability of shipping containers. The current macroeconomic conditions which includes record inflation, interest rate increases and general economic slow-down, has led us to reduce our short-term sales forecasts and caused our inventory onhand levels to be higher than desired. As such, we have and continue to sell inventory at reduced margins to normalize inventory to appropriate levels. Although the current macroeconomic conditions have impacted our sales forecasts, we believe the global demand for goods is decreasing which has led to improvement in shipping container availability and costs. We believe shipping container costs and availability will continue to improve further in 2023. Although we believe our supply chain will improve in 2023, we have concerns about the impact of Russia’s invasion of Ukraine on our business including its effects on the global economy, the performance and cost of supply chain and financial markets. We will continue to evaluate the impacts of this, in addition to the impacts of rising inflation, interest rates and general economic slow-down, and the COVID-19 pandemic on our business. There are no assurances that the supply chain will improve in 2023 to our satisfaction.

If our sales and procurement teams do not accurately predict demand or if our algorithms do not help us reorder the right products or write off the products timely, we may not effectively manage our inventory, which could result in inventory excess or shortages, and our operating results and financial condition could be adversely affected. We expect to sell off excess inventory during the last quarter of 2022 which could have a material impact on our operating results.

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

A number of the components we use in our products pass through Taiwan. Deterioration of relations between Taiwan and China, the resulting actions taken by either side, and other factors affecting the political or economic conditions of Taiwan in the future, could adversely impact our supply chain, sales and operations.

Furthermore, currently a significant portion of China requires proof of negative COVID-19 test results within the last 24 hours in order to travel due to COVID-19. The second quarter of 2022 saw significant lockdowns in China due to COVID-19. This includes areas with a material percentage of our manufacturers. This has made it more difficult in getting our inventory to and through the ports in these areas.

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

We have experienced, and in the future may experience periodic system interruptions from time to time. In addition, continued growth in our transaction volume, and surges in online traffic and orders associated with promotional activities or seasonal trends in our business, place additional demands on our marketplace platforms and could cause or exacerbate slowdowns or interruptions. If there is a substantial increase in the volume of traffic on our sites or the number of orders placed by customers, we will be required to further expand and upgrade our technology, transaction processing systems and network infrastructure. There can be no assurances that we will be able to accurately project the rate or timing of such increases, if any, in the use of our sites and expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our systems, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the e-commerce industry. Accordingly, we redesign and enhance various functions on our systems on a regular basis, and we may experience instability and performance issues as a result of these changes. Our disaster recovery plan may be inadequate, and our business interruption insurance may not be sufficient to compensate us for the losses that could occur.

Any compromise or breach of our security measures, or those of our third-party service providers, could violate applicable privacy, data protection, data security, network and information systems security and other laws and cause significant legal and financial exposure, adverse publicity and a loss of confidence in our security measures, which could have a material adverse effect on our business, results of operations, financial condition and prospects. We continue to devote significant resources to protect against security breaches, and we may need to devote significant resources in the future to address problems caused by breaches, including notifying affected subscribers and responding to any resulting litigation, which in turn, may divert resources from the growth and expansion of our business. On April 25, 2022, we were alerted by a payment processor of a potential data security incident regarding one of our UK websites. We do not believe this will have a material impact on our business, however the outcome of this incident is still uncertain and we may incur substantial costs and experience other negative consequences that could be material to our business, financial results and/or condition.

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

For example, we are a party to various actions and claims arising in the normal course of business, certain of which are indicated below:

On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of our company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and our company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action and assert that the individual defendants (i) breached their fiduciary duties, (ii) misused their authority, (iii) were unjustly enriched and (iv) wasted corporate assets. The action filed by Michael Sheller also alleges that individual defendants Sarig and Hamaide are liable for contribution pursuant to Sections 10(b) and 21D of the Exchange Act in the event we are held liable in the shareholder derivative action. The action filed by Shaoxuan Zhang alleges analogous liability on the part of Sarig, Hamaide and Rodriguez. Finally, the action filed by Shaoxuan Zhang also alleges that individual defendants Sarig, Harlam, Kurtz, Petersen and von Walter are liable for violations of Section 14(a) of the Exchange Act. We and the parties to this action have reached an initial settlement in principal pursuant to which we shall make certain governance changes and pay up to $0.3 million. This is subject to negotiation and execution of full settlement documents and court approval. We and our codefendants denied, and continue to deny, that these allegations have any merit. If this settlement does not become finalized, we are prepared to continue the full defense of this action.

On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (the “Investor”) sued our company in the Supreme Court of the State of New York, New York County, alleging that we breached the Securities Purchase Agreement, dated September 10, 2021 (the “Purchase Agreement”), pursuant to which the Investor purchased 400,000 shares of our common stock, for an aggregate price of approximately $6 million. The Investor contends that certain of the representations and warranties made by us in the Purchase Agreement concerning our financial condition and the accuracy of our prior disclosures were untrue and that we breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when we resolved certain defaults with High Trail. The parties reached a settlement agreement for $1.6 million. In this action, the Company denied, and it continues to deny, the Investor’s allegations, and the settlement agreement contains no admission of wrongdoing; the Company nevertheless determined that a resolution was warranted to minimize the costs and risks of ongoing litigation.

In October 2021, we received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller Austria brand. We reached an agreement in principle to resolve this potential action on April 13, 2022 for $500,000 in cash and $300,000 worth of coupons, which the Company accrued for, subject to execution of final settlement documents and court approval. If that process does not succeed, we are prepared to continue the full defense of this action.

On February 24, 2022, we received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. We are in discussions with representatives of Josef Eitan and Ran Nir, who believe they are entitled to the full earnout under the terms of the PPD Stock Purchase Agreement, whereas the Company believes they are not. Mr. Eitan and Mr. Nir filed a motion to compel arbitration in the Southern District of New York on September 14, 2022. The Company filed its motion to oppose such motion on October 28, 2022, and believes its calculations are accurate and intends to vigorously defend itself.

On June 7, 2022, Sentia Wellness, Inc. filed an action in Multnomah County, Oregon against Boris Jordan; Measure 8 Ventures, LP; Gron Ventures Fund I, LP; Zola Global Investors Ltd.; Anson Advisors Inc.; AC Anson Investments Ltd.; Anson Investments Master Fund LP; Anson Opportunities Master Fund LP; Serendipity SPC -Trimble Fund SP; Lapid Us Investments LLC; Hadron Healthcare and Consumer Special Opportunities Master Fund; Alliance Global Partners LLC; Sunny Puri; Juan Martinez; Peter Clateman; Wilder Ramsey; Gregory Crowe; Igor Gimelshtein; Tarik Ouass; Andrea Oriani; Marco D’attanseo; Afzal Hasan; and us. Sentia asserts claims for breach of fiduciary duty, breach of duty of good faith and fair dealing, intentional interference with prospective economic relations, intentional interference with contractual relationship, negligent misrepresentation, and unjust enrichment against various of these defendants, based on the allegation that Sentia’s debt holders conspired to take control of the company and direct its resources and acquisition efforts to the debt holders’ individual financial interests. Sentia alleges that we contemplated a partial acquisition of Sentia that played some role in these events. The Company believes this to be a nuisance lawsuit and that it has been improperly named in such action. The Company filed a motion to dismiss the pleadings with the Court on September 12, 2022 and the Company filed a brief in support of this motion on October 25, 2022. Regardless,the Company intends to vigorously defend against this action.

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

Technology stocks have historically experienced high levels of volatility. There has been and could continue to be significant volatility in the market price and trading volume of equity securities. For example, our closing stock price ranged from approximately $1.01 to $47.66 per share from January 1, 2021 to November 1, 2022. The market price of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section, and others beyond our control, including:

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

As of September 30, 2022, 3,113,510 shares of our common stock were reserved for issuance under our equity incentive plans, of which 368,596 shares of our common stock were subject to options outstanding at such date at a weighted-average exercise price of $9.26 per share, 81,935 shares of common stock were reserved for future issuance under the 2014 Amended and Restated Equity Incentive Plan, 672,979 shares of our common stock were reserved for future issuance pursuant to our 2018 Equity Incentive Plan and 1,990,000 shares of our common stock were reserved for future issuance pursuant to our 2022 Inducement Plan. To the extent outstanding options are exercised or we issue additional equity awards under our equity incentive plans, our existing stockholders may incur dilution.

There is no guarantee of a continuing public market for you to resell our common stock.

We must continue to satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share for 30 consecutive business days. If a company fails for 30 consecutive business days to meet the $1.00 minimum closing bid price requirement, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

In the future, if our Common Stock falls below the continued listing standard of $1.00 per share or otherwise fails to satisfy any of the Nasdaq continued listing requirements, and if we are unable to cure such deficiency during any subsequent cure period, our Common Stock could be delisted from the Nasdaq. If our Common Stock ultimately were to be delisted for any reason, we could face significant material adverse consequences, including:

•
limited availability of market quotations for our Common Stock;
•
a limited amount of news and analyst coverage for us;
•
a decreased ability for us to issue additional securities or obtain additional financing in the future;
•
limited liquidity for our stockholders due to thin trading; and
•
the potential loss of confidence by investors and employees.

Accounting adjustments due to changes in circumstances or estimates may require us to write down intangible assets, such as goodwill and may have a material impact on our financial reporting and results of operations.

We operate under one business component which is the same as our reporting unit based on the guidance in ASC Topic 350-20.

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2022, we had events and conditions in the first quarter and third quarter that required an interim assessment of goodwill.

We evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational inefficiencies attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses and determined that our goodwill was fully impaired as of September 30, 2022.

We engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test in September 2022. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method, while also taking into consideration our market capitalization. Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and our market capitalization.

Due to the sustained decline in our stock price subsequent to September 30, 2022, we used the market capitalization as of September 30, 2022 to determine the amount of the impairment charge. As a result, we recorded a goodwill impairment charge of approximately $90.9 million in the three months ended September 30, 2022. We also had a triggering event during the three months ended March 31, 2022 and recorded an impairment charge of $29.0 million. For the nine months ended September 30, 2022, total goodwill impairment was approximately $119.9 million.

Goodwill was $119.9 million and $0 at December 31, 2021 and September 30, 2022, respectively.

We believe that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on our reported financial results.

While we believe our conclusions regarding the estimates of fair value of our reporting unit is appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting unit serves, the realization of future sales price and volume increases, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity. There was no triggering event in three months ended September 30, 2022, and we will continue to monitor all of these items which could result in a future impairment.

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

We review long-lived assets for impairment when performance expectations, events, or changes in circumstances indicate that the asset's carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows by comparing the carrying value of the asset group to the undiscounted cash flows. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique.

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million in the three months ended September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

None.

(b) Use of Proceeds from Registered Securities

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

6. Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2020	2.1

2.3†	Asset Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2021	2.1

2.4†	Stock Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2021	2.2

3.1	Amended and Restated Certificate of Incorporation of Mohawk Group Holdings, Inc.	8-K	001-38937	6/14/2019	3.1

3.2	Certificate of Amendment to Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.1

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.2

3.4	Third Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/1/2022	3.1

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2019	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2019.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2020	4.7

4.8	Form of Warrant to Purchase Stock, dated December 22, 2021.	8-K	001-38937	12/27/2021	4.1

4.9	Form of Common Stock Purchase Warrant.	8-K	001-38937	3/4/2022	4.2

4.10	Form of Common Stock Warrant, dated October 4, 2022.	8-K	001-38937	10/4/2022	4.1

10.1+	Form of Securities Purchase Agreement, dated September 29, 2022, by and between the Company and the purchasers party thereto.*	8-K	001-38937	10/4/2022	10.1

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

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

ATERIAN, INC.

Date: November 9, 2022	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2022	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Financial Officer (Principal Accounting and Financial Officer)