Form 10-K
period 2022-12-31
Aterian, Inc.
filed 2023-03-16
CIK 1757715

1212

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2022 (the last trading day of the registrant’s second fiscal quarter of 2022), was approximately $142.1 million.

The number of shares of Registrant’s Common Stock outstanding as of March 13, 2023 was 81,000,989.

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

We have based the forward-looking statements contained in this Annual Report primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, and results of operations. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties and other factors described in the section of this Annual Report entitled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a highly competitive, dynamic and challenging environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. We cannot assure you that the results, events and circumstances reflected, or that the plans, intentions or expectations disclosed, in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those expressed or implied by the forward-looking statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report, new information or the occurrence of unanticipated events, except as required by law.

PART I

Item 1. Business.

Overview

Aterian, Inc. and its subsidiaries (“Aterian”, the “Company”, “we”, “us”, and “our”), is a technology-enabled consumer product company that uses “data science” (which includes but is not limited to, machine learning, natural language processing, and data analytics) to design, develop, market and sell products. We predominantly operate through online retail channels such as Amazon.com (“Amazon”) and Walmart, Inc. ("Walmart").

We own and operate fifteen brands which sell products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils. Our fifteen brands are hOmeLabs; Vremi, Squatty Potty; Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; Spiralizer; Healing Solutions; Photo Paper Direct and Step and Go.

To allow us to scale, we have invested in building our own proprietary data science based software technology platform, known as AIMEE. AIMEE, our “Artificial Intelligence Marketplace Ecommerce Engine” enables our team to manage our business more efficiently by injecting technology into processes that would otherwise have to be executed manually. AIMEE combines large quantities of data, data science and other automation algorithms, at scale, to allow rapid opportunity identification and automated online sales and marketing of consumer products.

AIMEE sources data from various e-commerce platforms, the internet and publicly available data, allowing us to estimate and determine trends, performance and consumer sentiment on products and searches within e-commerce platforms. This functionality, and other data sources, allow us to help determine which products to develop, market and sell on e-commerce marketplaces. In addition, AIMEE is also connected, through application program interfaces (“APIs”), to multiple e-commerce platforms. This allows us to automate the purchase of marketing, automate various parts of our fulfillment and logistics operations and to automate pricing changes on product listings. We generate revenue primarily through the online sales of our various consumer products with substantially all of our sales being made through the Amazon U.S. marketplace.

See the sections contained within this Annual Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” for further information.

Our History and Corporate Information

We were incorporated in Delaware under the name Mohawk Group Holdings, Inc. in March 2018 and we changed our name to Aterian, Inc. in April 2021. As of December 31, 2022, we have multiple operating subsidiaries and we conduct material aspects of our business in the U.S., the Philippines, Poland and China.

Our principal executive offices are located at 37 East 18th Street, 7th Floor, New York, NY 10003. Our website address is www.aterian.io. We do not incorporate the information on, or accessible through, our website into this Annual Report, and you should not consider any information on, or accessible through, our website as part of this Annual Report. We have included our website address in this Annual Report solely as an inactive textual reference.

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

Acquisitions

While we pursue growth from our existing product portfolio and from new product launches, we also intend to pursue growth through strategic acquisitions of brands that we believe will integrate well with our business.

Intellectual Property

We rely primarily on a combination of trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements (including open source software) to protect our intellectual property. We generally do not pursue patent applications as a means of protecting our intellectual property. We have applied to register or have registered certain of our trademarks in the U.S. and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

Customers

Our customers are mainly individual online consumers who purchase our products primarily on Amazon US, and to a lesser extent on our owned and operated websites and other marketplaces, such as Walmart. In 2021, approximately 93% of our revenue was through the Amazon sales platform and in 2022, 89% of our revenue was through the Amazon sales platform.

Seasonality

Our individual product categories are typically affected by seasonal sales trends primarily resulting from the timing of the summer season for certain of our environmental appliance products and the fall and holiday season for our small kitchen appliances and accessories. With our cooling and air quality products, the sales tend to be significantly higher in the summer season. Further, our small kitchen appliances and accessories tend to have higher sales during the fourth quarter, which includes Thanksgiving and the December holiday season. As a result, our operational results, cash flows, cash and inventory positions may fluctuate materially in any quarterly period depending on, among other things, adverse weather conditions, shifts in the timing of certain holidays and changes in our product mix.

Sales and Marketing

Our sales and marketing strategy and approach is driven by our people, who substantially leverage AIMEE. AIMEE is being developed to allow price automatization, media buying and search engine optimization leveraging our proprietary technology software and algorithms we have built into AIMEE. We believe this automation will bring significant competitive advantages for our products. For our SKUs, our advertising investment is focused on online channels and e-commerce platforms. Currently our primary focus on advertising spend is online across Amazon, Google and Facebook.

Third-Party Manufacturing & Logistics

During 2022, we purchased substantially all of our finished products from suppliers in China. We do not maintain long-term purchase contracts with suppliers and operate mainly on a purchase order basis. We negotiate purchases from our foreign suppliers in U.S. dollars. We purchased our inventory from approximately 77 suppliers, one of which represented more than 10% of purchases during the year ended December 31, 2022. While we believe the loss of any one supplier would not have a long-term material adverse effect on our business due to the availability of other suppliers, the loss of a supplier could, in the short term, materially and adversely impact our business.

The principal raw materials used by our third-party suppliers to manufacture our products are plastic, glass, steel, copper, aluminum and packaging materials. We believe adequate quantities of raw materials are available from various suppliers.

We use a combination of Amazon warehouses, other third-party warehouse and logistics partners to fulfill direct-to-consumer orders, through agreements or terms of services. In addition to fulfillment by Amazon warehouses, we use geographically distributed third-party warehouses in the U.S. to deliver orders within one to two days through ground shipment to most customers.

Competition

The consumer goods and e-commerce markets are highly competitive and dynamic. We compete primarily against numerous third-party brands and sellers on marketplaces for each of our products. Competition is based on price, product features and quality, strong ratings and reviews, effective marketing, visibility and location on the online shelf and supply chain excellence, which is mostly the ability to deliver products to customers in one to two days. In certain instances, we compete directly with our third party suppliers who sell their own brands directly to customers, including with respect to certain of our material products such as dehumidifiers.

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

A significant portion of our products are currently manufactured in China, which may result in additional costs, if laws related to international trade result in additional tariffs on our products.

Although we have not suffered any material restrictions from doing business in the past due to government regulations, significant impediments may arise in the future as we expand product offerings.

From time to time, we dispose of or donate obsolete inventory in compliance with applicable laws and regulations.

People

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive stockholder value. We provide competitive compensation, which includes a focus on stock-based compensation, and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. As of December 31, 2022, we had 178 full-time employees, and 64 independent contractors. As of December 31, 2022, our employees and contractors are based in offices, shared workspaces and remote work locations in the U.S., China, the U.K., the Philippines, and in Poland. We also contract with 33 consultants, in Ukraine, Serbia, Israel, France, Costa Rica, and Canada.

Item 1A. Risk Factors.

Risks Relating to Our Business

We have historically operated at a loss and we may never achieve or sustain profitability or positive cash flows. Further we and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.

We have historically operated at a loss and experienced losses after tax of $236.0 million and $196.3 million in the years ended December 31, 2021 and 2022, respectively. In addition, our costs may increase in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, including the development of new features for our AIMEE software platform, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

Our growth strategy has resulted in operating losses and negative cash flows from operations that raised substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the Year-ended December 31, 2022, that raised substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern or maintain our financial covenants with our lenders, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or significantly reduce our business. Further, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We face intense competition and if we are unable to compete effectively, our market share and revenue could be diminished which may delay or otherwise hinder our efforts to achieve or maintain profitability.

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition from new products and enhancements introduced by existing competitors or new companies entering the markets in which we operate. We sell our products primarily on marketplaces and primarily on Amazon in the U.S. Unlike traditional brick and mortar retailers, the consumer who is shopping on marketplaces has a significant number of competing products to select from as there are limited barriers to entry. In addition, the Internet facilitates competitive entry and comparison shopping, which enhances the ability of new and existing businesses to compete against us. A number of our current and potential competitors have greater resources, longer histories, and/or greater brand recognition. As a result, they may be able to secure better terms from vendors and devote more resources to technology, infrastructure, fulfillment, and marketing then we may be able to. In addition, some of our competitors aggressively discount their products in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. Further, social proof for products sold on marketplaces in the form of product ratings and reviews is highly important to our success. In certain instances we have been unable to maintain such social proof, and we may be unable to maintain such social proof in the future, or competitors may be able to attain better social proof for their products which could have a material impact on our operating results.

For certain significant products in our portfolio such as air conditioners and most of our dehumidifiers, we compete directly with our contract manufacturer who sells its own competing private label products on the marketplaces we sell and who has a lower cost structure and significantly better R&D capabilities. As a result of competition, our product offerings, whether in new or existing markets, may not be successful, we may fail to gain or may lose business, and we may be required to increase our marketing spending or lower prices, either of which could materially impact our operating results.

We rely on our technology platform, AIMEE, to compete effectively in the markets we operate, but the effectiveness of AIMEE and our other technology may require significant investments which we may be unable to make or which may be unsuccessful.

Our financial projections are highly subjective in nature and our future financial results could vary significantly from our projections and also from quarter-to-quarter.

From time to time, we may provide financial projections to our shareholders, lenders, investment community, and other stakeholders and these projections are highly subjective. Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter in the future. It is difficult for us to accurately predict the demand for many of our products, or the amount and timing of our future revenue and operating results. Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since product sales can fluctuate substantially. Additionally, changes in consumer demand, transportation, supplier lead times, costs and availability, raw material costs and availability, and other factors could make our inventory management and sales forecasting more difficult. Further, we base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we are not able to adjust our spending quickly if our sales are less than expected. Due to these and other factors described elsewhere in this section, our future operating results could vary materially from our projections and from quarter-to-quarter. Further, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet the expectations of our equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

Our business is sensitive to the strength of the United States consumer market and any weakness in this market or changes in consumer preferences could adversely affect our business.

The strength of the U.S. economy has a significant impact on our performance. We are dependent on discretionary spending, which is affected by, among other things, unemployment rates, economic and political conditions worldwide, consumer confidence, energy and gasoline prices, interest and mortgage rates, the level of consumer debt and taxation, and financial markets, which are all outside of our control. A continuing softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue. We believe we have sustained a decline in the sales of our products due to the factors mentioned above, and any continued economic downturn in the U.S could materially and adversely affect our business, operating results and financial condition.

Demand for our products is highly seasonal and dependent on weather conditions which could result in significant variations in our inventory levels and operating results.

Weather and other conditions can materially impact the demand for our products. Demand for our cooling, and air quality products primarily occurs during the summer months and demand for our kitchen appliances and accessories primarily occurs during the fall and holiday season. Natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or an unusually mild or short summer season may result in unanticipated material fluctuations in consumer demand. These factors could have a material adverse effect on our business, operating results and financial condition.

If we are unable to manage our inventory effectively, our operating results and financial condition could be adversely affected.

In the past, we have not always accurately forecasted consumer demand for our products resulting in inventory shortages, excess inventory write offs and lower gross margins. We are exposed to significant inventory risks that may adversely affect our operating results and financial condition as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, adverse actions taken by marketplaces to remove our products, and other factors. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. We carry a broad selection of products and also carry significant inventory levels of certain products, such as cooling, and air quality products and kitchen appliances, and at times we are unable to sell our products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results and financial condition.

Increased costs of raw materials, energy, labor, transportation and platform fees charged by marketplaces may adversely affect our business, operating results and financial condition.

Significant increases in the cost and reductions in the availability of raw materials, energy, labor, transportation, and increases in tariffs and platform fees charged by marketplaces have negatively impacted our business, operating results and financial condition. Our contract manufacturers purchase significant amounts of metals and plastics to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities such as the Russian invasion of Ukraine and tensions between China and Taiwan and other factors may result in higher metal, plastic, electric, transportation and product costs, or could impair our ability to obtain products at marketable rates or at all. We are heavily dependent on inbound sea, rail and truck freight. Disruptions in the global supply chain and freight networks, has, and may continue to limit inbound and outbound shipment capacity and increase our cost of goods sold and certain operating expenses. Further, the marketplaces on which we sell our products charge fees for selling, storage, advertising and fulfillment, all of which have historically increased and we expect will continue to increase. The cost of raw materials, energy, labor, transportation, and the platform fees charged by marketplaces in the aggregate, represents a significant portion of our cost of goods sold and certain other operating expenses, which are not within our control and we may not be able to pass on to our customers. Our business, operating results and financial condition could be adversely affected by future increases in any of these costs. Additionally, the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing and distribution disruption could adversely impact our ability to meet our customers’ needs. Furthermore, it is not practical for us to mitigate our exposure to, nor are we able to accurately project the possible effect of foreign currency exchange rate fluctuations on our operating results due to our constantly changing exposure to various foreign currencies and the difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar.

We depend on third-party suppliers for all of our products, most of which are located in Asia, and any inability or delay in obtaining products from such suppliers could have a material adverse effect on our business, operating results and financial condition.

We are dependent on third-party suppliers such as contract manufacturers and third-party logistics providers and carriers for the manufacturing and distribution of our products and any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our business, operating results and financial condition. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Further, for a number of our significant products, we only have a single-source of supply (such as for certain dehumidifiers) and in general we do not have enforceable contracts with our contract manufacturers covering costs and production. Any supplier’s inability or unwillingness to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly and it is unlikely that we will be able to effect alternative arrangements on a timely basis, or in the case of manufacturing certain of our significant products, at all. Any significant failure by us to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on our business, operating results and financial condition.

As most of our product suppliers are based in China, our business is subject to additional risks including, among others: currency fluctuations; labor unrest; potential political, economic and social instability, including the repercussions of the conflict in Ukraine and tensions between China and Taiwan; restrictions on transfers of funds; import duties and quotas; changes in domestic and international customs and tariffs, including embargoes and customs restrictions; uncertainties involving the costs to transport and warehouse products due to the dynamic nature of the global supply chain; unexpected changes in regulatory environments; regulatory issues involved in dealing with foreign suppliers and in exporting and importing products. The foregoing factors could have a material adverse effect on our business, operating results and financial condition.

A significant majority of our revenue results from sales of products on Amazon’s U.S. Marketplace and any change, limitation, or restriction on our ability to operate on Amazon’s platform could have a material adverse impact on our business, operating results and financial condition.

A substantial percentage of our revenue is from sales of products on Amazon’s U.S. marketplace and we are subject to Amazon’s terms of service (“ToS”) and various other Amazon seller policies that apply to third parties who sell products on Amazon’s marketplace. Amazon has the right to terminate or suspend our ability to sell on its platform at any time and for any reason. Amazon may also take other actions against us such as suspending or terminating our seller accounts or product listings and withholding payments owed to us indefinitely. From time to time in the past, we have experienced such adverse actions for products we have launched and products we have acquired and, we can provide no assurance that we will be able to comply with Amazon's ToS. Further, in the event any of our seller accounts or product listings are suspended for noncompliance, our reinstatement efforts may take significant time and attention or could fail, which could have a material adverse effect on our business, operating results and financial condition.

In addition, Amazon has made, and we expect will continue to make, changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully launch new products or increase our costs to operate. Such changes and the efforts required to maintain compliance therewith could have an adverse effect on our business, operating results and financial condition. Examples of past changes from Amazon have included platform fee increases (i.e., storage, advertising, fulfillment and selling commissions), inventory warehouse limitations, and restrictions on certain sales and marketing activities. Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, operating results and financial condition.

We also rely on services provided by Amazon’s fulfillment platform, including its Prime badge program, in which Amazon guarantees expedited shipping of products we sell to the consumer, an important factor in the consumer’s buying decision. Further, Amazon allows us to fulfill from our own third-party warehouses directly to customers under the same Prime badge guarantee. Amazon may at any time decide to discontinue allowing us to fulfill sales of our products directly from our warehouse network or limit our ability to advertise on our product listings that such products will receive expedited shipping under its Prime badge program. Any such inability or limitation, could have a material impact on our business, results of operations, and financial condition.

Our Credit Facility contains various restrictions and covenants that could limit our operating flexibility and we may be unable to refinance or repay our Credit Facility. We also rely on credit export insurance for our vendors in China, the unavailability of which could have a material adverse impact on our business, operating results and financial condition.

On December 22, 2021, we obtained a revolving credit facility from Midcap Funding IV Trust (the “Credit Facility”). Our Credit Facility contains covenants and other restrictions that, among other things, requires us to satisfy certain liquidity and borrowing availability tests, restricts our ability to execute M&A transactions and to incur additional indebtedness. These restrictions and covenants, and those in other future financing arrangements, may limit our ability to respond to market conditions, to provide for capital investment needs or to take advantage of business opportunities.

There is no guarantee that we will be available to repay or refinance our Credit Facility. Further, at any time, if we violate the terms of the Credit Facility, we may not be able to obtain a waiver from our lender under satisfactory terms, or at all, which would limit our operating flexibility and/or liquidity and which could have a material adverse effect on our business, operating results and financial condition.

We also rely on the availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our contract manufacturers. From time to time, our contract manufacturers have experienced reductions in the availability of such credit from Sinosure as a result of our failure to timely pay them. While we currently believe our contract manufacturers have insurance at levels that we believe are sufficient to fund our operations, there can be no assurance that such insurance will be available at levels we require for our business, or at all, whether or not we make timely payments to our vendors, which would have a material adverse effect on our business, operating results and financial condition.

In addition, the Company has cash deposits at financial institutions in excess of the insured amount of $0.3 million by the Federal Deposit Insurance Corporation.

Our efforts to grow our business through new products, services, technologies, and geographic expansion may not be successful and may place a significant strain on our management and, operational, financial and other resources.

Our long-term success depends on our ability to develop and commercialize a continuing stream of new products and services, to expand geographically and to continue development of our technology platform. We have entered and expect to continue to enter new product, service and geographic markets for which we have limited or no experience. For example, we have recently started to expand into Europe. In part we rely on Amazon’s global reviews program for success in our international expansion. If that program were to be limited, reduced or discontinued, our international expansion would be negatively affected. Our efforts to grow our business place significant strain on our management, personnel, operations, systems, financial resources, and internal financial control and reporting functions, among other things. We face the risk that we will be unable to disrupt incumbents and that our competitors will introduce new and better products and services that compete with us. There are numerous uncertainties inherent in successfully developing and commercializing new products and services on a continuing basis and new product launches or services may not deliver expected growth in sales or operating results. Any new product or service that we develop and market may not be introduced in a timely or cost-effective manner, may contain defects, errors, quality or other issues, or may not achieve the market acceptance necessary to generate sufficient revenue or may never become profitable. If we are unable to develop and introduce a continuing stream of competitive new products and services, it may have an adverse effect on our business, operating results and financial condition. Our failure to successfully execute on our growth initiatives can negatively impact our financial results and financial condition. To date, we have been unsuccessful in offering our services to third-party brands and while we expect to continue to offer our services there can be no assurance that we will be successful.

We may be unsuccessful in making and integrating acquisitions or in maintaining or growing the financial performance of any acquired businesses which may adversely affect our business and operating results and could impact the price of our common stock and result in dilution to shareholders.

Acquisitions are an important aspect of our growth strategy and we expect to continue to pursue brand and other strategic acquisitions. We have acquired a number of companies, and we may in the future acquire or invest in or enter into joint ventures with additional companies. Such acquisitions have in the past required, and in the future may require, the attention of management in integrating those businesses including increased attention to managing the supply chain of certain acquisitions. The market for acquisitions has historically been highly competitive. Our growth strategy may be adversely affected if we face increased competition for or fail to identify suitable acquisition targets. In addition, pursuing or completing any such acquisitions could divert management’s attention, and otherwise disrupt our operations and adversely affect our operating results and financial condition. Any acquisition, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock. In addition, any acquisition involves numerous risks, including: failing to identify problems during due diligence, liabilities or other shortcomings or challenges that could cause a target to under perform post-closing; difficulties in the assimilation of the operations, technologies, products, and personnel associated with the acquisition and unanticipated expenses related to such integration; challenges in integrating distribution channels; diversion of management's attention from other business concerns; difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships; challenges realizing anticipated cost savings, synergies and other benefits; the potential impairment of tangible and intangible assets and goodwill; risks of entering markets in which we have no or limited experience; risks associated with subsequent losses including potential unknown liabilities associated with a company we acquire; and problems retaining key personnel. We provide no assurances that we will be able to complete any acquisitions or that any acquired businesses will experience the same or better level of financial performance as prior to the acquisition.

In order to complete any future acquisitions, we may need to use our cash on hand, and we will likely need to raise additional equity or incur or assume debt, any of which could harm our business, only be available on unfavorable terms, if at all, and result in additional dilution to our stockholders.

We may be unable to attract, retain or motivate key personnel which could harm our business.

Our future success depends on our continuing ability to attract, motivate and retain well qualified employees. Competition for well-qualified employees in all aspects of our business is intense globally. The loss of one or more of our key personnel or our inability to promptly identify a suitable successor to a key role, including through a succession plan, could have an adverse effect on our business. Each of our executive officers, key technical personnel and other employees could terminate their employment relationship with us at any time. Moreover, we rely on stock-based compensation as a method to attract, retain and motivate our employees. If our common stock continues to be volatile or depressed, we may be unable to attract, retain and motivate employees, and if this occurs, it could have a material adverse effect on our business, operating results and financial condition. We do not currently maintain key-person life insurance policies on any member of our senior management team and other key employees.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have $216.4 million net operating loss carryforwards as of December 31, 2022, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, such as research and development credit carryforwards, before utilization.

Risks Relating to Information and Cyber Security

We rely on data provided by third parties and any loss, reduction in access or increased costs related thereto of which could have a material adverse effect on our business.

We use our technology in various aspects of our business including for new product launches, forecasting, fulfillment and the automation of sales and marketing of our products, among other things. Our ability to successfully use our technology depends to a large extent on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, primarily, Google and Amazon. In the future, these third parties could change their data sharing policies, including making them more restrictive or expensive, or could alter their algorithms, any of which could result in the loss of, or significant impairment to, our ability to collect and analyze useful data. These third parties could also interpret our, or our service providers’, data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect and use this data.

Our business, operating results and financial condition could be adversely impacted if our information technology systems or those of third-parties become subject to a data security breach, are disrupted or cease to operate effectively.

We rely heavily on information technology systems to operate our business and we collect, maintain, transmit and store sensitive data including data about our consumers. We also engage and rely upon third parties who engage in the same activities on our behalf. Accordingly, it is vital to maintain constant operation of these systems and to maintain cybersecurity. Our systems and those of third parties that we use in our operations are vulnerable to security risks, including from viruses and worms, phishing attacks, social engineering, hacking, distributed denial-of-service attacks, ransomware, and similar disruptions from the unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical and sensitive data, and loss of consumer confidence. In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur material remediation costs, and could subject us to demands to pay a ransom or damage our reputation. Our failure to prevent or mitigate data loss, theft, misuse, or other security breaches or vulnerabilities affecting our or our vendors’ technology and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; result in litigation, fines, liability, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection); deter customers from using our stores to buy our products; and harm our business, operating results, financial condition and reputation. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, hosting, payment processing and other functions. Despite our security efforts, some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operations or financial results, there can be no assurance that future incidents, which we expect to have, will not have material adverse effects on our business, operating results or financial condition. For example on April 25, 2022, we were alerted by a payment processor of a potential data security incident regarding one of our UK websites. This has not resulted in nor do we believe this will result in a material impact on our business. In addition, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. It is possible for security vulnerabilities to remain undetected for an extended time period, up to and including several years as was the case in the prior non-material security breach identified in April 2022. The Company’s adoption of remote working, initially driven by the pandemic, may also introduce additional threats or disruptions to our information technology networks and infrastructure. Although we have developed systems and processes that are designed to protect customer data and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented. In addition, our insurance may not provide sufficient coverage to compensate for related losses.

Additionally, we use open source software in our proprietary software AIMEE, and our other sophisticated information technologies and systems, and we expect to continue to use open source software in the future. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software.

Our information technology systems and those of our third parties may be vulnerable from time to time to damage, interruptions and other technical malfunctions including but not limited to breaches, human error, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. In addition, growth in our transaction volume or surges in online traffic place additional demands on our systems and could cause or exacerbate slowdowns or interruptions. If any such systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations. From time to time, we have experienced disruptions to our systems and we expect to continue to experience disruptions. Any material disruption or slowdown of such systems, including the failure to successfully upgrade systems, could have a material impact on many aspects of our operations including our ability to operate on e-commerce marketplaces. Such a loss or delay could have a material adverse impact on our business, operating results and financial condition. Our systems are not fully redundant and our disaster recovery planning may not be sufficient.

Risks Relating to the Litigation and Government Regulation

Claims, litigation, government investigations, product liability and recalls, and other proceedings may adversely affect our business, operating results and financial condition.

We are, from time to time, involved in various claims, litigation matters and regulatory proceedings that could have a material adverse effect on us. These matters may include personal injury and other tort claims, deceptive trade practice disputes, intellectual property disputes, product recalls, contract disputes, employment and tax matters and other proceedings and litigation, including class actions lawsuits. It is not possible to predict the outcome of pending or future litigation and any such claims, with or without merit, could be time consuming and expensive, and may require the Company to incur substantial costs and divert the resources of management.

We face exposure to product liability and other claims in the event that one of our products is alleged to have resulted in property damage, bodily injury or other adverse effects. In addition, if we are required to, or voluntarily, repair, replace or refund one or more of our products, it could have a material impact on our business, operating results, financial condition and reputation.

In the summer of 2021, the Company received informal notice from a third-party alleging patent infringement with respect to certain transfer paper products sold by the Company. While the Company does not believe it is infringing any active patents of the third party and intends to defend itself vigorously, there can be no assurances that the Company will obtain a satisfactory outcome.

In February 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to the prior owners of a transfer paper business acquired by the Company. While the Company believes its calculations are accurate and intends to vigorously defend itself, there can be no assurances that the Company will obtain a satisfactory outcome without unnecessary expense of money, resources or attention of management.

Determining legal reserves or possible losses from claims against us involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such excess amounts could have a material effect on our business, results of operations and financial condition. In addition, it is possible that a resolution of any claim, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, or require us to change our business practices each of which could have a material adverse effect on our business, operating results and financial condition.

We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.

We are subject in the ordinary course of our business, in the U.S. and elsewhere, to many statutes, ordinances, rules and regulations that, if violated by us or the third parties we work with, could have a material adverse effect on our business, operating results and financial condition. These laws and regulations include but are not limited to accounting and financial reporting, advertising, anti-bribery and anti corruption, consumer protection, data security and privacy, electronic commerce, employment, intellectual property, product liability, and trade (including tariffs). In addition, increasing governmental and societal attention to environmental, social and governance (ESG) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report, each of which can be challenging given our reliance on third party suppliers. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our business, operating results and financial condition. If we are unable to continue to meet these challenges and to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business, operating results and financial condition. Additionally, we may in the future be subject to inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and to resolve such matters without significant liability or damage to our reputation may materially adversely impact our operating results and financial condition. Furthermore, if new legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our operating results and financial position.

U.S. government trade actions could have a material adverse effect on our business, financial position, and results of operation.

Over the past several years, the U.S. government has taken a number of trade actions that impact or could impact our operations, including imposing tariffs on certain goods imported into the United States. As the majority of our products are imported into the United States from China, many of our products are subject to the tariffs imposed under Section 301 of U.S. trade law that have been applied to separate lists of Chinese goods imported into the United States, beginning during the Trump Administration and continuing in the Biden Administration. A number of lawsuits and other legal challenges with respect to the Section 301 tariff actions have been filed and remain pending, which could result in changes to the tariffs. To date, the Biden Administration has effectively maintained and has continued to defend and to enforce these particular trade actions. We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs and sales and are considering strategies to mitigate such impact, including reviewing sourcing options, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Risks Relating to the Ownership of our Common Stock

We are an “emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies may make it more difficult to compare our performance with other public companies and make our common stock less attractive to investors.

We are an “emerging growth company”, as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, we also take advantage of an extended transition period for complying with new or revised accounting standards. This may make comparison of our financial statements with those of another public company that has complied with such new or revised accounting standards difficult or impossible because of the potential differences in accounting standards used. We will lose our status as an emerging growth company no later than December 31, 2024.

The market price and trading volume of our common stock may fluctuate significantly.

The market price and trading volume of our common stock has at times experienced substantial price volatility. There has been, and we expect will continue to be, significant volatility in the market price and trading volume of our common stock. In certain instances these fluctuations have been unrelated or disproportionate to our operating performance and financial condition. In addition, the market price of our common stock may be, and we believe recently has been, significantly impacted by investors covering large short positions in our common stock. In addition, there are many other factors that have caused and may continue to cause the market price of our common stock to fluctuate, including: actual or anticipated variations in our quarterly operating results, or the operating results and financial condition of companies perceived to be similar to us; deterioration and decline in general economic, industry and/or market conditions; changes in estimates of our financial results or recommendations by equity research analysts, including any decision by equity research analysts to initiate or discontinue coverage; announcements by us or our competitors of significant acquisitions, strategic alliances or joint ventures; and changes in our capital structure, such as future issuances of securities or the incurrence of additional debt.

We may be limited by our ability to raise the funding we need to support our growth or to maintain our existing business. Also such funding may be available only by diluting existing stockholders.

The success of our business depends, in part, on our ability to invest significant resources in R&D including for the development of our proprietary technology platform and for the development of new products and services. Our success also depends on our ability to grow through acquisitions. To support our business growth we will likely require additional funds to maintain, grow and respond to business challenges. Accordingly, from time to time we need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, that would result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt we may incur may negatively impact our business, financial condition and operating results. We have in the past and may in the future incur debt that allows us to repay such debt using our common stock which could result in significant dilution. Further, we may not be able to obtain additional financing on terms favorable to us, or at all, whether due to issues related to the Company or unrelated to the Company including but not limited to bank failures. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or to respond to business challenges would be significantly limited, and our business could fail or our operating results and financial condition could be adversely affected.

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

Future sales of our common stock by our insiders, or the perception that these sales may occur, may cause the market price of our common stock to decline.

Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our common stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our common stock to decline. Other than our stock ownership guidelines and our restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock. Our officers and directors periodically sell shares of common stock to cover tax liabilities from prior restricted stock awards.

Future sales and issuances of our capital stock, or the perception that such sales may occur, could cause our stock price to decline.

Future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other debt or equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, the ownership of existing stockholders will be diluted, possibly materially. New investors in subsequent transactions could also gain rights, preferences and privileges senior to those of existing holders of our common stock. In addition, we issue to our employees equity awards under our equity incentive plans which could be material in amount.

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

As of the date of this Annual Report, our stock has a minimum closing bid price below $1.00 per share. In general, Nasdaq’s continued listing requirements require, among other things, a minimum closing bid price requirement of $1.00 per share. If a company fails to meet the $1.00 minimum closing bid price requirement for 30 consecutive business days, Nasdaq will send a deficiency notice to the company, advising that it has been afforded a “compliance period” of 180 calendar days to regain compliance with the applicable requirements. In the future, if our common stock remains below the continued listing standard of $1.00 per share or otherwise fails to satisfy any of the Nasdaq continued listing requirements, and if we are unable to cure such deficiency during any subsequent cure period, our common stock could be delisted from the Nasdaq. If our common stock ultimately were to be delisted for any reason, we could face a number of significant material adverse consequences, including limited availability of market quotations for our common stock; limited news and analyst coverage; decreased ability to obtain additional financing; limited liquidity for our stockholders due to thin trading; and the potential loss of confidence by investors, employees and other third parties who we do business with.

Further, we may decide to effect a reverse split of our common stock which could impact the market price for our stock, limit our ability to raise capital while pursuing a reverse split or otherwise limit our ability to execute acquisition transactions and there is no assurance that the market price or trading volume for our common stock will not further decline after announcing or effecting such split.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2022, our principal place of business and corporate headquarters was our New York office which is leased for a term of two years expiring April 2023 and has approximately 5,200 square feet of space. Our UK office is a building we own, our China office is leased for a term of three years expiring in May 2024 and our Poland office with approximately 5,000 square feet of space is leased through July 2023.

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

Holders of Record

As of December 31, 2022, there were approximately 167 holders of record of our common stock.

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

None

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

Today, we own and operate brands that sell products in multiple categories, including home and kitchen appliances, kitchenware, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils. Our fifteen brands include, hOmeLabs; Vremi; Squatty Potty; Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; Spiralizer; Healing Solutions; Photo Paper Direct and Step and Go.

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

Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. The impact of the COVID-19 pandemic on the global supply chain, the unpredictability of container availability, space on vessels and shipping lead times, as well as associated manufacturing lead time, led us to secure more inventory upfront which affected our business and operating results in 2022. Having more inventory on hand not only impacts our working capital but also requires us to increase our storage capacity, through our warehouse network, which of itself has a capital impact.

Our direct revenue can be impacted by the timing and the season in which products are launched as well as the impact of mergers and acquisitions.

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

Expenses:

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses— Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and e-commerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e., sales and distribution variable expenses). Sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages AIMEE and our third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”) or fulfilled by Walmart (“WFS”). Products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon to most customers within one or two days. We continually review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees and other general overhead costs, including the costs of being a public company.

Interest Expense, Net— Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) and our term loans in 2021 with High Trail Investments SA LLC (“High Trail SA”) and High Trail Investments ON LLC (“High Trail ON” and, together with High Trail SA, “High Trail”).

Results of Operations

Comparison of Years-Ended December 31, 2021 and 2022

The following table summarizes our results of operations for the years-ended December 31, 2021 and 2022, together with the changes in those items in dollars and percentage:

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
NET REVENUE	$247,767	$221,170	$(26,597)	(10.7)%
COST OF GOODS SOLD	125,904	115,652	(10,252)	(8.1)%
GROSS PROFIT	121,863	105,518	(16,345)	(13.4)%
OPERATING EXPENSES:
Sales and distribution (1)	127,369	121,139	(6,230)	(4.9)%
Research and development (1)	9,837	6,012	(3,825)	(38.9)%
General and administrative (1)	45,099	38,239	(6,860)	(15.2)%
Impairment loss on goodwill	—	120,409	120,409	100.0%
Impairment loss on intangibles	—	3,118	3,118	100.0%
Settlement of a contingent earn-out liability	4,164	—	(4,164)	(100.0)%
Change in fair value of contingent earn-out liabilities	(30,529)	(5,240)	25,289	82.8%
TOTAL OPERATING EXPENSES:	155,940	283,677	127,737	81.9%
OPERATING LOSS	(34,077)	(178,159)	(144,082)	422.8%
INTEREST EXPENSE—net	12,655	2,603	(10,052)	(79.4)%
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	(2,012)	(2,012)	(100.0)%
LOSS ON INITIAL ISSUANCE OF EQUITY	—	18,669	18,669	100.0%
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	3,254	—	(3,254)	(100.0)%
LOSS ON EXTINGUISHMENT OF DEBT	138,859	—	(138,859)	(100.0)%
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	26,455	(470)	(26,925)	(101.8)%
LOSS ON INITIAL ISSUANCE OF WARRANTS	20,147	—	(20,147)	(100.0)%
OTHER EXPENSE (INCOME)—net	45	(281)	(326)	(728.9)%
LOSS BEFORE INCOME TAXES	(235,492)	(196,668)	38,824	(16.5)%
PROVISION (BENEFIT) FOR INCOME TAXES	532	(376)	(908)	(170.7)%
NET LOSS	$(236,024)	$(196,292)	$39,732	(16.8)%

(1) Amounts include stock-based compensation expense as follows:

	Years-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$6,809	$5,014	$(1,795)	(26.4)%
Research and development expenses	5,339	1,871	(3,468)	(65.0)%
General and administrative expenses	16,839	7,709	(9,130)	(54.2)%
Total stock-based compensation expense	$28,987	$14,594	$(14,393)	(49.7)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Year-Ended December 31,
	2021	2022
	(in thousands, except percentages)
NET REVENUE	100.0%	100.0%
COST OF GOODS SOLD	50.8	52.3
GROSS PROFIT	49.2	47.7
OPERATING EXPENSES:
Sales and distribution	51.4	54.8
Research and development	4.0	2.7
General and administrative	18.2	17.3
Impairment loss on goodwill	—	54.4
Impairment loss on intangibles	—	1.4
Settlement of a contingent earn-out liability	1.7	—
Change in fair value of contingent earn-out liabilities	(12.3)	(2.4)
TOTAL OPERATING EXPENSES:	63.0	128.2
OPERATING LOSS	(13.8)	(80.5)
INTEREST EXPENSE—net	5.1	1.2
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	(0.9)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	8.4
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	1.3	—
LOSS ON EXTINGUISHMENT OF DEBT	56.0	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	10.7	(0.2)
LOSS ON INITIAL ISSUANCE OF WARRANTS	8.1	—
OTHER EXPENSE (INCOME)—net	—	(0.1)
LOSS BEFORE INCOME TAXES	(95.0)	(88.9)
PROVISION (BENEFIT) FOR INCOME TAXES	0.3	(0.2)
NET LOSS	(95.3)%	(88.7)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Direct	$235,817	$214,168	$(21,649)	(9.2)%
Wholesale	11,950	7,002	(4,948)	(41.4)%
Net revenue	$247,767	$221,170	$(26,597)	(10.7)%

Net revenue decreased $26.6 million, or 10.7%, during the year-ended December 31, 2022 to $221.2 million, compared to $247.8 million for the year-ended December 31, 2021. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $21.6 million, or a 9.2% decrease. This was primarily due to softness in consumer demand partially offset by liquidation of higher priced excess inventory. Direct net revenue consists of both organic net revenue and net revenue from our mergers and acquisitions (“M&A”). For the year-ended December 31, 2022, organic revenue was $201.9 million and revenue from our M&A businesses was $11.5 million. For the year-ended December 31, 2021, organic revenue was $118.4 million and revenue from our M&A businesses was $120.9 million. Our organic revenue increased by $83.5 million, or 70.5%, during the year-ended December 31, 2022, as compared to the year-ended December 31, 2021 as M&A net revenue has moved into organic net revenue after one year from purchase.

We also saw a decrease in wholesale revenue of $5.0 million versus the prior year, primarily from a decrease in the sale of personal protective equipment (“PPE”) in the year-ended December 31, 2022.

	Year-Ended December 31,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$73,685	$67,797
Kitchen appliances	43,180	40,551
Health and beauty	15,579	17,485
Personal protective equipment	6,073	1,564
Cookware, kitchen tools and gadgets	22,933	19,526
Home office	12,352	13,322
Housewares	33,951	33,041
Essential oils and related accessories	27,444	23,604
Other	12,570	4,280
Total net revenue	$247,767	$221,170

Heating, cooling and air quality accounted for $67.8 million in net revenue for the year-ended December 31, 2022 compared to $73.7 million for the year-ended December 31, 2021. This decrease was primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending and increased sales prices due to global supply chain disruptions offset by liquidation of higher priced inventory.

Kitchen appliances accounted for $40.6 million in net revenue for the year-ended December 31, 2022 compared to $43.2 million in net revenue for the corresponding period in 2021, a decrease of $2.6 million. This decrease was primarily driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressure on consumer spending, increased sales prices due to global supply chain disruption which has reduced our sales velocity offset by liquidation of higher priced inventory.

Health and beauty accounted for $17.5 million in net revenue for the year-ended December 31, 2022 compared to $15.6 million in net revenue for the corresponding period in 2021, an increase of $1.9 million. The increase is primarily attributable to new products obtained through M&A partially offset by reduced consumer demand.

Cookware, kitchen tools and gadgets accounted for $19.5 million in net revenue for the year-ended December 31, 2022 compared to $22.9 million in net revenue for the year-ended December 31, 2021. The decrease of $3.4 million is driven by reduced sales volume, which we attribute to reduced consumer demand from inflationary pressures on consumer spending, increased sales prices due to global supply chain disruption which has reduced our sales velocity offset by liquidation of higher priced inventory.

Housewares accounted for $33.0 million in net revenue for the year-ended December 31, 2022 compared to $34.0 in net revenue for the year-ended December 31, 2021. The decrease in revenue of $1.0 million is primarily attributable to reduced consumer demand partially offset by new products obtained through acquisitions.

Essential oils and related accessories accounted for $23.6 million in net revenue for year-ended December 31, 2022 compared to $27.4 million in net revenue for the year-ended December 31, 2021. The decrease in net revenue of $3.8 million is primarily driven by reduced sales volume, which we attribute to reduced consumer demand for inflationary pressure on consumer spending, increased sales prices due to global supply disruptions and inventory shorts due to manufacturing delays.

Cost of Goods Sold and Gross Margin

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$125,904	$115,652	$(10,252)	(8.1)%
Gross profit	$121,863	$105,518	$(16,345)	(13.4)%

Cost of goods sold decreased by $10.3 million from $125.9 million for the year-ended December 20, 2021 to $115.7 million for the year-ended December 21, 2022 primarily from reduced sales volume. The decrease in cost of goods sold is primarily attributable to the decrease of $45.5 million in cost of goods sold from our acquired businesses, as acquisitions move into organic after one year of purchase, partially offset by an increase in cost of goods sold of $29.5 million from our organic businesses.

Gross profit decreased from 49.2% for the year-ended December 31, 2021 to 47.7% for the year-ended December 31, 2022. The decrease in gross profit is primarily attributable to the impact of increased costs of supply chain and liquidation of high priced excess inventory. This is partially offset by product mix as our net revenue increased from our M&A businesses, which have higher gross margin than our organic business gross margin. The majority of our M&A businesses' net revenue tends to be from smaller products that have higher gross margins versus our organic business' net revenue, which tend to be oversized goods with lower gross margin. We expect to see impacts in our gross margin for the first half of 2023 due to our expectation of continued liquidation of high priced excess inventory partially offset by improving shipping container rates.

Sales and Distribution Expenses

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$127,369	$121,139	$(6,230)	(4.9)%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $121.1 million for the year-ended December 31, 2022 from $127.4 million for the year-ended December 31, 2021. Although net revenue decreased year over year, our e-commerce platform commissions, online advertising, selling and logistics expenses were flat at $103.3 million for the year-ended December 31, 2022 and December 31, 2021. This is attributable to higher storage costs and fulfillment costs due to fuel surcharges, an increase in Amazon fees, and marketing investments in certain businesses.

Our sales and distribution fixed costs (e.g., salary and office expenses) decreased to $17.9 million for the year-ended December 31, 2022 from $24.1 million for the year-ended December 31, 2021 primarily due to approximately $4.1 million of bad debt reserve from our dispute with a certain PPE supplier which was recorded during the year-ended December 2021 and did not recur in 2022. Sales and distribution expenses for the year-ended December 31, 2022 included a decrease in stock-based compensation expense of $1.8 million.

As a percentage of net revenue, sales and distribution expenses increased to 54.8% for the year-ended December 31, 2022 from 51.4% for the year-ended December 31, 2021. E-commerce platform commissions, online advertising, selling and logistic expenses included within sales and distribution expenses, as a percentage of net revenue, were 46.7% for the year-ended December 31, 2022 compared to 41.7% for the year-ended December 31, 2021. This rate increase is primarily attributable to product mix, an increase in storage costs, an increase in e-commerce platform service provider fulfillment fees, and an increase in last mile shipping costs, specifically for oversized goods, due to the demand on those third party providers' delivery network.

Research and Development Expenses

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Research and development expenses	$9,837	$6,012	$(3,825)	(38.9)%

The decrease in research and development expenses was primarily attributable to a decrease in stock-based compensation expense of approximately $3.5 million.

General and Administrative Expenses

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$45,099	$38,239	$(6,860)	(15.2)%

The decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expense of $9.2 million partially offset by an increase of $2.6 million related to legal settlement fees (See note 12 of Consolidated Financial Statements in this annual report on form 10-K) and $1.7 million in inventory donations.

Impairment loss on Goodwill

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Goodwill	$—	$(120,409)	$(120,409)	(100.0)%

We evaluated current economic conditions during 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets during 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses during the three months ended March 31, 2022 and September 30, 2022 which resulted in impairment charges of $29.0 million and $90.9 million, respectively. There was no remaining goodwill on the balance sheet as of September 30, 2022.

On October 4, 2022, the Company acquired Step and Go, a brand in the health and wellness category, for $0.7 million. As part of the purchase price allocation of the acquisition, $0.5 million was attributed to goodwill. As our market capitalization was further reduced below net assets as of December 31, 2022, an impairment loss on goodwill of $0.5 million was recorded for the three months ended December 31, 2022, which is included in impairment loss on goodwill in the Consolidated Statement of Operations for the year-ended December 31, 2022.

As a result of these analyses, we recorded a total goodwill impairment charge of approximately $120.4 million for the year-ended December 31, 2022.

Impairment loss on Intangibles

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Impairment loss on Intangibles	$—	$(3,118)	$(3,118)	(100.0)%

Certain asset groups experienced a significant decrease in sales and contribution margin during 2022. This was considered an interim triggering event for the three months ended September 30, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million for the year-ended December 31, 2022.

Change in fair value of contingent earn-out liabilities

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Settlement of a contingent earn-out liability	$4,164	$—	$(4,164)	(100.0)%
Change in fair value of contingent earn-out liabilities	$(30,529)	$(5,240)	$25,289	82.8%

The settlement of a contingent earn-out liability for the year-ended December 31, 2021 was due to the difference of fair value of the shares issued on the settlement date versus the fair value of the earn-out on the date of the settlement.

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections.

Interest expense, net

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Interest expense	$12,655	$2,603	$(10,052)	(79.4)%

The decrease in interest expense was primarily related to the payment in the High Trail loan in the prior period which had higher borrowings and interest rate compared to this current period which only includes our Midcap credit facility.

Gain on extinguishment of seller note

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Gain on extinguishment of seller note	$—	$2,012	$2,012	100.0%

The gain on extinguishment of seller note during the year-ended December 31, 2022 was attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million gain on extinguishment of seller note upon the extinguishment of debt.

Loss on initial issuance of equity

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$—	$18,669	$18,669	100.0%

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

Change in fair value of derivative liability

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair market value of derivative liability	$3,254	$—	$(3,254)	100.0%

The change in fair market value of derivative liability during the year-ended December 31, 2021 is attributable to the term loan from High Trail as we fair-valued certain embedded derivatives within the term loan, primarily around default interest rates.

Loss on extinguishment of debt

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Loss on extinguishment of debt	$138,859	$—	$(138,859)	(100.0)%

The loss on extinguishment of debt for the year-ended December 31, 2021 is attributable to the payment and termination of the December 2021 Note (as defined in Note 6 to our Consolidated Financial Statements included in this Annual Report), the February 2022 Note (as defined in Note 6 to our Consolidated Financial Statements included in this Annual Report) and our prior credit facility, which resulted in $29.8 million in loss on extinguishment of debt consisting of unamortized deferred finance costs, the extinguishment of the majority of the April 2022 Note loan, which resulted in $107.0 million in loss on extinguishment of debt and the extinguishment of the High Trail Note loan, which resulted in $2.1 million in loss on extinguishment of debt.

Change in fair market value of warrant liability

	Year-Ended December 31,		Change
	2021	2022	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$26,455	$(470)	$(26,925)	(101.8)%
Loss on initial issuance of warrants	$20,147	$—	$(20,147)	(100.0)%

The change in fair market value of the warrant liability during the year-ended December 31, 2021 was attributable to the issuance of the warrants in connection with the December 2020 Note and the February 2021 Note and related change in the fair value of warrant liability. The change in fair market value of warrant liability during the year-ended December 31, 2022 was related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise.

The loss on initial issuance of warrants for the year-ended December 31, 2021 was primarily driven by the increase of our share price since the original issuance of the warrants.

Liquidity and Capital Resources

Cash Flows for Years-Ended December 31, 2021 and 2022

The following table provides information regarding our cash flows for the years-ended December 31, 2021 and 2022:

	Year-Ended December 31,
	2021	2022
	(in thousands)
Cash used by operating activities	$(41,969)	$(17,477)
Cash used in investing activities	(44,905)	(677)
Cash provided by financing activities	95,569	26,996
Effect of exchange rate on cash	(477)	(528)
Net change in and restricted cash for the period	$8,218	$8,314

Net Cash Used in Operating Activities

Net cash used by operating activities was $42.0 million for the year-ended December 31, 2021, resulting from our net cash losses from operations of $24.4 million and cash usage from working capital of $17.6 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable.

Net cash used by operating activities was $17.5 million for the year-ended December 31, 2022, resulting from our net cash losses from operations of $37.2 million, offset by cash from working capital of $19.7 million from changes in accounts receivable, purchase of inventory and insurance and payments of accounts payable and accrued expenses. The reduction of inventory and accounts payable in 2022 relate to the decrease in inventory purchases in 2022 compared to 2021 and our efforts to normalize inventory levels by liquidating higher cost inventory. The decrease in accounts receivable year over year relates to a reduction in sales volume during the last month of the quarter, December 2021 versus December 2022, and timing from a significant wholesale receivable from 2021 collected in 2022.

Net Cash Used in Investing Activities

Net cash used in investing activities of $44.9 million for the year-ended December 31, 2021 was primarily for the acquisition of the assets from Healing Solutions, LLC (“Healing Solutions”) for $15.3 million, the assets from Squatty Potty, LLC for $19.0 million and the acquisition of Photo Paper Direct Ltd. of $10.6 million.

Net cash used in investing activities for the year-ended December 31, 2022 was primarily from the acquisition of Step and Go for $0.6 million.

Net Cash Provided by Financing Activities

For the year-ended December 31, 2021, cash provided by financing activities of $95.6 million was primarily from proceeds from borrowings from the High Trail April 2022 Notes of $110.0 million, proceeds from cancellation of a warrant of $16.9 million and proceeds from an equity offering of $36.7 million, net, proceeds from exercise of stock options of $9.0 million, borrowings of $20.0 million of Midcap credit facility offset by repayments of the High Trail December 2021 Note and February 2022 Note of $59.5 million, repayments of the High Trail April 2022 Note of $10.1 million, repayments of the High Trail December 2022 Note of $27.5 million and $10.5 million of repayments of notes issued to certain sellers in connection with our M&A activity.

For the year-ended December 31, 2022, cash provided by financing activities of $27.0 million was primarily from the net proceeds from the March and October 2022 equity raise of $46.8 million partially offset by the net repayment of borrowings from the Midcap credit facility of $12.2 million, the payment of earn-out to Squatty Potty of $4.0, and the repayment of note to Smash of $3.4 million.

Liquidity and Going Concern

As an emerging growth company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. In addition, our recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and the Supply Chain below for additional details).

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure and we expect to continue to rely on outside capital for the foreseeable future, specifically for M&A. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•
Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year ended December 31, 2022, we incurred a net loss of $196.3 million and used net cash flows in our operations of $17.5 million. In addition, as of December 31, 2022, we had unrestricted cash and cash equivalents of $43.6 million available to fund our operations, and an accumulated deficit of $625.3 million.
•
We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility. The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. We were in compliance with these financial covenants as of December 31, 2022, and expect to remain in compliance through at least March 31, 2024. However, with our short history of forecasting our business during the ongoing COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.
•
As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we are continually exploring additional outside capital, specifically to fund our M&A strategy, there can be no assurance we will be able obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.
•
We plan to continue to closely monitor our operating forecast, pursue our M&A strategy, pursue additional sources of outside capital on terms that are acceptable to us, and secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, such as delaying expenditures, reducing investments in new products, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

COVID-19 Pandemic and Supply Chain

During 2022, we were impacted by the COVID-19 pandemic and related global shipping disruptions. Together these led to substantial increases in supply chain costs, in particular shipping containers, which we rely on to import our goods, reduced the reliability and timely delivery of such shipping containers and substantially increased our last mile shipping costs on our oversized goods which are a material part of our business. The reduced reliability and delivery of such shipping containers forced us to spend more on premium shipping to ensure goods were delivered, and the lack of reliability and timely delivery has further down chain impacts such as taking longer for containers to be offloaded and returned. Further, the global shipping disruption led us to increase our inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, impacting our working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be adjusted following the onset of the COVID-19 pandemic. There remains significant uncertainty to consumer demand and buying habits as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. and potentially reduced demand for our products.

We continue to consider the impact of COVID-19 and the related supply chain disruptions on the assumptions and estimates used when preparing our Consolidated Financial Statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change. If economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our results of business, operations, financial results, and liquidity.

MidCap Credit Facility – December 2021— On December 22, 2021, we entered into a Credit Facility with MidCap, pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 200,000 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the Credit Facility.

The credit facility contains a financial covenant that requires us to maintain a minimum unrestricted cash balance of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times. At its election, we may elect to comply with an alternative financial covenant that would require us to maintain a minimum borrowing availability under the credit facility of $10.0 million at all times. We currently do not anticipate electing the alternative financial covenant over the next twelve months and are in compliance with the minimum liquidity covenant as of the date these Consolidated Financial Statements were issued.

The outstanding balance on the MidCap credit facility as of December 30, 2021 and 2022 was $32.9 million and $21.1 million, respectively. The Company had $0.3 million of availability on the Midcap credit facility as of December 31, 2022.

On September 29, 2022, we entered into securities purchase agreements (the “September Purchase Agreements”) with certain accredited investors, pursuant to which, among other things, we agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 10,643,034 shares of Common Stock and accompanying warrants to purchase an aggregate of 10,643,034 shares of Common Stock. 10,526,368 of the shares and the accompanying warrants to purchase 10,526,368 shares of Common Stock were sold to certain accredited purchasers that are not affiliated with us at a combined offering price of $1.90 per share and accompanying warrant to purchase one share of Common Stock. The remaining 116,666 shares of Common Stock and the accompanying warrants to purchase 116,666 shares of Common Stock were sold to certain of our insiders, comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Global Head of M&A and Chief Technology Officer, at a combined offering price of $2.10 per share and accompanying warrant to purchase one share of Common Stock.

The Registered Direct Offering closed on October 4, 2022 and the Company issued and sold an aggregate of 10,643,034 shares of common stock to the Purchasers. The gross proceeds to us from the Registered Direct Offering were approximately $20.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. We currently intend to use the net proceeds from the Registered Direct Offering for working capital purposes, the conduct of our business and other general corporate purposes, which may include acquisitions, investments in or licenses of complementary products, technologies or businesses.

Pursuant to the ASC 815-40, the September Purchase Agreements represent a legally binding contract that meets the definition of a firm commitment and as such we recorded a derivative expense related to the offering of common stock (“forward contract”). Additionally, we recorded $12.8 million derivative expense derived from the excess of the fair-value of the issuances of equity of common shares and common stock warrants over the anticipated proceeds to be received by us. This expense was recorded in loss on initial issuance of equity on the consolidated statement of operations for the year-ended December 31, 2022.

Contingent earn-out liability considerations—As of December 1, 2020, the acquisition date of the assets of the e-commerce business under the brands Mueller, Pursteam, Pohl and Schmitt and Spiralizer (the “Smash Assets”), the initial fair value amount of the earn-out payment was appropriately $9.8 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Smash Assets was approximately $22.5 million representing a change of fair value impact of approximately $12.7 million. As of December 31, 2022, there was no remaining earn-out liability relating to Smash Assets as the earn-out threshold was not achieved.

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

As of February 2, 2021, the acquisition date of the Healing Solutions Assets, the initial fair value amount of the earn-out payment with respect to the Healing Solutions Assets was appropriately $16.5 million. In November 2021, we issued 1.4 million shares of common stock in full settlement of the earn-out. As of December 31, 2022 there was no earn-out liability related to Healing Solutions.

As part of the acquisition of the assets of Squatty Potty, LLC (the “Squatty Potty Assets”), Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurred in the 12 months ending December 31, 2022, the earn-out payment amount was to be $3.9 million and if the parties terminate the transition service agreement prior to the date that is nine months following the Closing Date, we are to pay an additional $3.9 million.

As of May 5, 2021, the acquisition date of the Squatty Potty Assets, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of December 31, 2021, the fair value amount of the earn-out payment with respect to the Squatty Potty Assets was approximately $4.0 million, representing a net change of fair value impact of approximately $0.5 million for year-ended December 31, 2021. As of December 31, 2022, there was no remaining fair value for the Squatty Potty earn-out payment as amount was fully paid during 2022.

As of May 5, 2021, the acquisition date of Photo Paper Direct Ltd. (“Photo Paper Direct”), the initial fair value amount of the earn-out payment with respect to Photo Paper Direct was appropriately $0.9 million. As of December 31, 2021 and 2022, the fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was $0.0 million as we believe the earnout was not achieved. Photo Paper Direct disagrees with our determination and we remain in dispute with the prior owners with respect to this matter.

Open Inventory Purchase Orders—As of December 31, 2021 and 2022, the Company had open inventory purchase orders of $32.3 million and $13.5 million, respectively, placed with vendors waiting to be fulfilled.

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

As used herein, Contribution margin represents gross profit less amortization of inventory step-up from acquisitions (included in cost of goods sold), reserve on barter credits and e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, settlement of earn-outs, amortization of inventory step-up from acquisitions (included in cost of goods sold), reserve for barter credits, profit and loss impacts from the issuance of common stock and/or warrants, changes in fair-market value of warrant liability, professional fees and transition costs related to acquisitions, litigation settlements, impairment on goodwill and intangibles, loss from extinguishment of debt and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

We present Contribution margin and Contribution margin as a percentage of net revenue, as we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to gross profit, provides useful supplemental information for investors. Specifically, Contribution margin and Contribution margin as aNon-GAAP Financial Measure percentage of net revenue are two of our key metrics in running our business. All product decisions made by us, from the approval of launching a new product and to the liquidation of a product at the end of its life cycle, are measured primarily from Contribution margin and/or Contribution margin as a percentage of net revenue. Further, we believe these measures provide improved transparency to our stockholders to determine the performance of our products prior to fixed costs as opposed to referencing gross profit alone.

In the reconciliation to calculate contribution margin, we add e-commerce platform commissions, online advertising, selling and logistics expenses (“sales and distribution variable expense”), and the reserve for barter credits to gross profit to inform users of our financial statements of what our product profitability is at each period prior to fixed costs (such as sales and distribution expenses such as salaries as well as research and development expenses and general administrative expenses). By excluding these fixed costs, we believe this allows users of our financial statements to understand our products performance and allows them to measure our products performance over time.

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

	Year-Ended December 31,
	2021	2022
	(in thousands, except percentages)
Gross profit	$121,863	$105,518
Contribution margin	$25,038	$3,903
Gross profit as a percentage of net revenue	49.2%	47.7%
Contribution margin as a percentage of net revenue	10.1%	1.8%
Net Loss	$(236,024)	$(196,292)
EBITDA	$(215,511)	$(186,544)
Adjusted EBITDA	$(7,159)	$(33,514)
Net loss as a percentage of net revenue	(95.3)%	(88.8)%
Adjusted EBITDA as a percentage of net revenue	(2.9)%	(15.2)%

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Year-Ended December 31,
	2021	2022
	(in thousands, except percentages)
Gross Profit	$121,863	$105,518
Add:
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	5,458	—
Reserve on barter credits	1,000	1,643
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(103,283)	(103,258)
Contribution margin	$25,038	$3,903
Gross Profit as a percentage of net revenue	49.2%	47.7%
Contribution margin as a percentage of net revenue	10.1%	1.8%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Year-Ended December 31,
	2021	2022
	(in thousands, except percentages)
Net loss	$(236,024)	$(196,292)
Add:
Provision for income taxes	532	(376)
Interest expense, net	12,655	2,603
Depreciation and amortization	7,326	7,521
EBITDA	(215,511)	(186,544)
Other expense (income), net	45	(281)
Change in fair value of contingent earn-out liabilities	(30,529)	(5,240)
Settlement of a contingent earn-out liability	4,164	—
Impairment loss on goodwill	—	120,409
Impairment loss on intangibles	—	3,118
Gain on extinguishment of seller note	—	(2,012)
Amortization of inventory step-up from acquisitions (included in cost of goods sold)	5,458	—
Change in fair market value of warrant liability	26,455	(470)
Derivative liability discount related to term loan	3,254	—
Loss on original issuance of equity	—	18,669
Loss on extinguishment of debt	138,859	—
Loss on initial issuance of warrants	20,147	—
Professional fees related to acquisitions	1,450	—
Transition costs from acquisitions	2,076	—
Professional and legal fees related to Photo Paper Direct acquisition	1,586	—
Litigation reserve	1,300	2,600
Reserve on dispute with PPE supplier	4,100	—
Reserve on barter credits	1,000	1,643
Stock-based compensation expense	28,987	14,594
Adjusted EBITDA	$(7,159)	$(33,514)
Net loss as a percentage of net revenue	(95.3)%	(88.8)%
Adjusted EBITDA as a percentage of net revenue	(2.9)%	(15.2)%
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

Our refund liability for sales returns was $0.6 million at December 31, 2021 and 2022, which is included in accrued liabilities and represents the expected value of the refund that will be due to our customers.

Inventory valuation—Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on available information such as historical data, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

Warrant Liability—The fair values of the outstanding warrants were measured using the Black Scholes model. Due to the complexity of the warrants issued, we use an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect.

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

The fair value of warrant liability was $0.0 million and $3.5 million at December 31, 2021 and 2022, respectively.

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

Contingent earn-out liabilities were $9.2 million and $0.0 million at December 31, 2021 and 2022, respectively.

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

Refer to Note16 - Acquisitions to our Consolidated Financial Statements included in this Annual Report-for more information.

Goodwill Valuation —We operate under one business component which is the same as our reporting unit based on the guidance in ASC Topic 350-20.

We assess goodwill for impairment at least annually during the fourth quarter and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. During 2022, we had events and conditions in the first and third quarter that required an interim assessment of goodwill.

We evaluated current economic conditions, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses and determined that our goodwill impaired during the three months ended March 31, 2022 and three months ended September 30, 2022.

We engaged a third-party valuation specialist to assist management in performing an interim goodwill impairment test. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method, while also taking into consideration our market capitalization. Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and our market capitalization.

Due to the sustained decline in our stock price leading up to and subsequent to March 31, 2022 and September 30, 2022, we used the market capitalization to determine the fair value of the reporting unit. As a result, we recorded impairment charges of $29.0 and $90.0 million during the three months ending March 31, 2022 and September 30, 2022, respectively. There was no remaining goodwill on the balance sheet as of September 30, 2022.

While we believe our conclusions regarding the estimates of fair value of our reporting unit are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our reporting unit serves, the realization of future sales price and volume increases, fluctuations in price and availability of key raw materials, future operating efficiencies and, as it pertains to discount rates, the volatility in interest rates and costs of equity.

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

On October 4, 2022, the Company acquired Step and Go, a brand in the health and Wellness category, for $0.7 million. As part of the purchase price allocation of the acquisition, $0.5 million was attributed to goodwill. As our market capitalization was further reduced below net assets as of December 31, 2022, an impairment loss on goodwill of $0.5 million was recorded for the three months ended December 31, 2022.

As a result of these analyses, we recorded a total goodwill impairment charge of approximately $120.4 million for the year-ended December 31, 2022.

Goodwill was $119.9 million and $0.0 million at December 31, 2021 and December 31, 2022, respectively.

We believe that the assumptions and estimates made are reasonable and appropriate, and changes in the assumptions and estimates could have a material impact on our reported financial results.

Intangible asset valuation —We review long-lived assets for impairment when performance expectations, events, or changes in circumstances indicate that the asset's carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows by comparing the carrying value of the asset group to the undiscounted cash flows. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique. Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. We assessed the recoverability of the related intangible assets by using level 3 inputs and comparing carrying value of an asset group to the net undiscounted cash flows expected to be generated to determine if carrying value is not recoverable.

The recoverability test indicated that certain definite-lived trademark intangible assets were impaired which resulted in an impairment charge. We recorded an intangible impairment charge of $3.1 million in the three months ended September 30, 2022. The Company did not have a triggering event during the three months ended December 31, 2022. Total impairment loss on intangibles for the year-ended December 31, 2022 was $3.1 million.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract”. Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The new guidance was adopted on December 15, 2021 with no material impact on the Company’s Consolidated Financial Statements.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its Consolidated Financial Statements and will adopt it as of January 2023.

In September 2022, the FASB issued ASU 2022-04, Disclosures for Supplier Finance Arrangements. The amendments in this Update enhances the transparency of supplier finance programs. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 except for amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its Consolidated Financial Statements and will adopt it as of January 2023.

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

In addition, we have outstanding debt under the Credit Facility with MidCap that bears interest. As of December 31, 2022, our outstanding indebtedness under the Credit Facility was $21.1 million, which bears interest at a rate of Term Secured Overnight Financing Rate ("Term SOFR"), which is defined as SOFR plus 0.10%, plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 1% and 2% of our net revenue for the years-ended December 31, 2021 and 2022, respectively. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years-ended December 31, 2021 and December 31,2022.

Item 8. Financial Statements and Supplementary Data.

ATERIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aterian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aterian, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and recurring negative operating cash flows since inception and may be unable to remain in compliance with certain financial covenants required by the agreement governing the Company’s credit facility which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

New York, New York

March 16, 2023

We have served as the Company’s auditor since 2017.

ATERIAN, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2021	December 31, 2022
ASSETS
CURRENT ASSETS:
Cash	$30,317	$43,574
Accounts receivable—net	10,478	4,515
Inventory	63,045	43,666
Prepaid and other current assets	21,034	8,261
Total current assets	124,874	100,016
PROPERTY AND EQUIPMENT—net	1,254	853
GOODWILL—net	119,941	—
OTHER INTANGIBLES—net	64,955	54,757
OTHER NON-CURRENT ASSETS	2,546	813
TOTAL ASSETS	$313,570	$156,439
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Credit facility	$32,845	$21,053
Accounts payable	21,716	16,035
Seller notes	7,577	1,693
Contingent earn-out liability	3,983	—
Accrued and other current liabilities	17,621	14,254
Total current liabilities	83,742	53,035
OTHER LIABILITIES	360	1,452
CONTINGENT EARN-OUT LIABILITY	5,240	—
Total liabilities	89,342	54,487
COMMITMENTS AND CONTINGENCIES (Note 12)
STOCKHOLDERS’ EQUITY:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 55,090,237 and 80,752,290 shares outstanding at December 31, 2021 and December 31, 2022, respectively	5	8
Additional paid-in capital	653,650	728,339
Accumulated deficit	(428,959)	(625,251)
Accumulated other comprehensive income	(468)	(1,144)
Total stockholders’ equity	224,228	101,952
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$313,570	$156,439

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year-Ended December 31,
	2021	2022
NET REVENUE	$247,767	$221,170
COST OF GOODS SOLD	125,904	115,652
GROSS PROFIT	121,863	105,518
OPERATING EXPENSES:
Sales and distribution	127,369	121,139
Research and development	9,837	6,012
General and administrative	45,099	38,239
Impairment loss on goodwill	—	120,409
Impairment loss on intangibles	—	3,118
Settlement of a contingent earn-out liability	4,164	—
Change in fair value of contingent earn-out liabilities	(30,529)	(5,240)
TOTAL OPERATING EXPENSES:	155,940	283,677
OPERATING LOSS	(34,077)	(178,159)
INTEREST EXPENSE—net	12,655	2,603
GAIN ON EXTINGUISHMENT OF SELLER NOTE	—	(2,012)
LOSS ON INITIAL ISSUANCE OF EQUITY	—	18,669
CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY	3,254	—
LOSS ON EXTINGUISHMENT OF DEBT	138,859	—
CHANGE IN FAIR VALUE OF WARRANT LIABILITY	26,455	(470)
LOSS ON INITIAL ISSUANCE OF WARRANTS	20,147	—
OTHER EXPENSE (INCOME)—net	45	(281)
LOSS BEFORE INCOME TAXES	(235,492)	(196,668)
PROVISION (BENEFIT) FOR INCOME TAXES	532	(376)
NET LOSS	$(236,024)	$(196,292)
Net loss per share, basic and diluted	$(6.67)	$(2.95)
Weighted-average number of shares outstanding, basic and diluted	35,379,005	66,529,565

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	2021	2022
NET LOSS	$(236,024)	$(196,292)
OTHER COMPREHENSIVE INCOME:
Foreign currency translation adjustments	(477)	(676)
Other comprehensive loss	(477)	(676)
COMPREHENSIVE LOSS	$(236,501)	$(196,968)

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Income	Equity
BALANCE—December 31, 2020	27,074,791	$3	$216,305	$(192,935)	$9	$23,382
Net loss	—	—	—	(236,024)	—	(236,024)
Issuance of common stock upon exercise of stock option grants	1,011,422	—	9,033	—	—	9,033
Issuance of common stock related to exercise of warrants	6,405,605	—	40,318	—	—	40,318
Issuance of common stock in connection with acquisition of Healing Solutions assets	2,796,001	—	47,369	—	—	47,369
Issuance of restricted stock awards	769,104	—	7,669	—	—	7,669
Issuance of warrants to High Trail	—	—	39,016	—	—	39,016
Issuance of warrants to Midcap	—	—	589	—	—	589
Issuance of common stock to High Trail	12,284,161	2	129,618	—	—	129,620
Reclassification of warrants to equity	—	—	97,088	—	—	97,088
Reclassification of warrants to liability	—	—	(21,260)	—	—	(21,260)
Warrant modification on extinguishment	—	—	17,399	—	—	17,399
Issuance of shares of common stock net of professional fees and offering costs	2,666,667	—	36,735	—	—	36,735
Issuance of shares of common stock in connection with asset purchase agreement	704,548	—	11,075	—	—	11,075
Issuance of shares of restricted common stock	2,025,597	—	—	—	—	—
Forfeiture of shares of restricted common stock	(647,659)	—	—	—	—	—
Stock-based compensation expense	—	—	22,696	—	—	22,696
Other comprehensive loss	—	—	—	—	(477)	(477)
BALANCE—December 31, 2021	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(196,292)	—	(196,292)
Issuance of shares of restricted common stock	4,428,662	1	—	—	—	1
Forfeiture of shares of restricted common stock	(423,482)	—	—	—	—	—
Exercise of pre-funded warrants	3,013,850	—	15,039	—	—	15,039
Issuance of common stock for settlement of seller note	292,887	—	767	—	—	767
Issuance of common stock, net of issuance costs	18,277,948	2	46,832	—	—	46,834
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Issuance of common stock	72,188		43	—	—	43
Initial issuance of equity	—	—	18,669	—	—	18,669
Issuance of warrant to contractors	—	—	1,137	—	—	1,137
Stock-based compensation expense	—	—	11,184	—	—	11,184
Other comprehensive loss	—	—	—	—	(676)	(676)
BALANCE—December 31, 2022	80,752,290	$8	$728,339	$(625,251)	$(1,144)	$101,952

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year-Ended December 31,
	2021	2022
OPERATING ACTIVITIES:
Net loss	$(236,024)	$(196,292)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	7,326	7,521
Provision for sales returns	43	56
Amortization of deferred financing cost and debt discounts	7,742	429
Stock-based compensation	28,987	14,594
Gain from decrease of contingent earn-out liability fair value	(30,529)	(5,240)
Loss in connection with settlement of earn-out	4,164	—
Loss (gain) in connection with the change in warrant fair value	26,455	(470)
Gain in connection with settlement of note payable	—	(2,012)
Loss on initial issuance of warrants	20,147	—
Issuance of common stock	—	43
Loss on initial issuance of equity	—	18,669
Loss from extinguishment of High Trail December 2020 and February 2021 Term Loan	28,240	—
Loss from extinguishment of High Trail April 2021 Term Loan	106,991	—
Loss from extinguishment of High Trail Term Loan	2,096	—
Loss from extinguishment of Credit Facility	1,532	—
Provision for barter credits	1,000	1,643
Loss from derivative liability discount related to term loan	3,254	—
Impairment loss on goodwill	—	120,409
Impairment loss on intangibles	—	3,118
Allowance for doubtful accounts and other	4,200	367
Changes in assets and liabilities:
Accounts receivable	(4,554)	5,596
Inventory	(19,303)	19,438
Prepaid and other current assets	(7,856)	5,564
Accounts payable, accrued and other liabilities	14,120	(10,910)
Cash used in operating activities	(41,969)	(17,477)
INVESTING ACTIVITIES:
Purchase of fixed assets	(32)	(82)
Purchase of Healing Solutions assets	(15,250)	—
Purchase of Photo Paper Direct, net of cash acquired	(10,583)	—
Purchase of Squatty Potty assets	(19,040)	—
Purchase of Step and Go assets	—	(595)
Cash used in investing activities	(44,905)	(677)
FINANCING ACTIVITIES:
Proceeds from warrant exercise	9,085	—
Proceeds from cancellation of warrant	16,957	—
Proceeds from issuance of common stock from follow-on public offering, net of issuance costs	36,735	—
Proceeds from equity offering, net of issuance costs	—	46,834
Proceeds from exercise of stock options	9,033	—
Repayments on note payable to Smash	(10,495)	(3,423)
Payment of earn-out to Squatty Potty	(7,971)	(3,983)
Borrowings from MidCap credit facilities	48,750	136,687
Repayments for MidCap credit facilities	(28,274)	(148,907)
Debt issuance costs from MidCap credit facility	(849)	—
Repayments for High Trail April 2021 Note	(10,139)	—
Repayments for High Trail December 2021 Note	(27,500)	—
Repayments for High Trail December 2020 Note and February 2021 Note	(59,500)	—
Borrowings from High Trail February 2021 Note	14,025	—
Borrowings from High Trail April 2021 Note	110,000	—
Debt issuance costs from High Trail February 2021 Note	(1,462)	—
Debt issuance costs from High Trail April 2021 Note	(2,202)	—
Insurance financing proceeds	2,424	2,099
Insurance obligation payments	(3,048)	(2,311)
Cash provided by financing activities	95,569	26,996
EFFECT OF EXCHANGE RATE ON CASH	(477)	(528)
NET CHANGE IN CASH AND RESTRICTED CASH FOR THE YEAR	8,218	8,314
CASH AND RESTRICTED CASH AT BEGINNING OF YEAR	30,097	38,315
CASH AND RESTRICTED CASH AT END OF YEAR	38,315	46,629
RECONCILIATION OF CASH AND RESTRICTED CASH
CASH	30,317	43,574
RESTRICTED CASH—Prepaid and other current assets	7,849	2,926
RESTRICTED CASH—Other non-current assets	149	129
TOTAL CASH AND RESTRICTED CASH	$38,315	$46,629

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$5,611	$1,875
Cash paid for taxes	$41	$100
Non-cash consideration paid to contractors	$-	$1,137
Modification of warrants between equity and liability	$75,828	$—
Non-cash consideration paid to contractors	$7,289	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Original issue discount	$2,475	$—
Fair value of contingent consideration	$20,971	$—
Discount of debt relating to warrants issuance	$51,284	$—
Notes payable of acquisition	$16,550	$—
Issuance of common stock in connection with Healing Solutions and Photo Paper Direct acquisitions	$50,529	$—

Issuance of common stock - debt repayment	$125,562	$—
Issuance of common stock - Healing Solutions earn-out settlement	$7,914	$—
Issuance of common stock related to exercise of warrants	$—	$767
Initial issuance of equity	$—	$18,669
Fair value of warrants issued in connection with equity offering	$—	$18,982
Issuance of common stock	$—	$43
Exercise of prefunded warrants	$—	$15,039

See notes to Consolidated Financial Statements.

Aterian, Inc.

Notes to Consolidated Financial Statements

FOR THE YEARS-ENDED DECEMBER 31, 2021 and 2022

(In thousands, except share and per share data)

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc. is a technology-enabled consumer products company that builds, acquires and partners with e-commerce brands. Aterian predominantly operates through online retail channels such as Amazon and Walmart, Inc. The Company owns and operates fifteen brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils.

Headquartered in New York, Aterian’s offices can also be found in China, Philippines, and Poland.

Liquidity and Going Concern

As an emerging growth company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. In addition, our recent financial performance has been adversely impacted by the COVID-19 global pandemic and related global shipping disruption, in particular with respect to substantial increases in supply chain costs for shipping containers (See COVID-19 Pandemic and the Supply Chain below for additional details).

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure and we expect to continue to rely on outside capital for the foreseeable future, specifically for M&A. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•
Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year ended December 31, 2022, we incurred a net loss of $196.3 million and used net cash flows in our operations of $17.5 million. In addition, as of December 31, 2022, we had unrestricted cash and cash equivalents of $43.6 million available to fund our operations and an accumulated deficit of $625.3 million.
•
We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 9, Credit Facility and Term Loans). We were in compliance with these financial covenant as of December 31, 2022, and expect to remain in compliance through at least March 31, 2024. However, with our short history of forecasting our business during the ongoing COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

•
As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we are continually exploring additional outside capital, specifically to fund our M&A growth strategy, there can be no assurance we will be able obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.
•
We plan to continue to closely monitor our operating forecast, pursue our M&A strategy, pursue additional sources of outside capital on terms that are acceptable to us, and secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, such as delaying expenditures, reducing investments in new products, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

COVID-19 Pandemic and the Supply Chain

During 2022 we were impacted by the COVID-19 pandemic and related global shipping disruption. Together these led to substantial increases in supply chain costs, in particular for shipping containers, which we rely on to import our goods,reduced the reliability and timely delivery of shipping containers and substantially increased our last mile shipping costs on our oversized goods, which are a material part of our business. The reduced reliability and delivery of such shipping containers forced us to spend more on premium shipping to ensure goods were delivered . Further, the global shipping disruption led us to increase our inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, impacting our working capital.

Third party last mile shipping partners, such as UPS and FedEx, continue to increase the cost of delivering goods to the end consumers as their delivery networks continue to be adjusted following the onset of COVID-19 pandemic. There remains significant uncertainty to consumer demand and buying habits as price increases related to raw materials, the importing of goods, including tariffs, and the cost of delivering goods to consumers has led to inflation across the U.S. and potentially reduced demand for our products.

We continue to consider the impact of the COVID-19 and the related supply chain disruptions on the assumptions and estimates used when preparing our consolidated financial statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change. If the economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our business, operations, financial results, and liquidity.

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

As of December 31, 2022, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the consolidated balance sheets, $2.0 million related to a letter of credit and $0.9 million for cash sweeps account related to the Midcap Credit Facility within "prepaid and other current assets" on the consolidated balance sheets.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs on-going evaluations of its customers and maintains an allowance for bad and doubtful receivables. On December 31, 2021 and 2022, the Company had an allowance for doubtful accounts of $0.0 and $0.4 million, respectively.

Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company maintains cash and restricted cash with various domestic and foreign financial institutions of high credit quality. The Company performs periodic evaluations of the relative credit standing of all of the aforementioned institutions. The Company does have cash deposits at financial institutions in excess of the insured amount of $0.3 million by the Federal Deposit Insurance Corporation.

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years-ended December 31, 2021 and 2022, the Company had no one customer that accounted for 10% or more of total net revenue. In addition, as of December 31, 2021 and 2022, the Company had three customers that accounted for 10% or more of gross accounts receivable. As of December 31, 2021 and 2022, approximately 42% and 43%, respectively, of its accounts receivable is held by the Company’s sales platform vendor, Amazon, which collects money on the Company’s behalf from its customers.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2021, approximately 93% of the Company’s revenue was through or with the Amazon sales platform and in 2022, 89% of its net revenue was through or with the Amazon sales platform.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.6 million at December 31, 2021 and 2022, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

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

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for each of the years-ended December 31, 2021 and 2022 were de minimis.

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

Net Revenue by Category: The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Year-Ended December 31, 2021
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$232,067	$11,950	$244,017
Other	3,750	—	3,750
Total net revenue	$235,817	$11,950	$247,767

	Year-Ended December 31, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$209,336	$7,002	$216,338
Other	4,832	—	4,832
Total net revenue	$214,168	$7,002	$221,170

Net Revenue by Product Categories: The following table sets forth the Company’s net revenue disaggregated by product categories:

	Year-Ended December 31,
	2021	2022
	(in thousands)
Heating, cooling and air quality	$73,685	$67,797
Kitchen appliances	43,180	40,551
Health and beauty	15,579	17,485
Personal protective equipment	6,073	1,564
Cookware, kitchen tools and gadgets	22,933	19,526
Home office	12,352	13,322
Housewares	33,951	33,041
Essential oils and related accessories	27,444	23,604
Other	12,570	4,280
Total net revenue	$247,767	$221,170

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At December 31, 2022, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2021 and December 31, 2022 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the outstanding warrants were measured using the Black Scholes model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warrant line item on the statement of operations.

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

We evaluated current economic conditions, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of March 31, 2022 and September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses.

The Company engaged a third-party valuation specialist to assist management in performing interim goodwill impairment tests. For goodwill, impairment testing is based upon the best information available using a combination of the discounted cash flow method (a form of the income approach) and the guideline public company method, while also taking into consideration our market capitalization. Under the income approach, or discounted cash flow method, the significant assumptions used are projected net revenue, projected contribution margin (product operating margin before fixed costs), fixed costs and terminal growth rates. Projected net revenue, projected contribution margin and terminal growth rates were determined to be significant assumptions because they are the three primary drivers of the projected cash flows in the discounted cash flow fair value model. Under the guideline public company method, significant assumptions relate to the selection of appropriate guideline companies, the valuation multiples used in the market analysis and the Company’s market capitalization.

Due to the sustained decline in the Company’s stock price leading up to and subsequent to the fiscal quarters ending March 31, 2022 and September 30, 2022, the Company used the market capitalization as of quarter-end in each case to determine the fair value of the reporting unit. As a result, the Company recorded goodwill impairment charges of $29.0 million and $90.9 million during the three months ended March 31, 2022 and September 30, 2022, respectively. There was no remaining goodwill on the balance sheet as of September 30, 2022.

On October 4, 2022, the Company acquired Step and Go, a brand in the health and wellness category, for $0.7 million. As part of the purchase price allocation of the acquisition, $0.5 million was attributed to goodwill. As our market capitalization was below net assets as of December 31, 2022, an impairment loss on goodwill of $0.5 million was recorded for the three months ended December 31, 2022, which is included in impairment loss on goodwill in the Consolidated Statement of Operations for the year-ended December 31, 2022.

Total loss on goodwill impairment for the year-ended December 31, 2022 was $120.4 million.

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

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. The Company assessed the recoverability of the related intangible assets by using level 3 inputs and comparing carrying value of an asset group to the net undiscounted cash flows expected to be generated to determine if carrying value is not recoverable. The recoverability test indicated that certain definite-lived trademark intangible assets were impaired which resulted in an impairment charge of $3.1 million. The Company did not have a triggering event during the three month ended December 31, 2022. The impairment of intangibles of $3.1 million is included in loss on impairment of intangibles in the consolidated statement of operations for the year-ended December 31, 2022.

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

Inventory and Cost of Goods Sold—The Company’s inventory consists almost entirely of finished goods. The Company currently records inventory on its balance sheet on a first-in first-out basis, or net realizable value, if it is below the Company’s recorded cost. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The valuation of our inventory requires us to make judgments, based on available information such as historical data, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. These assumptions about future disposition of inventory are inherently uncertain and changes in our estimates and assumptions may cause us to realize material write-downs in the future.

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

Sales and Distribution—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and e-commerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e. sales and distribution variable expenses). Further, sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Costs associated with the Company’s advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. For the years-ended December 31, 2021 and 2022, the Company recognized $9.0 million and $11.6 million, respectively, for advertising costs, which consists primarily of online advertising expense. Shipping and handling expenses are included in the Company’s consolidated statements of operations within sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by the Company’s own fulfillment operations. The Company’s expense for shipping and handling was $43.4 million and $47.4 million during fiscal years 2021 and 2022, respectively.

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

Stock-Based Compensation—Stock-based compensation expense to employees is measured based on the grant-date fair value of the awards and recognized in the consolidated statements of operations over the period during which the employee is required to perform services in exchange for the award (the vesting period of the award). The fair value of restricted stock awards is based on the stock price on the date of the grant. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model.

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

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as a foreign currency cumulative translation, an adopted accounting standard adjustment and reported as a component of accumulated other comprehensive income loss. Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other expense, net in the consolidated statements of operations. The Company recorded net loss from foreign currency transactions of less than $0.1 million and $0.2 million for the years ended December 31, 2021 and 2022, respectively.

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

In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Cost Incurred in a Cloud Computing Arrangement That Is a Service Contract”. Under the new guidance, customers apply the same criteria for capitalizing implementation costs as they would for an arrangement that has a software license. This will result in certain implementation costs being capitalized; the associated amortization charge will, however, be recorded as an operating expense. Under the previous guidance, costs incurred when implementing a cloud computing arrangement deemed to be a service contract were recorded as an operating expense when incurred. The new guidance is effective for public business entities in fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. For all other entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021. The new guidance was adopted on December 15, 2021 with no material impact on the Company’s Consolidated Financial Statements.

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

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The amendments in this Update represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. The amendments are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its Consolidated Financial Statements and will adopt it as of January 2023.

In September 2022, the FASB issued ASU 2022-04, Disclosures for Supplier Finance Arrangements. The amendments in this Update enhances the transparency of supplier finance programs. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022 except for amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. While the Company has not completed its evaluation of the impact of adoption of this standard, the Company does not expect it to have a material impact on its Consolidated Financial Statements and will adopt it as of January 2023.

3. INVENTORY

Inventory consisted of the following as of December 31, 2021 and 2022 (in thousands):

	Year-Ended December 31,
	2021	2022
Inventory on-hand	$48,079	$34,374
Inventory in-transit	14,966	9,292
Inventory	$63,045	$43,666

The Company’s Inventory on-hand is held either with Amazon, Walmart or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s Inventory on-hand held by Amazon was approximately $8.4 million and $8.6 million as of December 31, 2021 and December 31, 2022, respectively.

4. ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2021 and 2022 (in thousands):

	Year-Ended December 31,
	2021	2022
Trade accounts receivable	$10,478	$4,882
Allowance for doubtful accounts	—	(367)
Accounts receivable--net	$10,478	$4,515

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2021 and 2022 (in thousands):

	Year-Ended December 31,
	2021	2022
Computer equipment and software	$943	$1,109
Furniture, fixtures and equipment	91	91
Leasehold improvements	56	56
Building	723	638
Subtotal	1,813	1,894
Less: accumulated depreciation and amortization	(559)	(1,041)
Property and equipment–net	$1,254	$853

Depreciation expense for property and equipment totaled $0.2 million and $0.4 million during the years-ended December 31, 2021 and 2022, respectively.

6. FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of Level 1 assets at December 31, 2021 and 2022. The Company’s cash and restricted cash was $38.3 million and $46.6 million at December 31, 2021 and 2022, respectively, and included savings deposits and overnight investments.

The Company’s credit facility and term loans are carried at amortized cost at December 31, 2021 and December 31, 2022 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

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

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the fair value of the Company’s financial assets that are measured at fair value for the years-ended December 31, 2021 and 2022 (in thousands):

	Year-Ended December 31, 2021
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$30,317	$—	$—
Restricted Cash	7,998	—	—
Liabilities:
Estimated fair value of contingent earn-out considerations	—	—	9,223

	Year-Ended December 31, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,574	$—	$—
Restricted cash	3,055	—	—
Liabilities:
Warrant liability			3,473

The following table summarizes the Company's warrant activity during the year-ended December 31, 2022 (in thousands):

Year-Ended December 31, 2022
Warrants liability as of January 1, 2022	$—
Change in fair value of warrants	3,473
Warrants liability as of December 31, 2022.	$3,473

The fair value of the outstanding warrants were measured using the Black Scholes model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark to market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liability, and are recorded within the Change in fair market value of warrant line item on the statement of operations.

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

7. PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Prepaid inventory	$4,137	$1,342
Restricted cash	7,998	2,926
Prepaid insurance	2,440	1,991
Consulting fees	2,263	—
Amazon global logistics	2,865	576
Other	1,331	1,426
	$21,034	8,261

8. ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
Accrued compensation costs	$162	$53
Accrued professional fees and consultants	331	461
Accrued logistics costs	578	609
Product related accruals	2,984	1,248
Sales tax payable	678	711
Sales return reserve	590	646
Accrued fulfillment expense	744	755
Accrued insurance	967	356
Federal payroll taxes payable	4,449	1,467
Accrued interest payable	338	190
Warrant liability	-	3,473
All other accruals	5,800	4,285
Accrued and current liabilities	$17,621	$14,254

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

9. CREDIT FACILITY AND TERM LOANS

MidCap Credit Facility and Term Loan – November 2018 Note

On November 23, 2018, the Company entered into the three-year $25.0 million revolving credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”) as agent and lenders party thereto. The Credit Facility could be increased, subject to certain conditions, to $50.0 million. Loans under the Credit Facility were determined based on percentages of the Company’s eligible accounts receivable and eligible inventory. The Credit Facility bore interest at a rate of the London Interbank Offered Rate (“LIBOR”) plus 5.75% for outstanding borrowings. The Company was required to pay a facility availability fee of 0.5% on the average unused portion of the Credit Facility. On December 1, 2020, the Company, certain of the Company’s subsidiaries and MidCap entered into an amendment to the Credit Facility, (i) providing for a $30.0 million revolving credit facility, which could be increased, subject to certain conditions, to $50.0 million, (ii) permitting the incurrence of certain debt under certain conditions and restrictions, including the senior secured note with an aggregate principal amount of $43.0 million issued on December 1, 2020 (as amended, the “December 2020 Note”), (iii) permitting certain payments to High Trail SA as required under the December 2020 Note, and (iv) permitting the acquisition of the assets of an e-commerce business under the brands Mueller, Pursteam, Pohl and Schmitt, and Spiralizer (the “Smash Assets”). Further, the Credit Facility was extended to November 23, 2022. The Credit Facility contained a minimum liquidity financial covenant that required the Company to maintain a minimum of $6.5 million in cash on hand or availability in the Credit Facility. The Company was in compliance with the financial covenants contained within the Credit Facility as of December 31, 2020. As of December 31, 2020, there was $12.9 million outstanding on the Credit Facility and an available balance of approximately $1.4 million and as of December 31, 2021, there was no outstanding balance on the Credit Facility. On April 8, 2021, the Company paid off all obligations owing under, and terminated, the Credit Facility. The Company recorded $1.5 million of extinguishment of debt for the year-ended December 31, 2021, which has been classified within loss on extinguishment of debt on the condensed consolidated statements of operations. Pursuant to the Credit Facility, upon the payment of the amounts outstanding under the Credit Facility, the Company paid a prepayment fee and a payoff letter preparation fee in an aggregate amount equal to 4.3% of the then outstanding principal balance of the Credit Facility. The Company recorded interest expense from the Credit Facility of approximately $0.4 million for the year-ended December 31, 2021, which included $0.1 million relating to debt issuance costs.

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

The December 2020 Note consisted of the following as of December 31, 2020:

December 31, 2020
(in thousands)
December 2020 Note	$43,000
Less: deferred debt issuance costs	(2,207)
Less: discount associated with issuance of warrants	(9,839)
Less: discount associated with original issuance of loan	(4,692)
High Trail warrant	31,821
Total December 2020 Note	58,083
Less-current portion	(21,600)
Term loan non-current portion	$36,483

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

High Trail - February 2021 Note

On February 2, 2021, the Company entered into a second, separate transaction with High Trail, where it issued to High Trail ON a 0% coupon senior secured promissory note in an aggregate principal amount of $16.5 million (as amended, the “February 2022 Note”) that was to mature on February 1, 2023.

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

The obligations under the Credit Agreement are a senior secured obligation of the Company and rank senior to all indebtedness of the Company. Borrowings under the Credit Agreement bear interest at a rate of Term Secured Overnight Financing Rate ("Term SOFR"), which is defined as SOFR plus 0.10%, plus 5.50%. The Company will also be required to pay a commitment fee of 0.50% in respect of the undrawn portion of the commitments, which is generally based on average daily usage of the facility during the immediately preceding fiscal quarter. The Credit Agreement does not require any amortization payments.

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

The Company’s credit facility consisted of the following as of December 31, 2021 and 2022 (in thousands):

	December 31, 2021	December 31, 2022
MidCap Credit Facility – December 2021	$34,119	$21,899
Less: deferred debt issuance costs	(691)	(459)
Less: discount associated with issuance of warrants	(583)	(387)
Total MidCap Credit Facility – December 2021	$32,845	$21,053

Interest Expense, Net

Interest expense, net consisted of the following for the years-ended December 31, 2021 and 2022 (in thousands):

	Years-Ended December 31,
	2021	2022
Interest expense	$13,250	$2,696
Interest income	(595)	(93)
Total interest expense, net	$12,655	$2,603

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

On March 1, 2022, we entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors identified on the signature pages to the Purchase Agreements (collectively, the “Purchasers”) pursuant to which, among other things, we issued and sold to the Purchasers, in a private placement transaction, (i) 6,436,322 shares of our common stock (the “Shares”), par value $0.0001 per share (“Common Stock”), and accompanying warrants to purchase an aggregate of 4,827,242 shares of common stock, and (ii) prefunded warrants to purchase up to an aggregate of 3,013,850 shares of common stock (the “Prefunded Warrants”) and accompanying warrants to purchase an aggregate of 2,260,388 shares of common stock. The accompanying warrants to purchase Common Stock are referred to herein collectively as the “Common Stock Warrants”, and the Common Stock Warrants and the Prefunded Warrants are referred to herein collectively as the “Warrants”. Under the Purchase Agreements, each Share and accompanying Common Stock Warrant were sold together at a combined price of $2.91, and each Prefunded Warrant and accompanying Common Stock Warrant were sold together at a combined price of $2.91, for gross proceeds of approximately $27.5 million.

On September 29, 2022, we entered into securities purchase agreements (the “September Purchase Agreements”) with certain accredited investors, pursuant to which, among other things, we agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 10,643,034 shares of its Shares and accompanying warrants to purchase an aggregate of 10,643,034 shares of its common stock. 10,526,368 of the shares and the accompanying warrants to purchase 10,526,368 shares of common stock were sold to certain accredited purchasers that are not affiliated with us at a combined offering price of $1.90 per share and accompanying warrant to purchase one share of common stock. The remaining 116,666 shares of Common Stock and the accompanying warrants to purchase 116,666 shares of Common Stock were sold to certain of our insiders, comprised of our President and Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Global Head of M&A and Chief Technology Officer, at a combined offering price of $2.10 per share and accompanying warrant to purchase one share of common stock.

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

Pursuant to the ASC 815-40, the September Purchase Agreement represents a legally binding contract that meets the definition of a firm commitment and as such we recorded a derivative related to the offering of common stock (“forward contract”). Additionally, we recorded $12.8 million derivative expense derived from the excess of the fair-value of the issuances of equity of common shares and common stock warrants over the anticipated proceeds to be received by us. This expense was recorded in loss on initial issuance of equity on the consolidated statement of operations for the year-ended December 31, 2022.

11. STOCK-BASED COMPENSATION

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of December 31, 2022, 81,935 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2020. As of December 31, 2022, 724,880 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Company’s board of directors adopted the Aterian, Inc. 2019 Equity Plan (the “2020 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of December 31, 2022, no shares were reserved for future issuance. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2021 Equity Plan participants subsequently agreed to extend (i) the vesting date for the first installment of shares of restricted common stock under the 2019 Equity Plan to March 13, 2020, (ii) the vesting date for the second installment of shares of restricted common stock to December 15, 2020, (iii) the vesting date for the third installment of shares of restricted common stock to either January 18, 2021 or March 10, 2021, and (iv) the vesting date for the fourth installment of shares of restricted common stock to July 1, 2021 or December 14, 2021. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carry dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch-up expense and the remaining expense will be recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) is terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock shall vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting shall not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting shall not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares are automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

Inducement Equity Incentive Plan

On May 27, 2022, the Compensation Committee of the Board (the “Compensation Committee”) adopted the Aterian, Inc. 2022 Inducement Equity Incentive Plan (the “Inducement Plan”). The Inducement Plan serves to advance the interests of the Company by providing a material inducement for the best available individuals to join the Company as employees by affording such individuals an opportunity to acquire a proprietary interest in the Company.

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 2,700,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of December 31, 2022, 2,050,000 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock options activity during the year-ended December 31, 2022:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2022	522,905	$9.25	6.77	$25,971
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options canceled	(154,309)	$9.24	—	$—
Balance—December 31, 2022	368,596	$9.26	5.89	$—
Exercisable as of December 31, 2022	368,596	$9.26	5.89	$—
Vested and expected to vest as of December 31, 2022	368,596	$9.26	5.89	$—

During the year-ended December 31, 2022, no options were granted. All Options have vested and have been fully expensed as of December 31, 2022.

A summary of restricted stock activity within the Company’s equity plans and changes for the year-ended December 31, 2022, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2022	2,106,180	$14.94
Granted	4,428,662	$3.14
Vested	(1,888,337)	$10.38
Forfeited	(423,482)	$10.27
Nonvested at December 31, 2022	4,223,023	$4.85

As of December 31, 2022, the total unrecognized compensation expense related to unvested shares of restricted common stock was $17.7 million, which the Company expects to recognize over an estimated weighted-average period of 1.1 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants for years-ended December 31, 2021 and 2022.

	Years-Ended December 31,
	2021	2022
	(in thousands, except percentages)
Sales and distribution expenses	$6,809	$5,014
Research and development expenses	5,339	1,871
General and administrative expenses	16,839	7,709
Total stock-based compensation expense	$28,987	$14,594

12. COMMITMENT AND CONTINGENCIES

Inventory Purchases—As of December 31, 2021 and 2022, the Company had $32.3 million and $13.5 million, respectively, of inventory purchase orders placed with vendors waiting to be fulfilled.

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2021 and December 31, 2022, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within prepaid and other current assets on its Consolidated Financial Statements during the year-ended December 31, 2021 and December 31, 2022. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of December 31, 2022.

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

The proposed settlement was preliminarily approved by the Court on May 6, 2022, and the Company thereafter paid $1.3 million into the designated escrow. On September 12, 2022, the Court entered a final judgment approving the class action settlement. The claims administrator is in the process of distributing funds to claimants. The Company does not anticipate any further action in this matter. In connection with the settlement, the Company accrued approximately $1.3 million during the year ended December 31, 2021 and paid approximately $1.3 million in the second quarter of 2022.

Shareholder Derivative Actions Related to the Securities Class Action—On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action which was resolved via settlement in September 2022 The Company believes the allegations are without merit and continues to deny each of the claims and allegations of wrongdoing. On December 12, 2022, the parties reached an agreement and entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to resolve this derivative action. Under the Stipulation, the Company agreed to adopt certain corporate governance reforms, the terms of which are outlined in Exhibit A to the Stipulation, and a payment of the Plaintiffs’ attorneys’ fees and expenses of $0.3 million The proposed settlement was preliminarily approved by the Court on December 29, 2022, the Company made the agreed $0.3 million payment, and a hearing to determine whether the Court should give final approval to the settlement is scheduled for March 2023.

Investor Contract Action—On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (the “Investor”) sued the Company in the Supreme Court of the State of New York, New York County, alleging that the Company breached the Securities Purchase Agreement, dated June 10, 2021 (the “Purchase Agreement”), pursuant to which the Investor purchased 400,000 shares of the Company’s common stock, for an aggregate price of approximately $6.0 million. The Investor contended that certain of the representations and warranties made by the Company in the Purchase Agreement concerning its financial condition and the accuracy of its prior disclosures were untrue and that the Company breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when the Company resolved certain defaults with High Trail. The parties reached a settlement agreement for $1.6 million. In this action, the Company denied, and it continues to deny, the Investor’s allegations, and the settlement agreement contains no admission of wrongdoing; the Company nevertheless determined that a resolution was warranted to minimize the costs and risks of ongoing litigation. The Company recorded a $1.6 million expense in general and administrative expenses on the Consolidated Statement of Operations for the year-ended December 31, 2022.

Mueller Action—In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller brand (the “Mueller Action”). In April 2022, the parties reached an agreement in principle to resolve this potential action for $0.5 million in cash and $0.3 million worth of coupons, which the Company accrued $0.8 million in the three months ended March 31, 2022, subject to negotiation and the execution of final settlement documents and court approval. If that process does not succeed, the Company is prepared to continue the full defense of this action.

Sentia Wellness Action—On June 7, 2022, Sentia Wellness Inc. (“Sentia”) filed an action in Multnomah County, Oregon against Boris Jordan; Measure 8 Ventures, LP; Gron Ventures Fund I, LP; Zola Global Investors Ltd.; Anson Advisors Inc.; AC Anson Investments Ltd.; Anson Investments Master Fund LP; Anson Opportunities Master Fund LP; Serendipity SPC -Trimble Fund SP; Lapid Us Investments LLC; Hadron Healthcare and Consumer Special Opportunities Master Fund; Alliance Global Partners LLC; Sunny Puri; Juan Martinez; Peter Clateman; Wilder Ramsey; Gregory Crowe; Igor Gimelshtein; Tarik Ouass; Andrea Oriani; Marco D’attanseo; Afzal Hasan; and the Company. Sentia asserts claims for breach of fiduciary duty, breach of duty of good faith and fair dealing, intentional interference with prospective economic relations, intentional interference with contractual relationship, negligent misrepresentation, and unjust enrichment against various of these defendants, based on the allegation that Sentia’s debt holders conspired to take control of Sentia and direct its resources and acquisition efforts to the debt holders’ individual financial interests. Sentia alleges that Aterian—then known as Mohawk —contemplated a partial acquisition of Sentia that played some role in these events. The Company filed a motion to dismiss the action and, in response, on December 8, 2022, counsel for Sentia agreed to dismiss the Company from the action (without prejudice).

Earn-out Payment Dispute—On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Mr. Eitan and Mr. Nir, who believe they are entitled to the full earn-out under the terms of the PPD Stock Purchase Agreement, whereas the Company believes they are not. Mr. Eitan and Mr. Nir filed a motion to compel arbitration in the Southern District of New York on September 14, 2022. The Company filed its motion to oppose such motion on October 28, 2022, believes its calculations are accurate and intends to vigorously defend itself.

13. INCOME TAXES

Loss before provision for income taxes consisted of the following for the periods indicated (in thousands):

	December 31, 2021	December 31, 2022
Domestic	$(233,846)	$(196,166)
International	(1,646)	(502)
Total	$(235,492)	$(196,668)

The components of the Company’s income tax provision were as follows for the periods indicated (in thousands):

	December 31, 2021	December 31, 2022
Current:
Federal	$—	$—
State	72	101
Foreign	265	69
Total current income tax expense	337	170

Deferred:
Federal	253	(270)
State	32	(35)
Foreign	(90)	(241)
Total deferred income tax expense (benefit)	195	(546)
Total income tax provision (benefit)	$532	$(376)

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	December 31, 2021	December 31, 2022
Income tax benefit at statutory rates	$(49,454)	$(41,300)
Permanent differences	3	—
Debt extinguishment	33,746	(481)
Warrant liabilities	11,066	4,455
Stock compensation	10,602	4,410
Change in FV contingent consideration	(3,143)	—
Other permanent differences	—	3
Foreign rate differential	(44)	14
State income taxes, net of federal tax benefit	(6,424)	(5,644)
Other	264	(389)
Prior year true-up adjustments	(5,577)	(352)
Valuation allowance	9,493	38,908
Total income tax expense (benefit)	$532	$(376)

The Company’s effective tax rate was 0.08% and (0.19)% for the years-ended December 31, 2021 and December 31, 2022, respectively. The effective tax rate in 2021 was principally due to minimum state taxes accrued against the Company's pre-tax operating loss in the fiscal period. The effective tax rate for 2022 was principally due to tax expense incurred on the operation of acquired goodwill that is deductible for tax purposes and which was fully impaired for book purposes during the year.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	December 31, 2021	December 31, 2022
Deferred tax assets:
Sales returns reserve	$130	$—
Net operating loss carryforwards	36,250	51,889
Stock options	3,592	1,712
Deferred revenue	15	—
Interest expense limitation	10,151	10,959
Intangibles (definite life)	—	181
Intangibles (indefinite life)	—	21,386
Other	2,364	1,972
Total deferred tax assets before valuation allowance	52,502	88,099
Valuation allowance	(47,316)	(86,224)
Net deferred tax assets	5,186	1,875
Deferred tax liabilities:
Fixed assets	(18)	(3)
Goodwill	(1,528)	—
Prepaid expenses	(3,562)	(1,808)
Intangibles	(560)	—
Contingent consideration	(1,084)	(1,092)
Other	(130)	(130)
Net deferred tax liabilities	(6,882)	(3,033)

Deferred tax liability, net	$(1,696)	$(1,158)

At December 31, 2022, the Company had approximately $216.4 million of gross net operating losses ("NOLs") which expire in fiscal 2034 if not used. The Company also has approximately $121.3 million of apportioned state and local NOLs that expire between 2026 and 2036, depending on the state.

The Company has temporary differences due to differences in recognition of revenue and expenses for tax and financial reporting purposes, principally related to net operating losses, inventory, depreciation, and other expenses that are not currently deductible or realizable. At December 31, 2021, the Company had approximately $152.0 million of gross federal NOLs, which will begin to expire in fiscal year 2034 if unused and approximately $79.5 million apportioned state and local NOLs. At December 31, 2022, the Company had approximately $216.4 million of gross federal NOLs which will begin to expire in fiscal year 2034 if unused. The Company also has approximately $121.3 million apportioned state and local NOLs that expire between 2026 and 2036, depending on the state, if not used. The NOL carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. The Company’s ability to utilize its NOL carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company has had a change in ownership of more than 50% of its capital stock over a three-year period pursuant to Section 382 of the Code. These complex changes of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s stock, including certain public “groups” of stockholders as set forth by Section 382 of the Code, including those arising from new stock issuances and other equity transactions.

In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2021, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the U.S. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with the CARES Act and other financial relief measures worldwide, the Company has utilized $1.3 million of payroll related credits for the year-ended December 31, 2021. The payroll related credits are recorded in other current liabilities within the consolidated balance sheet.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not its federal, state and foreign deferred tax assets will not be realized as of December 31, 2022.

The Company’s major taxing jurisdictions are New Jersey, New York, Florida, Texas, Pennsylvania, Tennessee, Virginia and California. The Company files a U.S. Consolidated income tax return as well as tax returns in certain foreign jurisdictions. The Company is subject to examination in these jurisdictions for all years since inception. Fiscal years outside the normal statute of limitations remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently under examination for income taxes in any jurisdiction. The Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2021 and 2022, the Company has not recorded any tax contingency accruals for uncertain tax positions.

On August 16, 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”). The IRA introduces a new 15% corporate alternative minimum tax and includes a substantial package of energy and climate-related provisions, among other revenue raisers and incentives. A 1% excise tax on stock repurchases was also introduced in the IRA and this is effective January 1, 2023. On June 11, 2022, Congress passed the CHIPS Act of 2022. CHIPS adds a one-time investment tax credit equal to 25% of a company’s investment in facilities that manufacture semiconductors or semiconductor manufacturing equipment. We evaluated the provisions of the IRA and the CHIPS Act and determined that there was no material impact for the year ended December 31, 2022.

14. RELATED PARTY TRANSACTION

None.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	2021	2022
Net loss	$(236,024)	$(196,292)
Weighted-average number of shares used in computing net loss per share, basic and diluted	35,379,005	66,529,565
Net loss per share, basic and diluted	$(6.67)	$(2.95)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	3,027,361	13,409,769

All other outstanding potentially dilutive securities, including shares of restricted common stock, common stock options (See Note 11) and common stock warrants (See Note 2) were excluded from the computation of diluted net loss per share because including them would have had an anti-dilutive effect.

16. ACQUISITIONS

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

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount allocated
(in thousands)
Cash purchase price	$15,280
1,387,759 shares of Common Stock issued at the Closing	39,454
Seller note for inventory	5,285
Estimated earn-out liability	11,273
Total consideration to be paid	$71,292

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$8,215
Working Capital	202
Trademarks (10 year useful life)	22,900
Goodwill	39,975
Net assets acquired	$71,292

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

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount
allocated
(in thousands)
Cash purchase price	$19,040
Transition services payments	8,231
Estimated earn-out liability	3,502
Total consideration	$30,773

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$1,471
Working Capital	230
Trademarks (10 year useful life)	6,500
Customer relationships	5,700
Goodwill (1)	16,872
Net assets acquired	$30,773

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

The following presents the allocation of purchase price to the assets acquired and liabilities assumed, based on the estimated fair values at acquisition date:

Amount
allocated
(in thousands)
Cash purchase price	$8,293
704,548 shares of common stock issued	11,075
Working capital adjustment	5,338
Estimated earn-out liability	911
Total consideration	$25,617

The amounts assigned to goodwill and major intangible asset classifications were as follows:

Total
(in thousands)
Inventory	$2,846
PP&E	86
Real Property	848
Working Capital	2,144
Trademarks (10 year useful life)	5,400
Goodwill (1)	15,774
Deferred tax liability (2)	(1,481)
Net assets acquired	$25,617

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

Pro Forma Information

The following unaudited pro forma information illustrates the impact of the acquisitions on the Company’s net revenue for the year-ended December 31, 2021. The acquisitions are reflected in the following pro forma information as if the acquisitions had occurred on January 1, 2021.

Year-Ended December 31, 2021
Net revenue as reported	$247,767
Healing Solutions net revenue (1)	4,600
Squatty Potty net revenue (2)	6,024
Photo Paper Direct net revenue (3)	6,334
Net revenue pro forma	$264,725

Operating loss as reported	(34,077)
Healing Solutions operating income (1)	382
Squatty Potty operating income (2)	1,772
Photo Paper Direct operating income (3)	1,152
Operating loss (income) pro forma	$(30,771)

(1)
In the accompanying Consolidated Financial Statements for the year-ended December 31, 2021, net revenue, as reported, includes $33.1 million of net revenue from this acquisition. For the year-ended December 31, 2022, operating income, as reported, includes $10.7 million of operating income from this acquisition.
(2)
In the accompanying Consolidated Financial Statements for the year-ended December 31, 2021, net revenue, as reported includes $10.1 million of net revenue from this acquisition. For the year-ended December 31, 2022, operating income, as reported, includes $4.2 million of operating income from this acquisition
(3)
In the accompanying Consolidated Financial Statements for the year-ended December 31, 2021, net revenue, as reported includes $11.6 million of net revenue from this acquisition. For the year-ended December 31, 2022, operating loss, as reported, includes $1.3 million of operating income from this acquisition.

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

Step and Go

On October 4, 2022, the Company acquired Step and Go, a brand in the health and wellness category, for $0.7 million. The acquisition is deemed immaterial to the Company’s Consolidated Financial Statements.

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

As part of the acquisition of the Smash Assets, the sellers of the Smash Assets are entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. Earn-out payments will be due to the sellers for year one, or calendar year 2022 in the first quarter of 2022, and year two, or calendar year 2022, will be due in the first quarter of 2023. For the year-ended December 31, 2022 (year one of the earn-out), the earn-out payment will be calculated based on the contribution margin generated on certain products for an amount equal to $1.67 for every $1.00 of such contribution margin that is greater than $15.5 million and less than or equal to $18.5 million. Such earn-out payment cannot exceed $5.0 million. In addition, during the year-ending December 31, 2022 (year two of the earn-out), for each $0.5 million of contribution margin generated on certain products in excess of $15.5 million, subject to a cap of $27.5 million, the sellers shall be entitled to receive an amount in cash equal to the value of 0.1 million shares of the Company’s common stock multiplied by the average of the volume-weighted-average closing price per share of the Company’s common stock, for the 30 consecutive trading days ending on December 31, 2022.

As of December 31, 2021, the fair value amount of the earn-out payment was approximately $5.2 million. As of December 31, 2022, there is no remaining earn-out liability related to Smash assets as earn-out payment was not earned.

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

As of February 2, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Healing Solutions Assets was appropriately $16.5 million. In November 2021, the Company issued 1.4 million shares of common stock in full settlement of the earn-out. As of December 31, 2022 there is no remaining earn-out liability related to Healing Solutions.

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

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of December 31, 2022, there is no remaining earn-out liability related to Squatty Potty.

As of May 5, 2021, the acquisition date of Photo Paper Direct Ltd. (“Photo Paper Direct”), the initial fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was appropriately $0.9 million. As of December 31, 2021 and 2022, the fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was zero as earn-out payment was not earned.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities (in thousands) as of December 31, 2022 (in thousands):

		Year-Ended December 31, 2021
	Smash Assets	Healing Solutions	Squatty Potty	Photo Paper Direct	Total
Balance –January 1, 2021	$22,531	$—	$—	$—	22,531
Acquisition date fair value of contingent earn-out liabilities and inventory to be settled in shares	—	16,558	3,502	911	20,971
Change in fair value of contingent earn-out liabilities	(17,291)	(12,808)	481	(911)	(30,529)
Payment of contingent earn-out liability	—	(3,750)	—	—	(3,750)
Balance—December 31, 2021	$5,240	$—	$3,983	$—	$9,223

	Year-ended December 31, 2022
	Smash Assets	Squatty Potty	Total
Balance—January 1, 2022	$5,240	$3,983	$9,223
Change in fair value of contingent earn-out liabilities	(5,240)	—	(5,240)
Payment of contingent earn-out liability	—	(3,983)	(3,983)
Balance—December 31, 2022	$—	$—	$—

17. GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2021 and December 31, 2022 (in thousands):

	December 31, 2020	For the Year-Ended December 31, 2021		December 31, 2021
	Gross Carrying Amount	Additions	Impairments	Net Book Value
Goodwill	$47,318	$72,623	$—	$119,941

	December 31, 2021	For the Year-Ended December 31, 2022		December 31, 2022
	Gross Carrying Amount	Additions	Impairments	Net Book Value
Goodwill	$119,941	$468	(120,409)	$—

(1) The Company evaluated current economic conditions during 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. The Company believes that these conditions were factors in our market capitalization falling below the book value of net assets during the fiscal quarters ending March 31, 2022 and September 30, 2022. Accordingly, the Company concluded a triggering event had occurred in each of these periods and performed interim goodwill impairment analyses. As a result, the Company recorded a goodwill impairment charge of approximately $29.0 million and $90.9 during the three months ended March 31, 2022 and September 30, 2022, respectively. There was no remaining goodwill on the balance sheet as of September 30, 2022.

On October 4, 2022, the Company acquired Step and Go, a brand in the health and Wellness category, for $0.7 million. As part of the purchase price allocation of the acquisition, $0.5 million was attributed to goodwill. As our market capitalization was further reduced below net assets as of December 31, 2022, we concluded a triggering event has occurred to test goodwill, an impairment loss on goodwill of $0.5 million was recorded for the three months ended December 31, 2022, which is included in impairment loss on goodwill in the Consolidated Statement of Operations for the year-ended December 31, 2022.

The total goodwill impairment charge was approximately $120.4 million for the year-ended December 31, 2022.

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2021 and December 31, 2022 (in thousands):

	January 1, 2021	Year-Ended December 31, 2021		December 31, 2021	December 31, 2021
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$31,810	$34,100	$—	$(6,332)	$59,578
Non-competition agreement	111	—	—	(54)	57
Transition services agreement	23	—	—	(23)	—
Customer relations	—	5,700	—	(380)	5,320
Other	—	700	—	(700)	—
Total intangibles	$31,944	$40,500	$—	$(7,489)	$64,955

	January 1, 2022	Year-Ended December 31, 2022		December 31, 2022	December 31, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$65,910	192	$(3,087)	$(13,008)	$50,007
Non-competition agreement	111	—	(31)	(80)	—
Transition services agreement	23	—	—	(23)	—
Customer relations	5,700	—	—	(950)	4,750
Other	700	—	—	(700)	—
Total intangibles	$72,444	$192	$(3,118)	$(14,761)	$54,757

(1) Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, the Company compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million. The Company did not have a triggering event during the three months ended December 31, 2022. For the year-ended December 31, 2022, the total impairment charge for intangibles was $3.1 million.

The following table sets forth the estimated aggregate amortization of our in-place intangible assets and favorable intangible assets for the next five years and thereafter (amounts in thousands):

2023	$6,821
2024	6,801
2025	6,759
2026	6,759
Thereafter	27,617
Total	$54,757

18. SUBSEQUENT EVENTS

None.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2022. This Annual Report does not include an attestation report of our registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of December 31, 2022:

Name	Age	Position(s)
Executive Officers:
Yaniv Sarig	45	President and Chief Executive Officer, Director
Arturo Rodriguez	47	Chief Financial Officer
Joseph A. Risico	49	Chief Legal Officer and Head of M&A
Mihal Chaouat-Fix	43	Chief Product Officer
Roi Zahut	35	Chief Technology Officer

Non-Employee Directors:
Bari A. Harlam	61	Director
William Kurtz	65	Director
Susan Lattmann	54	Director
Sarah Liebel	40	Director
Cynthia Williams	55	Director

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

Arturo Rodriguez has served as our Chief Financial Officer since March 2021. Prior to that, he served as our Senior Vice President of Finance since September 2017. Prior to joining the Company, Mr. Rodriguez served as Chief Accounting Officer and Global Controller for Piksel, Inc. from July 2012 to September 2017 and also held the role of Interim Chief Operating Officer in 2017. From 2000 to 2011, Mr. Rodriguez held several financial leadership roles with the Atari Group, most notably Acting Chief Financial Officer of Atari, Inc. (Nasdaq: ATAR) from 2007 to 2008, and Deputy CFO of Atari SA (Euronext: ATA) from 2008 to 2010. Mr. Rodriguez started his career at Arthur Andersen LLP in 1997 and is a CPA in the State of New York. Mr. Rodriguez holds a Bachelor of Business Administration – Accounting from Hofstra University.

Joseph A. Risico has served as our Chief Legal Officer since March 2021 and Head of M&A since July 2021. Prior to that, he served as our General Counsel since September 2018 and has served as General Counsel for Aterian Opco since February 2018. Prior to joining Aterian, Mr. Risico held a number of legal and business positions, most recently at AutoModality, Inc., a UAV flight control software company, where he served as Chief Operating Officer and General Counsel from February 2017 to February 2018, Ecovative Design LLC, a biomaterials company, where he served as General Counsel and Head of Business Development from August 2011 to February 2017, and 3M Company, where he served as the General Counsel of 3M’s corporate ventures business from May 2010 to July 2011. Mr. Risico started his legal career as a corporate associate at the law firm of Cravath, Swaine & Moore LLP from August 2001 to June 2006. Mr. Risico holds a B.A. from New York University with concentrations in accounting and economics and a J.D. from Columbia Law School. Mr. Risico also holds a CPA (not active).

Mihal Chaouat-Fix has served as our Chief Supply Chain Officer since February 2023 and previously our Chief Product Officer since September 2018. Prior to taking the Chief Product Officer role, since June 2014, Ms. Chaouat-Fix served as our Chief Operating Officer, where she was responsible for our day-to-day leadership and operational management. Prior to joining Aterian, Ms. Chaouat-Fix worked in various strategic roles from April 2000 to March 2014 at Gottex Models Ltd., an international fashion swimwear company. Among her various roles spanning operations and marketing, she oversaw manufacturing, supply chain and distribution of 12 million units a year to over 40 countries world-wide.

Roi Zahut has served as our Chief Technology Officer since January 2019. Prior to joining Aterian, he served in a number of roles, including as the CTO of the Advanced Analytics global consulting team at IBM and as the architect of IBM Metropulse, a retail & CPG analytics platform, from October 2016 to January 2019. Prior to that, Mr. Zahut lived in Israel where he held senior technical, business and data science roles in startups and consulting companies including IBM Israel from January 2015 to October 2016, Brainbow Ltd from October 2013 to January 2015 and Matrix IT Ltd, an information technology company, from October 2008 to October 2011, working across industries (CPG, industrial and defense). Mr. Zahut also served in the Israeli Air Force from September 2005 to October 2008 where he obtained the rank of Sergeant First Class. Mr.Zahut holds an MSc in Neuroscience with distinction from Bar Ilan University.

Non-Employee Directors

Bari A. Harlam has served as a director since February 2020, and is a business leader, marketer, educator and author. In February 2020, she co-founded Trouble LLC, a pro-social, experience brand. Ms. Harlam has served on the Boards of Directors of Eastern Bank since February 2014, Champion Petfoods LP since April 2020, OneWater Marine Inc. (Nasdaq: ONEW) since May 2020 and Rite Aid (NYSE: RAD) since September 2020, and serves as the chair of the Compensation Committee for OneWater Marine Inc., as the chair of the Nominating and Governance Committee of Rite Aid and as the chair of the Risk, Trust, Innovation and Charitable Foundation Committees of Eastern Bank. From April 2018 to March 2020, she served as EVP, Chief Marketing Officer North America at Hudson’s Bay Company (TSX: HBC). Prior to her time at Hudson’s Bay Company, she was EVP, Membership, Marketing & Analytics at BJ’s Wholesale Club (NYSE: BJ) from July 2012 to December 2016. Before joining BJ’s Wholesale Club, she served as Chief Marketing Officer at Swipely, now called Upserve, from August 2011 to July 2012 and prior to that, she served as SVP, Marketing at CVS Health (NYSE: CVS) from 2000 to August 2011. Early in her career, she was a Professor at Columbia University from July 1989 to July 1992 and The University of Rhode Island from July 1992 to July 2000. In addition, she was an Adjunct Professor at The Wharton School at The University of Pennsylvania from January 2015 to May 2018. She received a Bachelor of Science, a Master of Science and a Ph.D. in Marketing from The University of Pennsylvania, The Wharton School. We believe Ms. Harlam is qualified to serve as a member of our Board due to her experience in the consumer packaged goods and retail industries as well as her expertise in marketing.

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

Susan Lattmann has served as a director since February 2022. Ms. Lattmann currently serves on the board of directors for Landsea Homes Corporation (Nasdaq: LSEA), a national residential home builder, since December 2021, where she is the co-chair of the Compensation Committee. Ms. Lattmann also currently serves on the board of directors for Farmer Focus, a private organic chicken company, since November 2021 where she is the chair of the Audit Committee as well as ArcTrust III, a private growth and income real estate investment trust, since November 2020. Ms. Lattmann is presently the Chief Financial Officer for The Row, an international luxury apparel retailer since July 2021. Previously, she worked for Bed Bath & Beyond Inc. (Nasdaq: BBBY), from August 1996 to December 2019, where she held several roles, including Chief Financial Officer (2014-2018) and Chief Administrative Officer (2018-2019). She began her professional career with Arthur Andersen LLP. Ms. Lattmann received her Bachelor of Science degree with honors from Bucknell University and is a certified public accountant. We believe Ms. Lattmann is qualified to serve as a member of our Board due to her extensive financial and leadership experience.

Sarah Liebel has served as a director since February 2022. Ms. Liebel has served as Chief Growth Officer and President of Consumer Products at BetterUp, a digital coaching company, since March 2022. Prior to joining BetterUp, Ms. Liebel served as Chief Revenue Officer at 1stdibs.com, Inc. (Nasdaq: DIBS) from January 2019 to March 2022, where she oversaw the sales and operations teams at the company, including Customer Experience, Logistics, Business Operations, Trade & Private Client sales. Before joining 1stdibs in 2015, Ms. Liebel was most recently at Groupon, Inc. (Nasdaq: GRPN). During her five year tenure at Groupon, she held a number of leadership roles, including running operations & sales at Ideeli, a fashion flash sales e-commerce company, after it was acquired by Groupon, as well as leading deals on the corporate development team. Ms. Liebel received her Bachelor of Science from Tulane University and her MBA from Northwestern’s Kellogg School of Management. We believe Ms. Liebel is qualified to serve as a member of our Board due to her experience in revenue generation, e-commerce and business leadership.

Cynthia Williams has served as a director since April 2022. Ms. Williams currently serves as President of the Wizards of the Coast and Digital Gaming Division of Hasbro, Inc. (Nasdaq: HAS). Prior to her role at Hasbro, Inc., Ms. Williams served as Vice President and General Manager at Microsoft Corporation (Nasdaq: MSFT) from September 2018 to February 2022. She previously worked at Amazon.com, Inc. (Nasdaq: AMZN) from August 2007 to July 2018 where she led their Fulfillment by Amazon division. Ms. Williams received her BSBA from Western Carolina University in 1989 and her MBA from Wake Forest University in 1995. We believe Ms. Williams is qualified to serve as a member of our Board due to her significant technology and e-commerce expertise.

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

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mr. Kurtz, Ms. Lattmann, Ms. Liebel and Ms. Williams. Ms. Lattmann serves as Chairperson of the committee. Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”) and SEC rules and financially literate under the Nasdaq Rules. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Ms. Lattmann is an “audit committee financial expert” under the rules of the SEC. The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2022 Annual Meeting of Stockholders that was filed with the SEC on June 15, 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms and amendments thereto, we believe that, during 2021, none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis the reports required by Section 16(a).

Item 11. Executive Compensation.

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our name executive officers for the year that ended on December 31, 2022 (“Named Executive Officer”), which consist of our principal executive officer, up to two other most highly compensated executive officers who were serving as executive officers as of December 31, 2022, and up to two additional individuals who would have been most highly compensated executive officers but for the fact that such individual was not serving as an executive officer as of December 31, 2022 are:

•	Yaniv Sarig, our President and Chief Executive Officer;

•	Joseph A. Risico, our Chief Legal Officer and Head of M&A; and

•	Roi Zahut, our Chief Technology Officer

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our Named Executive Officers for the fiscal years ended December 31, 2021 and 2022:

		Salary/Fees	Bonus	Stock Awards	All Other Compensation	Total
Name and principal position	Year	$	$	$(1)	$	$
Yaniv Sarig	2022	349,999	—	1,051,900	19,227	1,421,126
President and Chief Executive Officer	2021	333,333	—	4,681,790	16,400	5,031,523
Joseph A. Risico - Chief Legal Officer and Head of M&A	2022	310,000	—	977,768	8,309	1,296,077
Roi Zahut - Chief Technology Officer	2022	310,000	—	977,768	6,955	1,294,723

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

Narrative Disclosure to Summary Compensation Table

Employment and Severance Agreements

Yaniv Sarig—We entered into an offer letter with Mr. Sarig, dated April 1, 2015. Pursuant to the offer letter, Mr. Sarig’s base salary was initially $120,000 per year. During his employment, Mr. Sarig has received various base salary adjustments and his salary at the beginning of 2021 was $300,000 per year, which was increased to $350,000 per year, effective May 1, 2021. In January 2023, we amended Mr. Sarig’s salary to be received in mostly Common Stock. Per the terms of that amendment, Mr. Sarig is to receive $60,000 in cash and $290,000 in common stock of the Company after adding a 1.15x multiplier which results in 331,104 shares being issued based on the 20-day average closing price of the Company’s common stock on January 18, 2023. The shares are subject to vesting and will vest in full on January 19, 2024. Mr. Sarig’s employment is at will and may be terminated at any time by us or Mr. Sarig, with or without cause.

Joseph A. Risico — We entered into an offer letter with Mr. Risico, dated February 8, 2018. Pursuant to the offer letter, Mr. Risico’s base salary was initially $250,000 per year. During his employment, Mr. Risico has received various base salary adjustments and his salary at the beginning of 2022 was $310,000 per year.

Roi Zahut — We entered into an offer letter with Mr. Zahut, dated January 14, 2019. Pursuant to the offer letter, Mr. Zahut's base salary was initially $225,000 per year. During his employment, Mr. Zahut has received various base salary adjustments and his salary at the beginning of 2022 was $310,000 per year.

Base Salaries/Compensation

Our salaries recognize the experience, skills, knowledge, and responsibilities required of all employees, including our Named Executive Officers. Base salaries and base compensation are reviewed annually, typically in connection with our annual performance review process, and adjusted from time to time to realign salaries and compensation with market levels after taking into account individual responsibilities, performance and experience. As of December 31, 2022, the annual base salaries or base compensation for Mr. Sarig was $350,000. The annual and base salaries or base compensation for Messrs. Risico and Zahut was $310,000.

Bonuses

For the year ended December 31, 2022, no bonuses were paid to our Named Executive Officers and none of our Named Executive Officers received any non-equity incentive compensation.

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

On May 27, 2022, we granted 314,000 and 291,871 shares of our common stock subject to restricted stock awards to Mr. Sarig, Mr. Risico and Mr. Zahut, respectively, pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), of which 14,000, 12,400 and 12,400 shares vested immediately for the respective recipients. Of the balance, 1/3rd of the shares of restricted common stock shall vest on May 27, 2023, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2022” table below.

Perquisites, Health, Welfare and Retirement Plans and Benefits

We provide healthcare coverage to our employees. In addition, we have adopted a 401(k) plan for eligible employees. However, we do not currently match any portion of the contributions made by our employees to the 401(k) plan.

Outstanding Equity Awards at December 31, 2022

The following table presents certain information concerning outstanding equity awards held by each of the Named Executive Officers at December 31, 2022:

		Option awards				Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (1) ($)
Yaniv Sarig	6/30/2021	—	—	—	—	125,007	$96,255
	5/27/2022	—	—	—	—	300,000	$231,000
Joseph A. Risico	6/30/2021	—	—	—	—	48,003	$36,962
	5/27/2022	—	—	—	—	279,471	$215,193
	12/28/2018	26,937	—	9.72	12/28/2028	—	—
Roi Zahut	6/12/2019	21,165	—	10.00	6/12/2029	—	—
	6/30/2021	—	—	—	—	48,003	$36,962
	5/27/2022	—	—	—	—	279,471	$215,193

(1)

Represents the market value of the unvested shares underlying the restricted stock awards as of December 31, 2022, based on the closing price of our common stock on such date, as reported on the Nasdaq Capital Market, which was $0.77 per share. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

Non-Employee Director Compensation

Effective August 1, 2021, our compensation committee of the Board (the “Compensation Committee”) approved a formal non-employee director compensation policy. Pursuant to such policy, our non-employee directors were paid the following amounts for the year ended December 31, 2022 (prorated for service for a partial year), which, at each director’s election was payable one-third in cash and two-thirds in shares of restricted common stock: (i) $150,000 per year to each director; (ii) $15,000 per year to the chairperson of the Audit Committee; (iii) $10,000 per year to the chairperson of each of the Compensation Committee and the nominating and corporate governance committee of the Board (the “Nominating and Corporate Governance Committee”); (iv) $7,500 per year to other members of the Audit Committee; and (v) $5,000 to other members of each of the Compensation Committee or the Nominating and Corporate Governance Committee. In addition, upon their joining the Board, each of Ms. Liebel, Ms. Lattmann and Ms. Williams received an initial stock award equal to $200,000 as of the day prior to their joining.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended December 31, 2022:

	Fees Earned or Paid in Cash	Option Awards	Stock Awards	All Other Compensation	Total
Name(1)	$	$(2)	$(3)	$	$
Bari A. Harlam	$65,000	—	$96,205	—	$161,205
Susan Lattmann	$62,917	—	$310,401	—	$373,318
Sarah Liebel	$54,368	—	$310,401	—	$364,769
William H. Kurtz	$92,676	—	$96,205	—	$188,881
Cynthia Williams	$51,590	—	$287,975	—	$339,565

(1)

Yaniv Sarig, our President and Chief Executive Officer and one of our Named Executive Officers, is not included in this table as he is an employee of ours and therefore receives no compensation for his service as a director. Mr. Sarig’s compensation is included in the section entitled “Summary Compensation Table” of this Annual Report on Form 10-K above.

(2)

The amounts in this column represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. As of December 31, 2022, none of our non-employee directors held options to purchase shares of common stock.

(3)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards. As of December 31, 2022, our non-employee directors held the following number of shares of restricted common stock: Ms. Harlam 21,098 shares; Ms. Lattmann 62,253; Ms. Liebel 62,253; Mr. Kurtz; 21,098 and Ms. Williams 103,403 shares.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of four directors, each of whom is a non-employee director: Ms. Harlam, Ms. Lattmann, Mr. Kurtz and Ms. Williams with Ms. Williams serving as the Chairperson of the Compensation Committee. During 2021, none of the foregoing were an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2022 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2022. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(c)(2)
Equity compensation plans approved by security holders(3)(4)	320,027	$9.73	724,880
Equity compensation plans not approved by security holders(5)	48,569	$6.13	2,131,935
Total	368,596	$9.26	2,856,815

(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2022.

(2)	Consists entirely of shares of common stock that remain available for future issuance under the 2018 Plan as of December 31, 2021.

(3)	Consists of options outstanding as of December 31, 2022 under the 2018 Plan.

(4)

The number of shares of our common stock available for issuance under the 2018 Plan will automatically increase on January 1st of each year, for a period of not more than nine years, beginning January 1, 2020 and ending on (and including) January 1, 2028 by the lesser of (i) 15% of the shares deemed outstanding as of the preceding December 31, minus the number of shares in the share reserve (which for this purpose includes shares issued and issuable pursuant to the Aterian Group, Inc. Amended and Restated 2014 Equity Incentive Plan (the “2014 Plan”) as of immediately prior to the increase, or (ii) such number of shares as determined by our Board.

(5)	Consists of options outstanding as of December 31, 2022 under the 2014 Plan and securities remaining available for future issuance for the 2014 Plan and the Inducement Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2022, with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;

•	each of the Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our common stock.

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

We have determined beneficial ownership in accordance with the rules of the SEC. We have deemed shares of our common stock subject to warrants and options that are currently exercisable or exercisable within 60 days of March 24, 2022 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership of our common stock is based on 80,752,290 shares of our common stock outstanding as of December 31, 2022.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Aterian, Inc., 37 East 18th Street, 7th Floor, New York, NY 10003.

	Beneficial Ownership of Common Stock
	Number of Shares		%(1)
Greater than 5% Stockholders:
Armistice Capital Master Fund Ltd.	14,080,303	(2)	14.9%

Named Executive Officers and Directors:
Yaniv Sarig	1,075,254	(3)	1.3%
Joseph Risico	558,201	(4)	*
Roi Zahut	497,533	(5)	*
William Kurtz	103,743	(6)	*
Bari A. Harlam	112,900	(7)	*
Susan Lattmann	103,923	(8)	*
Cynthia Williams	124,500	(9)	*
Sarah Liebel	103,923	(10)	*
All current executive officers and directors as a group (11 persons)	3,836,404	(11)	4.7%

*	Denotes less than 1%.

(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the number of shares of common stock outstanding as of March 15, 2023, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 15, 2023.

(2)

Comprised of 14,080,303 warrants that are exercisable within 60 days after March 15, 2023. The securities are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)

Mr. Sarig’s holdings consist of (i) 269,524 shares of common stock held directly (ii) 758,111 shares of restricted common stock that are subject to vesting and (iii) 47,619 warrants that are exercisable within 60 days after March 15, 2023. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(4)

Mr. Risico's holdings consist of (i) 156,171 shares of common stock held directly, (ii)26,937 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 15, 2023, (iii) 327,474 shares of restricted common stock that are subject to vesting, and (iv) 47,619 of warrants that are exercisable within 60 days after March 15, 2023. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(5)

Mr. Zahut’s holdings consist of (i) 141,751 shares of common stock held directly, (ii) 21,165 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 15, 2023 (iii) 327,474 shares of restricted common stock that are subject to vesting and (iv) 7,143 of warrants that are exercisable within 60 days after March 15, 2023. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(6)

Comprised of: (i) 82,645 shares of common stock held directly, and (ii) 21,098 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(7)

Comprised of: (i) 91,802 shares of common stock held directly, and (ii) 21,098 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(8)

Comprised of: (i) 41,670 shares of common stock held directly, and (ii) 62,253 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(9)

Comprised of: (i) 21,907 shares of common stock held directly, and (ii) 103,403 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(10)	Comprised of (i) 41,670 of shares of common stock held directly, and (ii) 62,253 shares of restricted common stock have voting rights irrespective of any vesting requirements.

(11)

Comprised of shares included under “Named Executive Officers and Directors”, and the following held by two of our other executive officers: (i) 353,905 shares of common stock held directly, (ii) 520,212 shares of restricted common stock that are subject to vesting and (iii) 268,025 shares of common stock issuable pursuant to stock options exercisable within 60 days after March 24, 2022. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the director and executive officer compensation arrangements discussed in Part II, Item 8 of this Annual Report on Form 10-K, there have not been any transactions since January 1, 2022 that we have been a party to and in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers, beneficial owners of more than 5% of our capital stock, or their immediate family members, have had or will have a direct or indirect material interest.

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

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mses. Harlam, Lattmann, Liebel and Williams and Mr. Kurtz are independent directors as defined under the Nasdaq Rules. Mr. Sarig is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the fiscal years ended December 31, 2021 and December 31, 2022 by Deloitte & Touche LLP, our independent registered public accounting firm for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2021	2022
Audit Fees(1)	$1,204,010	$1,524,207
Tax Fees (2)	125,000	89,638
All Other Fees(3)	3,800	4,126
Total Fees	$1,332,810	$1,617,971

(1)

Audit Fees consist of actual fees for professional services performed by Deloitte & Touche LLP for the audit of our 2021 and 2022 annual financial statements and the review of quarterly financial statements for 2022 and 2021. Audit fees also include $150,000 of 2021 fees and $256,171 of 2022 fees for professional services performed by Deloitte & Touche LLP for reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with regulatory filings or engagements.

(2)	Consists of fees for tax compliance and consulting.

(3)	Consists of fees for an accounting research tool.

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

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits.

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2021	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2022, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2021	2.1

2.3†	Asset Purchase Agreement, dated May 5, 2022, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2022	2.1

2.4†	Stock Purchase Agreement, dated May 5, 2022, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2022	2.2

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2022	3.2

3.4	Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2022	3.3

3.2	Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/1/2022	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2020	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2020	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2020	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2020	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2020.	S-1	333-231381	5/10/2020	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2020, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2020	4.6

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2021.	10-Q	001-38937	11/9/2021	4.7

4.8	Form of Warrant to Purchase Stock, dated December 22, 2022.	8-K	001-38937	12/27/2022	4.1

4.9*	Description of Securities of Aterian, Inc.

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2020	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2020	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2020	10.3

10.4#	Amended and Restated 2018 Equity Incentive Plan.	S-8	333-232087	5/28/2921	10.3

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2020	10.5

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-8	333-232087	6/12/2020	10.4

10.7#	Amended and Restated Aterian, Inc. 2020 Equity Plan.	S-1	333-256635	5/28/2022	10.17

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Aterian, Inc. 2020 Equity Plan).	S-1	333-231381	5/10/2020	10.18

10.9#+	Employment Agreement dated May 14, 2018, by and between Aterian Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2020	10.10

10.10#+	Employment Agreement dated January 1, 2016, by and between Aterian Group, Inc. and Mihal Chaouat-Fix.	S-1	333-231381	5/10/2020	10.11

10.11#	Employment Agreement dated April 1, 2015, by and between Aterian Group, Inc. and Yaniv Sarig.	S-1	333-231381	5/10/2020	10.14

10.12#	Independent Contractor Agreement dated August 14, 2017, by and between Aterian Group, Inc. and Tomer Pascal.	S-1	333-231381	5/10/2020	10.15

10.13#+	Employment Agreement dated November 27, 2018, by and between Aterian Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2020	10.16

10.14	Restated Voting Agreement dated March 13, 2020, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Aterian, Inc.	S-1	333-231381	5/10/2020	10.19

10.15	Lock-Up, Voting and Standstill Agreement, dated December 1, 2021, by and between Aterian, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2021	10.3

10.16+	Non-Negotiable Promissory Note, dated December 1, 2021, from Aterian, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2021	10.4

10.17	Lock-Up, Voting and Standstill Agreement, dated February 2, 2022, by and between Aterian Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2022	10.3

10.18+	Manufacturing Supply Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2022	10.4

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.19+	Consulting Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Richard Perry.	8-K	001-38937	2/3/2022	10.5

10.20+	Consulting Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Christopher Marshall.	8-K	001-38937	2/3/2022	10.6

10.21+	Consulting Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Quinn McCullough.	8-K	001-38937	2/3/2022	10.7

10.22+	Transition Services Agreement, dated February 2, 2022, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2022	10.8

10.23	Voting and Standstill Agreement, dated May 5, 2022, by and between Aterian, Inc. and Squatty Potty, LLC.	8-K	001-38937	5/11/2022	10.1

10.24+	Consulting Agreement, dated May 5, 2022, by and between Aterian Group, Inc. and Bernie Kropfelder.	8-K	001-38937	5/11/2022	10.2

10.25+	Consulting Agreement, dated May 5, 2022, by and between Aterian Group, Inc. and Tani Alger.	8-K	001-38937	5/11/2022	10.3

10.26+	Consulting Agreement, dated May 5, 2022, by and between Aterian Group, Inc. and Jeff Ela.	8-K	001-38937	5/11/2022	10.4

10.27+	Transition Services Agreement, dated May 5, 2022, by and between Squatty Potty, LLC and Truweo, LLC.	8-K	001-38937	5/11/2022	10.5

10.28	Shareholder Agreement, dated May 5, 2022, by and between Aterian, Inc. and Josef Eitan.	8-K	001-38937	5/11/2022	10.6

10.29	Shareholder Agreement, dated May 5, 2022, by and between Aterian, Inc. and Ran Nir.	8-K	001-389927	5/11/2022	10.7

10.30	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2022, by and between Aterian, Inc. and Healing Solutions LLC.	10-Q	001-389927	8/9/2022	10.15

10.31	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2022, by and between Aterian, Inc. and 9830 Macarthur LLC.	10-Q	001-389927	8/9/2022	10.16

10.32+	Credit and Security Agreement, dated as December 22, 2022, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties”, the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent	8-K	001-389927	12/27/2022	10.1

10.33*	Amended Yaniv Sarig Employment Agreement

21.1 *	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

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

ATERIAN, INC.

By:	/s/ Yaniv Sarig
Yaniv Sarig
President and Chief Executive Officer

Date:	March 16, 2023

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

Signature	Title	Date
/s/ Yaniv Sarig	President, Chief Executive Officer and Director	March 16, 2023
Yaniv Sarig	(Principal Executive Officer)

/s/ Arturo Rodriguez	Chief Financial Officer
Arturo Rodriguez	(Principal Accounting and Financial Officer)	March 16, 2023

/s/ William Kurtz	Director
William Kurtz		March 16, 2023

/s/ Susan Lattmann	Director	March 16, 2023
Susan Lattmann

/s/ Sarah Liebel	Director	March 16, 2023
Sarah Liebel

/s/ Cynthia Williams	Director	March 16, 2023
Cynthia Williams

/s/ Bari Harlam	Director	March 16, 2023
Bari Harlam