Form 10-Q
period 2023-03-31
Aterian, Inc.
filed 2023-05-10
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38937

Aterian, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-1739858
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
350 Springfield Avenue, Suite 200 Summit, NJ	07901
(Address of principal executive offices)	(Zip Code)

(347) 676-1681

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	ATER	The Nasdaq Stock Market LLC

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

As of May 3, 2023, the registrant had 81,125,003 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the SEC) on March 16, 2023. You should carefully consider that information before you make an investment decision.

You should not place undue reliance on these types of forward-looking statements, which speak only as of the date that they were made. These forward-looking statements are based on the beliefs and assumptions of the Company’s management based on information currently available to management and should be considered in connection with any written or oral forward-looking statements that the Company may issue in the future as well as other cautionary statements the Company has made and may make. Except as required by law, the Company does not undertake any obligation to release publicly any revisions to these forward-looking statements after completion of the filing of this Quarterly Report on Form 10-Q to reflect later events or circumstances or the occurrence of unanticipated events.

The discussion of the Company’s financial condition and results of operations should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and the related Notes thereto included in this Quarterly Report on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	March 31, 2023
ASSETS		(unaudited)
Current assets:
Cash	$43,574	$33,911
Accounts receivable, net	4,515	3,486
Inventory	43,666	40,378
Prepaid and other current assets	8,261	6,870
Total current assets	100,016	84,645
Property and equipment, net	853	830
Other intangibles, net	54,757	36,392
Other non-current assets	813	753
Total assets	$156,439	$122,620
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$21,053	$19,103
Accounts payable	16,035	8,955
Seller notes	1,693	1,303
Accrued and other current liabilities	14,254	13,045
Total current liabilities	53,035	42,406
Other liabilities	1,452	1,447
Total liabilities	54,487	43,853
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 80,752,290 and 81,134,161 shares outstanding at December 31, 2022 and March 31, 2023, respectively	8	8
Additional paid-in capital	728,339	730,825
Accumulated deficit	(625,251)	(651,051)
Accumulated other comprehensive loss	(1,144)	(1,015)
Total stockholders’ equity	101,952	78,767
Total liabilities and stockholders' equity	$156,439	$122,620

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2022	2023
Net revenue	$41,673	$34,879
Cost of good sold	18,066	15,782
Gross profit	23,607	19,097
Operating expenses:
Sales and distribution	22,974	20,226
Research and development	1,144	1,247
General and administrative	9,541	5,959
Impairment loss on goodwill	29,020	—
Impairment loss on intangibles	—	16,660
Change in fair value of contingent earn-out liabilities	(2,775)	—
Total operating expenses	59,904	44,092
Operating loss	(36,297)	(24,995)
Interest expense, net	802	371
Gain on extinguishment of seller note	(2,012)	—
Loss on initial issuance of equity	5,835	—
Change in fair value of warrant liability	1,879	354
Other (income) expense, net	(25)	54
Loss before income taxes	(42,776)	(25,774)
Provision for income taxes	—	26
Net loss	$(42,776)	$(25,800)
Net loss per share, basic and diluted	$(0.78)	$(0.34)
Weighted-average number of shares outstanding, basic and diluted	55,141,448	76,732,539

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2023
Net loss	$(42,776)	$(25,800)
Other comprehensive loss:
Foreign currency translation adjustments	(171)	129
Other comprehensive loss	(171)	129
Comprehensive loss	$(42,947)	$(25,671)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2022	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(42,776)	—	(42,776)
Issuance of shares of restricted common stock	155,456	—	—	—	—	—
Forfeiture of shares of restricted common stock	(193,594)	—	—	—	—	—
Issuance of common stock for settlement of seller note	292,887	—	767	—	—	767
Issuance of common stock, net of issuance costs	7,003,332	1	27,006	—	—	27,007
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Loss on initial issuance of equity	—	—	5,835	—	—	5,835
Stock-based compensation expense	—	—	1,444	—	—	1,444
Other comprehensive loss	—	—	—	—	(171)	(171)
BALANCE—March 31, 2022	62,348,318	$6	$669,720	$(471,735)	$(639)	$197,352

	Three months ended March 31,2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2023	80,752,290	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(25,800)	—	(25,800)
Issuance of shares of restricted common stock	668,104	—	—	—	—	—
Forfeiture of shares of restricted common stock	(586,233)	—	—	—	—	—
Issuance of common stock	300,000	—	290	—	—	290
Stock-based compensation expense	—	—	2,196	—	—	2,196
Other comprehensive loss	—	—	—	—	129	129
BALANCE—March 31, 2023	81,134,161	$8	$730,825	$(651,051)	$(1,015)	$78,767

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2023
OPERATING ACTIVITIES:
Net loss	$(42,776)	$(25,800)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,846	1,762
Provision for (recovery of) sales returns	109	(223)
Amortization of deferred financing cost and debt discounts	106	106
Stock-based compensation	2,865	2,317
Gain from decrease of contingent earn-out liability fair value	(2,775)	—
Change in inventory provisions	—	(1,023)
Loss in connection with the change in warrant fair value	1,879	354
Gain in connection with settlement of note payable	(2,012)	—
Loss on initial issuance of equity	5,835	—
Impairment loss on goodwill	29,020	—
Impairment loss on intangibles	—	16,660
Changes in assets and liabilities:
Accounts receivable	4,608	1,028
Inventory	(12,380)	4,312
Prepaid and other current assets	410	751
Accounts payable, accrued and other liabilities	95	(7,661)
Cash used in operating activities	(13,170)	(7,417)
INVESTING ACTIVITIES:
Purchase of fixed assets	(16)	(33)
Purchase of Step and Go assets	—	(125)
Cash used in investing activities	(16)	(158)
FINANCING ACTIVITIES:
Proceeds from equity offering, net of issuance costs	27,007	—
Repayments on note payable to Smash	(1,084)	(398)
Borrowings from MidCap credit facilities	30,357	20,549
Repayments for MidCap credit facilities	(33,845)	(22,602)
Insurance obligation payments	(719)	(534)
Cash provided (used) by financing activities	21,716	(2,985)
Foreign currency effect on cash, cash equivalents, and restricted cash	(171)	129
Net change in cash and restricted cash for the year	8,359	(10,431)
Cash and restricted cash at beginning of year	38,315	46,629
Cash and restricted cash at end of year	$46,674	$36,198
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	44,281	33,911
Restricted Cash—Prepaid and other current assets	2,264	2,158
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$46,674	$36,198

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$357	$538
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$—	$321
Fair value of warrants issued in connection with equity offering	$18,982	$—
Issuance of common stock for settlement of seller note	$767	$—
Equity fundraising cost not paid	$166	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2022 and 2023 (Unaudited)

(In thousands, except share and per share data)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc. is a technology-enabled consumer products company that builds, acquires and partners with e-commerce brands. Aterian predominantly operates through online retail channels such as Amazon and Walmart, Inc. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, heating, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils.

Headquartered in New Jersey, Aterian also maintains offices in China, Philippines, and Poland.

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

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure, and we expect to continue to rely on outside capital for the foreseeable future, specifically for our M&A strategy. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the three months ended March 31, 2023, we incurred a net loss of $25.8 million and used net cash flows in our operations of $7.4 million. In addition, as of March 31, 2023, we had unrestricted cash and cash equivalents of $33.9 million available to fund our operations and an accumulated deficit of $651.1 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 6, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of March 31, 2023, and expect to remain in compliance through at least March 31, 2024. However, with our short history of forecasting our business during the ongoing COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• The Company's plan to continue to closely monitor our operating forecast, our M&A strategy, pursue additional sources of outside capital on terms that are acceptable to us, and secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, such as delaying expenditures, reducing investments in new products, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

COVID-19 Pandemic and the Supply Chain

During 2022, we were impacted by the COVID-19 pandemic and related global shipping disruption. Together these led to substantial increases in supply chain costs, in particular for shipping containers, which we rely on to import our goods, reduced the reliability and timely delivery of shipping containers and substantially increased our last mile shipping costs on our oversized goods, which are a material part of our business. The reduced reliability and delivery of such shipping containers forced us to spend more on premium shipping to ensure goods were delivered. Further, the global shipping disruption led us to increase our inventory on-hand in early 2022, including advance ordering and taking possession of inventory earlier than expected, impacting our working capital.

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

We continue to consider the impact of the COVID-19 and the related supply chain disruptions on the assumptions and estimates used when preparing our Condensed Consolidated Financial Statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change. If the economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our business, operations, financial results, and liquidity.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of March 31, 2023 and the results of its operations and its cash flows for the periods ended March 31, 2023 and 2022. The financial data and other information disclosed in these notes related to the three-month periods ended March 31, 2023 and 2022 are also unaudited. The results for the three-month periods ended March 31, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

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

Restricted Cash—As of December 31, 2022, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Consolidated Balance Sheets, $2.0 million related to a letter of credit and $0.9 million for cash sweeps account related to the Midcap Credit Facility within "Prepaid and Other Current Assets" on the Consolidated Balance Sheets.

As of March 31, 2023, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets, $2.0 million related to a letter of credit and $0.2 million for cash sweeps account related to the Midcap Credit Facility within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

The “Cost of goods sold” line item in the Condensed Consolidated Statements of Operations consists of the book value of inventory sold to customers during the reporting period. When circumstances dictate that the Company use net realizable value as the basis for recording inventory, it bases its estimates on expected future selling prices less expected disposal costs.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of December 31, 2022 and March 31, 2023, the Company had an allowance for doubtful accounts of $0.4 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.6 million at December 31, 2022 and $0.4 million at March 31, 2023, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because it owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, similarly, other third-party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. It is the Company’s responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card charge backs), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended March 31, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$38,633	$1,629	$40,262
Other	1,411	—	1,411
Total net revenue	$40,044	$1,629	$41,673

	Three Months Ended March 31, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$31,962	$1,516	$33,478
Other	1,401	—	1,401
Total net revenue	$33,363	$1,516	$34,879

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories:

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$5,926	$5,349
Kitchen appliances	8,450	6,371
Health and beauty	4,890	4,857
Personal protective equipment	1,040	509
Cookware, kitchen tools and gadgets	4,856	3,620
Home office	3,708	2,667
Housewares	6,547	6,209
Essential oils and related accessories	5,082	4,588
Other	1,174	709
Total net revenue	$41,673	$34,879

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three month ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At March 31, 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2022 and March 31, 2023 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the Prefunded Warrants and stock purchase warrants issued in connection with the Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark-to-market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. Inputs used to determine the estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the prefunded warrants and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the prefunded warrants, and the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,574	$—	$—
Restricted Cash	3,055	—	—
Liabilities:
Fair value of warrant liability	—	—	3,473

	March 31, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$33,911	$—	$—
Restricted cash	2,287	—	—
Liabilities:
Fair value of warrant liability	—	—	3,827

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the Year-ended December 31, 2022 and the three months ended March 31, 2023 is as follows (in thousands):

December 31, 2022
Warrants liability as of January 1, 2022	$—
Change in fair value of warrants	3,473
Warrants liability as of December 31, 2022	$3,473

March 31, 2023
Warrants liability as of January 1, 2023	$3,473
Change in fair value of warrants	354
Warrants liability as of March 31, 2023	$3,827

Adopted Accounting Standards

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

In September 2022, the FASB issued ASU 2022-04, Disclosures for Supplier Finance Arrangements. This amendment in this Update enhances the transparency of supplier finance programs. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, except for amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The new guidance was early adopted on January 1, 2022, with no impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13: Financial Instruments – Credit Losses (Topic 326). This ASU requires the use of an expected loss model for certain types of financial instruments and requires consideration of a broader range of reasonable and supportable information to calculate credit loss estimates. For trade receivables, loans and held-to-maturity debt securities, an estimate of lifetime expected credit losses is required. For available-for-sale debt securities, an allowance for credit losses will be required rather than a reduction to the carrying value of the asset. In July 2019, the FASB delayed the effective date for this ASU for private companies (including emerging growth companies) and will be effective for annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company adopted this standard on January 1, 2023, but it does not have a material impact on the Consolidated Financial Statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes. This ASU provides for certain updates to reduce complexity in accounting for income taxes, including the utilization of the incremental approach for intraperiod tax allocation, among others. This standard is effective for fiscal years beginning after December 15, 2021, and for interim periods beginning after December 15, 2022, with early adoption permitted. The adoption of this standard does not have a material impact on the Consolidated Financial Statements.

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

3.
INVENTORY

Inventory consisted of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31,	March 31,
	2022	2023
Inventory on-hand	$34,374	$34,538
Inventory in-transit	9,292	5,840
Inventory	$43,666	$40,378

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $8.6 million and $7.1 million as of December 31, 2022 and March 31, 2023, respectively.

4.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Prepaid inventory	$1,342	$1,641
Restricted cash	2,926	2,158
Prepaid insurance	1,991	969
Amazon global logistics	576	488
Other	1,426	1,614
	8,261	6,870

5.
ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
Accrued compensation costs	$53	$39
Accrued professional fees and consultants	461	88
Accrued logistics costs	609	551
Product related accruals	1,248	1,218
Sales tax payable	711	775
Sales return reserve	646	424
Accrued fulfillment expense	755	541
Accrued insurance	356	6
Federal payroll taxes payable	1,467	1,319
Accrued interest payable	190	177
Warrant liability	3,473	3,827
All other accruals	4,285	4,080
Accrued and current liabilities	$14,254	$13,045

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.
CREDIT FACILITY, TERM LOANS AND WARRANTS

MidCap Credit Facility

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

The Company’s credit facility consisted of the following as of December 31, 2022 and March 31, 2023 (in thousands):

	December 31, 2022	March 31, 2023
MidCap Credit Facility	$21,899	$19,843
Less: deferred debt issuance costs	(459)	(402)
Less: discount associated with issuance of warrants	(387)	(338)
Total MidCap Credit Facility	$21,053	$19,103

Interest Expense, Net

Interest expense, net consisted of the following for the three months ended March 31, 2022 and 2023 (in thousands):

	Three Months Ended March 31,
	2022	2023
Interest expense	$802	$596
Interest income	—	(225)
Total interest expense, net	$802	$371

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of March 31, 2023, the Company has $3.8 million as the liability related to the Warrants.

On September 29, 2022, the Company entered into securities purchase agreements (the “September Purchase Agreements”) with certain accredited investors, pursuant to which, among other things, the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 10,643,034 shares of its common stock and accompanying warrants to purchase an aggregate of 10,643,034 shares of its common stock. 10,526,368 of the shares and the accompanying warrants to purchase 10,526,368 shares of common stock were sold to certain accredited Purchasers that are not affiliated with the Company at a combined offering price of $1.90 per share and accompanying warrant to purchase one share of common stock. The remaining 116,666 of the shares and the accompanying warrants to purchase 116,666 shares of common stock were sold to certain insiders of the Company, comprised of the Company’s President and Chief Executive Officer, Chief Financial Officer, Chief Legal Officer and Global Head of M&A and Chief Technology Officer, at a combined offering price of $2.10 per share and accompanying warrant to purchase one share of common stock.

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

Pursuant to the ASC 815-40, the September Purchase Agreements represent legally binding contracts that meets the definition of a firm commitment and as such the Company recorded a derivative related to the offering of common stock (“forward contract”) and associated warrants for the three months ended September 30, 2022. The Company also concluded both the forward contract and the warrants should be classified within stockholders’ equity within the Condensed Consolidated Balance Sheet as of September 30, 2022. Additionally, the Company recorded $12.8 million derivative expense derived from the excess of the fair-value of the issuances of equity of common shares and common stock warrants over the anticipated proceeds to be received by the Company. This expense was recorded in Loss on Initial Issuance of Equity on the Consolidated Statement of Operations for the year-ended December 31, 2022.

7.
STOCK-BASED COMPENSATION

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of March 31, 2023, 85,065 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of March 31, 2023, 10,201,177 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Board adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of March 31, 2023, there were no shares were reserved for future issuance and there were no longer any awards outstanding under the 2019 Equity Plan. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date of the shares granted under the 2019 Equity Plan a number of times and the last remaining shares granted under the 2019 Equity Plan vested on March 14, 2022. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carried dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch-up expense and the remaining expense was recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) was terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock were to vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting should not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting should not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares were automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 2,700,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of March 31, 2023, 2,180,000 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the three months ended March 31, 2023:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2023	368,596	$9.26	5.89	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options canceled	(6,263)	$7.66	—	$—
Balance—March 31, 2023	362,333	$9.29	5.75	$—
Exercisable as of March 31, 2023	362,333	$9.29	5.75	$—
Vested and expected to vest as of March 31, 2023	362,333	$9.29	5.75	$—

As of March 31, 2023, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the three months ended March 31, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2023	4,223,023	$4.85
Granted	668,104	$0.93
Vested	(277,479)	$7.38
Forfeited	(586,233)	$3.46
Nonvested at March 31, 2023	4,027,415	$4.21

As of March 31, 2023, the total unrecognized compensation expense related to unvested shares of restricted common stock was $14.2 million, which the Company expects to recognize over an estimated weighted-average period of 1.7 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three months ended March 31, 2022 and 2023 (in thousands):

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Sales and distribution expenses	$347	$671
Research and development expenses	274	434
General and administrative expenses	2,244	1,212
Total stock-based compensation expense	$2,865	$2,317

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2023
Net loss	$(42,776)	$(25,800)
Weighted-average number of shares used in computing net loss per share, basic and diluted	55,141,448	76,732,539
Net loss per share, basic and diluted	$(0.78)	$(0.34)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	6,009,126	23,755,130

9.
COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2022 and March 31, 2023, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $0.8 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Condensed Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within Prepaid and Other Current Assets on its Consolidated Financial Statements during the year-ended December 31, 2022. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of March 31, 2023.

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

Shareholder Derivative Actions Related to the Securities Class Action—On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action which was resolved via settlement in September 2022. The Company believes the allegations are without merit and continues to deny each of the claims and allegations of wrongdoing. On December 12, 2022, the parties reached an agreement and entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to resolve this derivative action. Under the Stipulation, the Company agreed to adopt certain corporate governance reforms, the terms of which are outlined in Exhibit A to the Stipulation, and a payment of the Plaintiffs’ attorneys’ fees and expenses of $0.3 million The proposed settlement was preliminarily approved by the Court on December 29, 2022, the Company made the agreed $0.3 million payment during the three months ended March 31, 2023. The final settlement was approved by the Court on March 17, 2023.

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

Leases—The Company’s minimum lease liabilities have not changed significantly during the three months ended March 31, 2023.

10.
CONTINGENT EARN-OUT LIABILITIES

The Company reviews and reassesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could differ materially from the initial estimates. Adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in operating income (loss).

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

As of December 31, 2022 and March 31, 2023, there was no remaining earn-out liability related to Smash Assets.

As part of the acquisition of the Squatty Potty Assets, Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurs in the 12 months ended December 31, 2021, the maximum payment amount is $3.9 million and if the termination of the transition service agreement is prior to the date that is nine months following the Closing Date, an additional $3.9 million.

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of December 31, 2022 and March 31, 2023, there was no remaining earn-out liability related to Squatty Potty.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities as of December 31, 2022 (in thousands):

	December 31, 2022
	Smash Assets	Squatty Potty	Total
Balance January 1, 2022	$5,240	$3,983	$9,223
Change in fair value of contingent earn-out liabilities	(5,240)	—	(5,240)
Payment of contingent earn-out liability	—	(3,983)	(3,983)
Balance December 31, 2022	$—	$—	$—

There was no activity for contingent earn-out liabilities for the three months ending March 31, 2023.

11.
GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2022 (in thousands):

	January 1, 2022	Year-Ended December 31, 2022		December 31, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Net Book Value
Goodwill	$119,941	$468	$(120,409)	$—

(1)
The Company evaluated current economic conditions during 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. The Company believed that these conditions were factors in our market capitalization falling below the book value of net assets during the fiscal quarters ending March 31, 2022 and September 30, 2022. Accordingly, the Company concluded a triggering event had occurred in each of these periods and performed interim goodwill impairment analyses. As a result, the Company recorded a goodwill impairment charge of approximately $29.0 million and $90.9 during the three months ended March 31, 2022 and September 30, 2022, respectively. On October 4, 2022, the Company acquired Step and Go, a brand in the health and Wellness category, for $0.7 million. As part of the purchase price allocation of the acquisition, $0.5 million was attributed to goodwill. As our market capitalization was further reduced below net assets as of December 31, 2022, we concluded a triggering event has occurred to test goodwill, an impairment loss on goodwill of $0.5 million was recorded for the three months ended December 31, 2022, which is included in impairment loss on goodwill in the Consolidated Statement of Operations for the year-ended December 31, 2022.

For the year-ended December 31, 2022, total goodwill impairment was approximately $120.4 million. There is no goodwill balance as of December 31, 2023 and March 31, 2023.

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2022 and March 31, 2023 (in thousands):

	January 1, 2022	Year-Ended December 31, 2022		December 31, 2022	December 31, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$65,910	192	$(3,087)	$(13,008)	$50,007
Non-competition agreement	111	—	(31)	(80)	—
Transition services agreement	23	—	—	(23)	—
Customer relationships	5,700	—	—	(950)	4,750
Other	700	—	—	(700)	—
Total intangibles	$72,444	$192	$(3,118)	$(14,761)	$54,757

	January 1, 2023	Three Months Ended March 31, 2023		March 31, 2023	March 31, 2023
	Gross Carrying Amount	Additions	Impairments (2)	Accumulated Amortization	Net Book Value
Trademarks	$62,202	—	$(16,660)	$(13,758)	$31,784
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(1,092)	4,608
Other	700	—	—	(700)	—
Total intangibles	$68,625	$—	$(16,660)	$(15,573)	$36,392

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

(2) On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts.

The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three month ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2023	$3,519
2024	4,672
2025	4,631
2026	4,631
2027	4,631
2028	4,631
Thereafter	9,677
Total	$36,392

12. SUBSEQUENT EVENTS

As of the date of this Quarterly Report, our stock has a minimum closing bid price below $1.00 per share. On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”).

The Bid Price Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before October 23, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending October 23, 2023, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency during the second compliance period.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 70 employees and 30 contractors, primarily in the Philippines The Company expects to recognize restructuring charges in connection with the workforce reduction plan, primarily from severance in the range between $1.0 million to $1.3 million. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. As discussed in the section titled “Special Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Special Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, the terms “Aterian,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Aterian, Inc. and our consolidated subsidiaries, including Aterian Group, Inc.

Overview

We are a technology-enabled consumer products company that uses “data science” (which includes but is not limited to, machine learning, natural language processing, and data analytics) to design, develop, market and sell products. Today, we predominantly operate through online retail channels such as Amazon.com (“Amazon”) and Walmart, Inc.

Today, we own and operate brands that sell products in multiple categories, including home and kitchen appliances, kitchenware, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils. Our brands include hOmeLabs; Vremi; Squatty Potty; Xtava; RIF6; Aussie Health; Holonix; Truweo; Mueller; Pursteam; Pohl and Schmitt; Spiralizer; Healing Solutions; Photo Paper Direct and Step and Go.

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

Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. We rely heavily on supply chain in which the cost, lead times, and delays, as well as global and geopolitical events can ultimately have a direct impact to our margins. Further, impacts on supply chain may force us to hold more inventory which not only effects working capital but also requires us to increase our storage capacity, through our warehouse network, which of itself has a capital impact. For example, the impact of the COVID-19 pandemic on the global supply chain, the unpredictability of container availability, space on vessels and shipping lead times, as well as associated manufacturing lead time, led us to secure more inventory upfront which affected our business and operating results in 2022.

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

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”).

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2023

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,		Change
	2022 (1)	2023 (1)	Amount	%
	(in thousands, except percentages)
Net revenue	$41,673	$34,879	$(6,794)	(16.3)%
Cost of good sold	18,066	15,782	(2,284)	(12.6)%
Gross profit	23,607	19,097	(4,510)	(19.1)%
Operating expenses:
Sales and distribution	22,974	20,226	(2,748)	(12.0)%
Research and development	1,144	1,247	103	9.0%
General and administrative	9,541	5,959	(3,582)	(37.5)%
Impairment loss on goodwill	29,020	—	(29,020)	(100.0)%
Impairment loss on intangibles	—	16,660	16,660	100.0%
Change in fair value of contingent earn-out liabilities	(2,775)	—	2,775	(100.0)%
Total operating expenses	59,904	44,092	(15,812)	(26.4)%
Operating loss	(36,297)	(24,995)	11,302	(31.1)%
Interest expense, net	802	371	(431)	(53.7)%
Gain on extinguishment of seller note	(2,012)	—	2,012	(100.0)%
Loss on initial issuance of equity	5,835	—	(5,835)	(100.0)%
Change in fair value of warrant liability	1,879	354	(1,525)	(81.2)%
Other income, net	(25)	54	79	(316.0)%
Loss before income taxes	(42,776)	(25,774)	17,002	(39.7)%
Provision for income taxes	—	26	26	100.0%
Net loss	$(42,776)	$(25,800)	$16,976	(39.7)%

(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$347	$671	$324	93.4%
Research and development expenses	274	434	160	58.3%
General and administrative expenses	2,244	1,212	(1,032)	(46.0)%
Total stock-based compensation expense	$2,865	$2,317	$(548)	(19.1)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2022	2023
Net revenue	100.0%	100.0%
Cost of good sold	43.4	45.2
Gross profit	56.6	54.8
Operating expenses:
Sales and distribution	55.1	58.0
Research and development	2.7	3.6
General and administrative	22.9	17.1
Impairment loss on goodwill	69.6	—
Impairment loss on intangibles	—	47.8
Change in fair value of contingent earn-out liabilities	(6.7)	—
Total operating expenses	143.7	126.4
Operating loss	(87.1)	(71.7)
Interest expense, net	1.9	1.1
Gain on extinguishment of seller note	(4.8)	—
Loss on initial issuance of equity	14.0	—
Change in fair value of warrant liability	4.5	1.0
Other income, net	(0.1)	0.2
Loss before income taxes	(102.6)	(73.9)
Provision for income taxes	—	0.1
Net loss	(102.6)%	(74.0)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Direct	$40,044	$33,363	$(6,681)	(16.7)%
Wholesale	1,629	1,516	(113)	(7.0)%
Net revenue	$41,673	$34,879	$(6,794)	(16.3)%

Net revenue decreased $6.8 million, or 16.3%, during the three months ended March 31, 2023 to $34.9 million, compared to $41.7 million for the three months ended March 31, 2022. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $6.7 million, or a 16.7% which was due to softness in consumer demand due the current macroecononmic environment partially offset by liquidation of higher priced excess inventory during the three months ended March 31, 2023.

Direct net revenue consists of both organic net revenue and net revenue from our M&A. For the three months ended March 31, 2023, organic revenue was $33.3 million and revenue from our M&A businesses was $0.1 million. For the three months ended March 31, 2022, organic revenue was $29.8 million and revenue from our M&A businesses was $9.6 million. Our organic revenue increased by $3.5 million, or 11.7%, during the three months March 31, 2023, as compared to the three months ended March 31, 2022, as M&A net revenue has moved into organic net revenue after one year from purchase.

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$5,926	$5,349
Kitchen appliances	8,450	6,371
Health and beauty	4,890	4,857
Personal protective equipment	1,040	509
Cookware, kitchen tools and gadgets	4,856	3,620
Home office	3,708	2,667
Housewares	6,547	6,209
Essential oils and related accessories	5,082	4,588
Other	1,174	709
Total net revenue	$41,673	$34,879

Net revenue decreased $6.8 million, or 16.3%, during the three months ended March 31, 2023 to $34.9 million, compared to $41.7 million for the three months ended March 31, 2022. Every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due the macroeconomic environment. Kitchen appliances were down from $8.5 million during the three months ending March 31, 2022 to $6.4 million for the three months ending March 31, 2023 due to certain key products in the category dropping in ranking on Amazon resulting in reduced demand.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$18,066	$15,782	$(2,284)	(12.6)%
Gross profit	$23,607	$19,097	$(4,510)	(19.1)%

Cost of goods sold decreased by $2.3 million, from $18.1 million for the three months ended March 31, 2022 to $15.8 million for the three months ended March 31, 2023 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $3.1 million in cost of goods sold from our M&A businesses, a decrease of $0.4 million in cost of goods sold from our organic businesses partially offset by an increase in cost of goods sold of $1.3 million from our wholesale business due to liquidation of high priced excess inventory.

Gross profit decreased from 56.6% for the three months ended March 31, 2022 to 54.8% for the three months ended March 31, 2023. The decrease in gross profit was due to a change of product mix, increased costs of our supply chain and liquidation of high priced excess inventory at reduced prices.

Sales and Distribution Expenses

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$22,974	$20,226	$(2,748)	(12.0)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $20.2 million for the three months ended March 31, 2023, from $23.0 million for the three months ended March 31, 2022. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended March 31, 2023, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $17.0 million in the three months ended March 31, 2023 as compared to $19.8 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) were relatively flat at $3.2 million for the three months ending March 31, 2022 and March 31, 2023.

As a percentage of net revenue, sales and distribution expenses increased to 58.0% for the three months ended March 31, 2023, from 55.1% for the three months ended March 31, 2022. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 48.8% for the three months ended March 31, 2023 as compared to 47.5% for the three months ended March 31, 2022. This increase in sales and distribution expenses as a percentage of revenue is predominantly due to product mix, an increase in e-commerce platform service provider fulfillment fees, and an increase in last mile shipping costs, specifically for oversized goods.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Research and development expenses	$1,144	$1,247	$103	9.0%

The increase in research and development expenses was primarily attributable to an increase in stock-based compensation expense of approximately $0.1 million compared to the prior period.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$9,541	$5,959	$(3,582)	(37.5)%

The decrease in general and administrative expenses was primarily the result of a decrease in stock compensation expense of $1.0 million, a decrease of $1.2 million in professional fees and a decrease of $0.8 million relating to a legal settlement in the year ago quarter. (see Note 9 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details)

Impairment loss on goodwill

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on goodwill	$29,020	$—	$(29,020)	(100.0)%

We assessed our goodwill as of March 31, 2022 due to an interim triggering event related to our reduced market capitalization and determined that our goodwill was impaired. As a result, we recorded a goodwill impairment charge of $29.0 million in the three months ended March 31, 2022, primarily due to the decrease in our market capitalization. Further, we wrote-off the remainder of our goodwill during the three months ended September 30, 2022 as our market capitalization continued to decline and the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. As such, we have no goodwill recorded as of December 31, 2022.

Impairment loss on intangibles

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on Intangibles	$—	$16,660	$16,660	(100.0)%

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three month ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

Change in fair value of contingent earn-out liabilities

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(2,775)	$—	$2,775	100.0%

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections. As of December 31, 2022, we no longer have any contingent earn-out liabilities.

Interest expense, net

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Interest expense, net	$802	$371	$(431)	(53.7)%

The decrease in interest expense, net of $0.4 million is primarily relating to the decrease in average borrowing for the period compared to the prior period as well as an increase in interest income of $0.2 million compared to the prior period.

Gain on extinguishment of seller note

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Gain on extinguishment of seller note	$(2,012)	$—	$2,012	100.0%

The gain on extinguishment of seller note in the three months ended March 31, 2022 was attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million in gain on extinguishment of seller note upon the extinguishment of the debt.

Loss on initial issuance of equity

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$5,835	$—	$(5,835)	100.0%

The loss on initial issuance of equity is attributable to the issuance of common shares and initial valuation of the prefunded warrants and common stock warrants from our March 2022 equity raise of capital of $5.8 million in March 2022.

Change in fair market value of warrant liability

	Three Months Ended March 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$1,879	$354	$(1,525)	(81.2)%

The 2022 and 2023 activity is related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise of capital.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2022 and 2023

The following table provides information regarding our cash flows for the three months ended March 31, 2022 and 2023:

	Three Months Ended March 31,
	2022	2023
	(in thousands)
Cash used by operating activities	$(13,170)	$(7,417)
Cash used in investing activities	(16)	(158)
Cash provided (used) by financing activities	21,716	(2,985)
Effect of exchange rate on cash	(171)	129
Net change in cash and restricted cash for the period	$8,359	$(10,431)

Net Cash Used in Operating Activities

Net cash used in operating activities was $13.2 million for the three months ended March 31, 2022, resulting from our net cash losses from operations of $5.9 million, offset by and impacts from working capital of $7.3 million from changes in accounts receivable, purchases of inventory and payments of accounts payable.

Net cash used in operating activities was $7.4 million for the three months ended March 31, 2023, resulting primarily from our net cash losses from operations of $5.8 million, impacts from working capital of $1.6 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The reduction in accounts payable of $7.1 million from December 31, 2022 to March 31, 2023 primarily relates to payments for inventory and reduced purchases for the period.

Net Cash Used in Investing Activities

For the three months ended March 31, 2022, net cash used in investing activities was less than $0.1 million.

For the three months ended March 31, 2023, net cash used in investing activities was $0.2 million primarily related to the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

Net Cash Provided (Used) by Financing Activities

For the three months ended March 31, 2022, cash provided by financing activities of $21.7 million was primarily from proceeds from an equity offering of $27.0 million and borrowings from the Credit Facility of $30.4 million offset by $1.0 million of repayments of notes issued to certain sellers in connection with our M&A activity and repayments of the Credit Facility of $33.8 million.

For the three months ended March 31, 2023, cash used by financing activities of $3.0 million primarily from the net repayments for our MidCap credit facility of $2.1 million, repayment of note payable to Smash of $0.4 million and payment of insurance obligations of $0.5 million.

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

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure and we expect to continue to rely on outside capital for the foreseeable future, specifically for our M&A Strategy. While we believe we will eventually reach a scale of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the three months ended March 31, 2023, we incurred a net loss of $25.8 million and used net cash flows in our operations of $7.4 million. In addition, as of March 31, 2023, we had unrestricted cash and cash equivalents of $33.9 million available to fund our operations and an accumulated deficit of $651.1 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility. The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries' limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. We were in compliance with these financial covenants as of December 31, 2022, and expect to remain in compliance through at least March 31, 2024. However, with our short history of forecasting our business during the ongoing COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Condensed Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective.

In the future, if our common stock remains below the continued listing standard of $1.00 per share or otherwise fails to satisfy any of the Nasdaq continued listing requirements, and if we are unable to cure such deficiency during any subsequent cure period, our common stock could be delisted from the Nasdaq. If our common stock ultimately were to be delisted for any reason, we could face a number of significant material adverse consequences, including limited availability of market quotations for our common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the terms of our agreement with our current lender; limited liquidity for our stockholders due to thin trading; and the potential loss of confidence by investors, employees and other third parties who we do business with.

On May 9, 2023, The Company announced a plan to reduce expenses by implementing a reduction in its current workforce leading to approximately $6.0 million of annualized savings. This headcount reduction will impact approximately 70 employees and 30 contractors, primarily in the Philippines. The Company expects to recognize restructuring charges in connection with the workforce reduction plan, primarily from severance in the range between $1.0 million to $1.3 million. The Company expects the charges will be recognized primarily in the second quarter of 2023, with the majority of such charges anticipated to be paid by the end of the third quarter of 2023.

COVID-19 Pandemic and the Supply Chain—During 2022, we were impacted by the COVID-19 pandemic and related global shipping disruptions. Together these led to substantial increases in supply chain costs, in particular shipping containers, which we rely on to import our goods, reduced the reliability and timely delivery of such shipping containers and substantially increased our last mile shipping costs on our oversized goods which are a material part of our business. The reduced reliability and delivery of such shipping containers forced us to spend more on premium shipping to ensure goods were delivered, and the lack of reliability and timely delivery has further down chain impacts such as taking longer for containers to be offloaded and returned. Further, the global shipping disruption led us to increase our inventory on-hand, including advance ordering and taking possession of inventory earlier than expected, impacting our working capital.

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

We continue to consider the impact of COVID-19 and the related supply chain disruptions on the assumptions and estimates used when preparing our Condensed Consolidated Financial Statements including inventory valuation, and the impairment of long-lived assets. These assumptions and estimates may change. If economic conditions worsen beyond what is currently estimated by management, such future changes may have an adverse impact on our results of business, operations, financial results, and liquidity.

MidCap Credit Facility —On December 22, 2021, we entered into a Credit Facility with MidCap, pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 200,000 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the Credit Facility.

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

The outstanding balance on the MidCap credit facility as of December 31, 2022 and March 31, 2023 was $21.1 million and $19.1 million, respectively. The Company had $0.3 million of availability on the Midcap credit facility as of March 31, 2023. We are in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2023.

Non-GAAP Financial Measures

We believe that our financial statements and the other financial data included in this Quarterly Report have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the U.S. (“GAAP”). However, for the reasons discussed below, we have presented certain non-GAAP measures herein.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, profit and loss impacts from the issuance of common stock and/or warrants, changes in fair-market value of warrant liability, litigation settlements, impairment on goodwill and intangibles, gain from extinguishment of debt and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

We present Contribution margin and Contribution margin as a percentage of net revenue, as we believe each of these measures provides an additional metric to evaluate our operations and, when considered with both our GAAP results and the reconciliation to gross profit, provides useful supplemental information for investors. Specifically, Contribution margin and Contribution margin as a Non-GAAP Financial Measure percentage of net revenue are two of our key metrics in running our business. All product decisions made by us, from the approval of launching a new product and to the liquidation of a product at the end of its life cycle, are measured primarily from Contribution margin and/or Contribution margin as a percentage of net revenue. Further, we believe these measures provide improved transparency to our stockholders to determine the performance of our products prior to fixed costs as opposed to referencing gross profit alone.

In the reconciliation to calculate contribution margin, we add e-commerce platform commissions, online advertising, selling and logistics expenses (“sales and distribution variable expense”) to gross profit to inform users of our financial statements of what our product profitability is at each period prior to fixed costs (such as sales and distribution expenses such as salaries as well as research and development expenses and general administrative expenses). By excluding these fixed costs, we believe this allows users of our financial statements to understand our products performance and allows them to measure our products performance over time.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

• general and administrative expense necessary to operate our business; •research and development expenses necessary for the development, operation and support of our software platform;

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

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended March 31,
	2022	2023
	(in thousands, except percentages)
Gross Profit	$23,607	$19,097
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(19,777)	(17,029)
Contribution margin	$3,830	$2,068
Gross Profit as a percentage of net revenue	56.6%	54.8%
Contribution margin as a percentage of net revenue	9.2%	5.9%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,
	2022	2023
	(in thousands, except percentages)
Net loss	$(42,776)	$(25,800)
Add:
Provision for income taxes	—	26
Interest expense, net	802	371
Depreciation and amortization	1,846	1,762
EBITDA	(40,128)	(23,641)
Other (income) expense, net	(25)	54
Change in fair value of contingent earn-out liabilities	(2,775)	—
Impairment loss on goodwill	29,020	—
Impairment loss on intangibles	—	16,660
Gain on extinguishment of seller note	(2,012)	—
Change in fair market value of warrant liability	1,879	354
Loss on original issuance of equity	5,835	—
Litigation reserve	800	—
Stock-based compensation expense	2,865	2,317
Adjusted EBITDA	$(4,541)	$(4,256)
Net loss as a percentage of net revenue	(102.6)%	(74.0)%
Adjusted EBITDA as a percentage of net revenue	(10.9)%	(12.2)%

Critical Accounting Policies and Use of Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these Condensed Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our financial statements appearing elsewhere in this Quarterly Report, we believe the following accounting policies used in the preparation of our financial statements require the most significant judgments and estimates.

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2022, as filed with the SEC on March 16, 2023 (our “Annual Report”). For additional information, please refer to Note 2 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Intangible asset valuation—We review long-lived assets for impairment when performance expectations, events, or changes in circumstances indicate that the asset's carrying value may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows by comparing the carrying value of the asset group to the undiscounted cash flows. If the evaluation indicates that the carrying amount of the assets may not be recoverable, any potential impairment is measured based upon the fair value of the related asset or asset group as determined by an appropriate market appraisal or other valuation technique.

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three month ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

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

In addition, we have outstanding debt under the Credit Facility with MidCap that bears interest. As of March 31, 2023, our outstanding indebtedness under the Credit Facility was $19.1 million, which bears interest at a rate of Term Secured Overnight Financing Rate ("Term SOFR"), which is defined as SOFR plus 0.10%, plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 3.4% and 4.0% of our net revenue for the three months ended March 31, 2022 and 2023, respectively. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a direct material effect on our labor or overhead costs, and as such, on our business, financial condition or results of operations for the three months ended March 31, 2022 or March 31, 2023.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the headings “Shareholder Derivative Actions Related to the Securities Class Action”, "Earn-out Payment Dispute" and “Mueller Action” in Note 9 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

We are party to various actions and claims arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our financial position or results of operations. In addition, we maintain what we believe is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact our financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

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

We have historically operated at a loss and experienced losses after tax of $42.8 million and $25.8 million for the three months ended March 31, 2022 and 2023, respectively. In addition, our costs may increase in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, including the development of new features for our AIMEE software platform, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

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

A substantial percentage of our revenue is from sales of products on Amazon’s U.S. marketplace and we are subject to Amazon’s terms of service (“ToS”) and various other Amazon seller policies that apply to third parties who sell products on Amazon’s marketplace. Amazon has the right to terminate or suspend our ability to sell on its platform at any time and for any reason. Amazon may also take other actions against us such as suspending or terminating our seller accounts or product listings and withholding payments owed to us indefinitely. From time to time in the past, we have experienced such adverse actions for products we have launched and products we have acquired and we can provide no assurance that we will be able to comply with Amazon's ToS. Further, in the event any of our seller accounts or product listings are suspended, or our product listings are required to be changed, for noncompliance or any other reason, our reinstatement efforts may take significant time and attention or could fail, which could have a material adverse effect on our business, operating results and financial condition. In addition, Amazon has made, and we expect will continue to make, changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully market existing products and to launch new products or increase our costs to operate. Such changes and the efforts required to maintain compliance therewith could have an adverse effect on our business, operating results and financial condition. Examples of past changes from Amazon have included platform fee increases (i.e., storage, advertising, fulfillment and selling commissions), inventory warehouse limitations, restrictions on certain marketing activities and changes to listing requirements that limit the variations of products that can be included in a single listing. Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, operating results and financial condition. We also rely on services provided by Amazon’s fulfillment platform, including its Prime badge program, in which Amazon guarantees expedited shipping of products we sell to the consumer, an important factor in the consumer’s buying decision. Further, Amazon allows us to fulfill from our own third-party warehouses directly to customers under the same Prime badge guarantee. Amazon may at any time decide to discontinue allowing us to fulfill sales of our products directly from our warehouse network or limit our ability to advertise on our product listings that such products will receive expedited shipping under its Prime badge program. Any such inability or limitation, could have a material impact on our business, results of operations, and financial condition.

We may be unable to attract, retain or motivate key personnel which could harm our business.

Our future success depends on our continuing ability to attract, motivate and retain well qualified employees. Competition for well-qualified employees in all aspects of our business is intense globally. The loss of one or more of our key personnel or our inability to promptly identify a suitable successor to a key role, including through a succession plan, could have an adverse effect on our business. We have experienced higher than normal levels of turnover on our software development team and further departures could impact our ability to use AIMEE in our operations which could have a material impact on our business. Each of our executive officers, key technical personnel and other employees could terminate their employment relationship with us at any time. Moreover, we rely on stock-based compensation as a method to attract, retain and motivate our employees. If our common stock continues to be volatile or depressed, we may be unable to attract, retain and motivate employees, and if this occurs, it could have a material adverse effect on our business, operating results and financial condition. We do not currently maintain key person life insurance policies on any member of our senior management team and other key employees.

Risks Relating to the Ownership of our Common Stock

There is no guarantee of a continuing public market for you to resell our common stock.

As of the date of this Quarterly Report, our stock has a minimum closing bid price below $1.00 per share. On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”).

The Bid Price Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before October 23, 2023, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending October 23, 2023, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency during the second compliance period.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the 180-day compliance period, secure a second period of 180 days to regain compliance or maintain compliance with the other Nasdaq listing requirements.

In the future, if our common stock remains below the continued listing standard of $1.00 per share or otherwise fails to satisfy any of the Nasdaq continued listing requirements, and if we are unable to cure such deficiency during any subsequent cure period, our common stock could be delisted from the Nasdaq. If our common stock ultimately were to be delisted for any reason, we could face a number of significant material adverse consequences, including limited availability of market quotations for our common stock; limited news and analyst coverage; decreased ability to obtain additional financing or failure to comply with the covenants with our current lenders; limited liquidity for our stockholders due to thin trading; and the potential loss of confidence by investors, employees and other third parties who we do business with.

Further, we may decide to effect a reverse split of our common stock which could impact the market price for our stock, limit our ability to raise capital or otherwise limit our ability to execute acquisition transactions and there is no assurance that the market price or trading volume for our common stock will not further decline after announcing or effecting such split.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On January 13, 2023, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services, we agreed to issue to the advisory firm 300,000 shares of restricted common stock, which shares were issued on January 13, 2023.

On October 10, 2022, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain advisory services related to our M&A strategy. As partial consideration for the services, we agreed to issue to the advisory firm 54,495.41 shares of restricted common stock, which shares were issued on October 25, 2022.

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

ATERIAN, INC.

Date: May 10, 2023	By:	/s/ Yaniv Sarig
Yaniv Sarig
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 10, 2023	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Financial Officer (Principal Accounting and Financial Officer)