Form 10-Q
period 2023-06-30
Aterian, Inc.
filed 2023-08-09
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, the registrant had 85,322,493 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” "would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the Securities and Exchange Commission (the SEC) on March 16, 2023. You should carefully consider that information before you make an investment decision.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2022	June 30, 2023
ASSETS
Current assets:
Cash	$43,574	$28,867
Accounts receivable, net	4,515	4,782
Inventory	43,666	36,683
Prepaid and other current assets	8,261	5,326
Total current assets	100,016	75,658
Property and equipment, net	853	839
Other intangibles, net	54,757	12,429
Other non-current assets	813	543
Total assets	$156,439	$89,469
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$21,053	$15,748
Accounts payable	16,035	11,821
Seller notes	1,693	1,206
Accrued and other current liabilities	14,254	11,978
Total current liabilities	53,035	40,753
Other liabilities	1,452	1,556
Total liabilities	54,487	42,309
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 80,752,290 and 88,014,844 shares outstanding at December 31, 2022 and June 30, 2023, respectively	8	9
Additional paid-in capital	728,339	733,878
Accumulated deficit	(625,251)	(685,838)
Accumulated other comprehensive loss	(1,144)	(889)
Total stockholders’ equity	101,952	47,160
Total liabilities and stockholders' equity	$156,439	$89,469

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net revenue	$58,268	$35,264	$99,941	$70,143
Cost of good sold	26,917	20,368	44,982	36,151
Gross profit	31,351	14,896	54,959	33,992
Operating expenses:
Sales and distribution	31,866	20,557	54,840	40,783
Research and development	1,730	1,709	2,877	2,956
General and administrative	9,571	6,281	19,112	12,240
Impairment loss on goodwill	—	—	29,020	—
Impairment loss on intangibles	—	22,785	—	39,445
Change in fair value of contingent earn-out liabilities	(1,691)	—	(4,466)	—
Total operating expenses	41,476	51,332	101,383	95,424
Operating loss	(10,125)	(36,436)	(46,424)	(61,432)
Interest expense, net	338	346	1,138	717
Gain on extinguishment of seller note	—	—	(2,012)	—
Loss on initial issuance of equity	—	—	5,835	—
Change in fair value of warrant liability	6,014	(2,197)	7,893	(1,843)
Other (income) expense, net	—	176	(25)	229
Loss before income taxes	(16,477)	(34,761)	(59,253)	(60,535)
Provision (benefit) for income taxes	(168)	26	(168)	52
Net loss	$(16,309)	$(34,787)	$(59,085)	$(60,587)
Net loss per share, basic and diluted	$(0.26)	$(0.45)	$(0.94)	$(0.78)
Weighted-average number of shares outstanding, basic and diluted	63,947,069	77,625,304	62,749,520	77,181,388

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(16,309)	$(34,787)	$(59,085)	$(60,587)
Other comprehensive loss:
Foreign currency translation adjustments	(431)	126	(602)	255
Other comprehensive loss	(431)	126	(602)	255
Comprehensive loss	$(16,740)	$(34,661)	$(59,687)	$(60,332)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—April 1, 2022	62,348,318	$6	$669,720	$(471,735)	$(639)	$197,352
Net loss	—	—	—	(16,309)	—	(16,309)
Issuance of shares of restricted common stock	3,865,218	1	—	—	—	1
Forfeiture of shares of restricted common stock	(8,002)	—	—	—	—	—
Exercise of prefunded warrants	3,013,850	—	15,039	—	—	15,039
Issuance of warrants to contractors	—	—	1,137	—	—	1,137
Stock-based compensation expense	—	—	4,059	—	—	4,059
Other comprehensive loss	—	—	—	—	(431)	(431)
BALANCE—June 30, 2022	69,219,384	$7	$689,955	$(488,044)	$(1,070)	$200,848

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—April 1, 2023	81,134,161	$8	$730,825	$(651,051)	$(1,015)	$78,767
Net loss	—	—	—	(34,787)	—	(34,787)
Issuance of shares of restricted common stock	7,422,861	1	—	—	—	1
Forfeiture of shares of restricted common stock	(542,178)	—	—	—	—	—
Stock-based compensation expense	—	—	3,053	—	—	3,053
Other comprehensive income	—	—	—	—	126	126
BALANCE—June 30, 2023	88,014,844	$9	$733,878	$(685,838)	$(889)	$47,160

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2022	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(59,085)	—	(59,085)
Issuance of shares of restricted common stock	4,020,674	1	—	—	—	1
Forfeiture of shares of restricted common stock	(201,596)	—	—	—	—	—
Exercise of prefunded warrants	3,013,850	—	15,039	—	—	15,039
Issuance of common stock settlement of seller note	292,887	—	767			767
Issuance of common stock, net of issuance costs	7,003,332	1	27,006			27,007
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Loss on initial issuance of equity	—		5,835			5,835
Issuance of warrants to contractors	—		1,137			1,137
Stock-based compensation expense	—	—	5,503	—	—	5,503
Other comprehensive loss	—	—	—	—	(602)	(602)
BALANCE—June 30, 2022	69,219,384	$7	$689,955	$(488,044)	$(1,070)	$200,848

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2023	80,752,290	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(60,587)	—	(60,587)
Issuance of shares of restricted common stock	8,090,965	1	—	—	—	1
Forfeiture of shares of restricted common stock	(1,128,411)	—	—	—	—	—
Issuance of common stock	300,000	—	290	—	—	290
Stock-based compensation expense	—	—	5,249	—	—	5,249
Other comprehensive income	—	—	—	—	255	255
BALANCE—June 30, 2023	88,014,844	$9	$733,878	$(685,838)	$(889)	$47,160

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2022	2023
OPERATING ACTIVITIES:
Net loss	$(59,085)	$(60,587)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,894	2,964
Provision for sales returns	226	(170)
Amortization of deferred financing cost and debt discounts	213	213
Stock-based compensation	8,913	5,539
Gain from decrease of contingent earn-out liability fair value	(4,466)	—
Change in inventory provisions	—	262
Loss (gain) in connection with the change in warrant fair value	7,893	(1,843)
Gain in connection with settlement of note payable	(2,012)	—
Loss on initial issuance of equity	5,835	—
Impairment loss on goodwill	29,020	—
Impairment loss on intangibles	—	39,445
Allowance for doubtful accounts and other	127	—
Changes in assets and liabilities:
Accounts receivable	3,304	(267)
Inventory	(13,071)	6,721
Prepaid and other current assets	2,108	2,469
Accounts payable, accrued and other liabilities	(5,010)	(3,603)
Cash used in operating activities	(22,111)	(8,857)
INVESTING ACTIVITIES:
Purchase of fixed assets	(16)	(66)
Purchase of Step and Go assets	—	(125)
Cash used in investing activities	(16)	(191)
FINANCING ACTIVITIES:
Proceeds from equity offering, net of issuance costs	27,007	—
Repayments on note payable to Smash	(1,778)	(501)
Payment of Squatty Potty earn-out	(3,983)	—
Borrowings from MidCap credit facilities	71,914	38,060
Repayments for MidCap credit facilities	(70,972)	(43,572)
Insurance obligation payments	(719)	(534)
Cash provided (used) by financing activities	21,469	(6,547)
Foreign currency effect on cash, cash equivalents, and restricted cash	(602)	255
Net change in cash and restricted cash for the year	(1,260)	(15,340)
Cash and restricted cash at beginning of year	38,315	46,629
Cash and restricted cash at end of year	$37,055	$31,289
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	34,781	28,867
Restricted Cash—Prepaid and other current assets	2,145	2,293
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$37,055	$31,289

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$828	$1,038
Cash paid for taxes	$58	$80
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$1,137	$321
Fair value of warrants issued in connection with equity offering	$18,982	$—
Issuance of common stock related to exercise of warrants	$767	$—
Exercise of prefunded warrants	$15,039	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2022 and 2023 (Unaudited)

(In thousands, except share and per share data)

1.
ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc. is a technology-enabled consumer products company that builds, acquires and partners with e-commerce brands. Aterian predominantly operates through online retail channels such as Amazon and Walmart. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils.

Headquartered in New Jersey, Aterian also maintains offices in China, Philippines, and Poland.

Liquidity and Going Concern

As an emerging growth company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the six months ended June 30, 2023, we incurred a net loss of $60.6 million and used net cash flows in our operations of $8.9 million. In addition, as of June 30, 2023, we had unrestricted cash and cash equivalents of $28.9 million available to fund our operations and an accumulated deficit of $685.8 million. Our revenue of $70.1 million for the six months ended June 30, 2023 declined from $99.9 million for the six months ended June 30, 2022.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 6, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of June 30, 2023, and expect to remain in compliance through at least June 30, 2024. However, with our short history of forecasting our business during the COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

• As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we expect to continue to explore raising additional outside capital, specifically to fund our M&A strategy, there can be no assurance we will be able obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

• The Company's plan is to continue to closely monitor our operating forecast, to pursue our M&A strategy, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company intends to rationalize down a number of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

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

On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges in connection with the workforce reduction plan, primarily from severance of $0.5 million, retention bonus settlement of $0.4 million, and system contract terminations of $0.3 million.

2.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of June 30, 2023 and the results of its operations and its cash flows for the periods ended June 30, 2023 and 2022. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2023 and 2022 are also unaudited. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

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

As of June 30, 2023, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets, $2.0 million related to a letter of credit and $0.3 million for cash sweeps account related to the Midcap Credit Facility within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of December 31, 2022 and June 30, 2023, the Company had an allowance for doubtful accounts of $0.4 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.6 million at December 31, 2022 and $0.5 million at June 30, 2023, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended June 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$56,947	$256	$57,203
Other	1,065	—	1,065
Total net revenue	$58,012	$256	$58,268

	Three Months Ended June 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$33,175	$796	$33,971
Other	1,293	—	1,293
Total net revenue	$34,468	$796	$35,264

	Six Months Ended June 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$95,580	$1,884	$97,464
Other	2,477	—	2,477
Total net revenue	$98,057	$1,884	$99,941

	Six Months Ended June 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$65,137	$2,312	$67,449
Other	2,694	—	2,694
Total net revenue	$67,831	$2,312	$70,143

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$23,729	$8,394
Kitchen appliances	8,484	6,277
Health and beauty	3,901	3,834
Cookware, kitchen tools and gadgets	4,245	2,287
Home office	3,324	2,627
Housewares	8,144	6,931
Essential oils and related accessories	5,759	4,263
Other	682	651
Total net revenue	$58,268	$35,264

	Six Months Ended June 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$29,656	$13,742
Kitchen appliances	16,934	12,648
Health and beauty	8,791	8,691
Personal protective equipment	1,050	549
Cookware, kitchen tools and gadgets	9,101	5,907
Home office	7,032	5,294
Housewares	14,690	13,140
Essential oils and related accessories	10,841	8,851
Other	1,846	1,321
Total net revenue	$99,941	$70,143

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million during the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer discretionary goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At June 30, 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2022 and June 30, 2023 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the Prefunded Warrants (as defined in the “Securities Purchase Agreement and Warrants” section of this Quarterly Report) and stock purchase warrants issued in connection with the Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes model. Due to the complexity of the warrants issued, the Company uses an outside expert to assist in providing the mark-to-market fair valuation of the liabilities over the reporting periods in which the original agreement was in effect. Inputs used to determine the estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrants, and the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,574	$—	$—
Restricted Cash	3,055	—	—
Liabilities:
Fair value of warrant liability	—	—	3,473

	June 30, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$28,867	$—	$—
Restricted cash	2,422	—	—
Liabilities:
Fair value of warrant liability	—	—	1,630

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the Year-ended December 31, 2022 and the six months ended June 30, 2023 is as follows (in thousands):

December 31, 2022
Warrants liability as of January 1, 2022	$—
Change in fair value of warrants	3,473
Warrants liability as of December 31, 2022	$3,473

June 30, 2023
Warrants liability as of January 1, 2023	$3,473
Change in fair value of warrants	(1,843)
Warrants liability as of June 30, 2023	$1,630

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

In September 2022, the FASB issued ASU 2022-04, Disclosures for Supplier Finance Arrangements. This amendment enhances the transparency of supplier finance programs. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, except for amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The new guidance was early adopted on January 1, 2022, with no impact on the Company’s Consolidated Financial Statements.

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
3.
INVENTORY

Inventory consisted of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31,	June 30,
	2022	2023
Inventory on-hand	$34,374	$31,360
Inventory in-transit	9,292	5,323
Inventory	$43,666	$36,683

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $8.6 million and $5.8 million as of December 31, 2022 and June 30, 2023, respectively.

4.
PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Prepaid inventory	$1,342	$1,063
Restricted cash	2,926	2,293
Prepaid insurance	1,991	311
Prepaid freight forwarder	576	442
Other	1,426	1,217
	8,261	5,326

5.
ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
Accrued compensation costs	$53	$81
Accrued professional fees and consultants	461	287
Accrued logistics costs	609	956
Accrued restructuring costs	-	349
Product related accruals	1,248	1,002
Sales tax payable	711	931
Sales return reserve	646	476
Accrued fulfillment expense	755	545
Accrued insurance	356	42
Federal payroll taxes payable	1,467	1,320
Accrued interest payable	190	107
Warrant liability	3,473	1,630
All other accruals	4,285	4,252
Accrued and current liabilities	14,254	11,978

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

The Company’s credit facility consisted of the following as of December 31, 2022 and June 30, 2023 (in thousands):

	December 31, 2022	June 30, 2023
MidCap Credit Facility	$21,899	$16,381
Less: deferred debt issuance costs	(459)	(344)
Less: discount associated with issuance of warrants	(387)	(289)
Total MidCap Credit Facility	$21,053	$15,748

Interest Expense, Net

Interest expense, net consisted of the following for the three and six months ended June 30, 2022 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Interest expense	$338	$540	$1,138	$1,136
Interest income	—	(194)	—	(419)
Total interest expense, net	$338	$346	$1,138	$717

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of June 30, 2023, the Company has $1.6 million as the liability related to the Warrants.

On September 29, 2022, the Company entered into securities purchase agreements (the “September Purchase Agreements”) with certain accredited investors, pursuant to which, among other things, the Company agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 10,643,034 shares of its common stock and accompanying warrants to purchase an aggregate of 10,643,034 shares of its common stock. 10,526,368 of the shares and the accompanying warrants to purchase 10,526,368 shares of common stock were sold to certain accredited Purchasers that are not affiliated with the Company at a combined offering price of $1.90 per share and accompanying warrant to purchase one share of common stock. The remaining 116,666 of the shares and the accompanying warrants to purchase 116,666 shares of common stock were sold to certain insiders of the Company, at a combined offering price of $2.10 per share and accompanying warrant to purchase one share of common stock.

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

7.
STOCK-BASED COMPENSATION

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of June 30, 2023, 98,371 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of June 30, 2023, 3,399,489 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Board adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of June 30, 2023, there were no shares were reserved for future issuance and there were no longer any awards outstanding under the 2019 Equity Plan. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date of the shares granted under the 2019 Equity Plan a number of times and the last remaining shares granted under the 2019 Equity Plan vested on March 14, 2022. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carried dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch-up expense and the remaining expense was recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) was terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock were to vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting should not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting should not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares were automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 2,700,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of June 30, 2023, 2,250,000 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the six months ended June 30, 2023:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2023	368,596	$9.26	5.89	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options canceled	(168,564)	$9.32	—	$—
Balance—June 30, 2023	200,032	$9.21	5.41	$—
Exercisable as of June 30, 2023	200,032	$9.21	5.41	$—
Vested and expected to vest as of June 30, 2023	200,032	$9.21	5.41	$—

As of June 30, 2023, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the six months ended June 30, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2023	4,223,023	$4.85
Granted	8,090,965	$0.61
Vested	(2,458,850)	$3.00
Forfeited	(1,128,411)	$4.13
Nonvested at June 30, 2023	8,726,727	$1.53

As of June 30, 2023, the total unrecognized compensation expense related to unvested shares of restricted common stock was $13.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.6 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and six months ended June 30, 2022 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
	(in thousands)		(in thousands)
Sales and distribution expenses	$2,882	$1,091	$3,229	$1,761
Research and development expenses	633	423	907	857
General and administrative expenses	2,533	1,709	4,777	2,921
Total stock-based compensation expense	$6,048	$3,223	$8,913	$5,539

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
Net loss	$(16,309)	$(34,787)	$(59,085)	$(60,587)
Weighted-average number of shares used in computing net loss per share, basic and diluted	63,947,069	77,625,304	62,749,520	77,181,388
Net loss per share, basic and diluted	$(0.26)	$(0.45)	$(0.94)	$(0.78)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	13,292,054	23,104,652	11,004,788	23,363,793

9.
COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2022 and June 30, 2023, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $0.9 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Condensed Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within Prepaid and Other Current Assets on its Consolidated Financial Statements during the year-ended December 31, 2022. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of June 30, 2023.

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

Mueller Action—In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller brand (the “Mueller Action”). In April 2022, the parties reached an agreement in principle to resolve this potential action for $0.5 million in cash and $0.3 million worth of coupons, which the Company accrued $0.8 million in the three months ended March 31, 2022, subject to court approval. The court preliminarily approved the settlement on August 3, 2023 and has scheduled a hearing for final approval for February 28, 2024. If that approval is not granted, the Company is prepared to continue the full defense of this action.

Earn-out Payment Dispute—On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Mr. Eitan and Mr. Nir, who believe they are entitled to the full earn-out amount (£6,902,816 or approximately $8.8 million) under the terms of the PPD Stock Purchase Agreement, whereas the Company believes they are not. Mr. Eitan and Mr. Nir filed a motion to compel arbitration in the Southern District of New York on September 14, 2022, which was granted on May 18, 2023. The parties are in the process of selecting an independent accountant to resolve the dispute, as required by the PPD Stock Purchase Agreement. The Company believes its calculations are accurate and intends to vigorously defend itself.

Nasdaq Listing - On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”).

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

Leases—The Company’s minimum lease liabilities have not changed significantly during the six months ended June 30, 2023.

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

As of December 31, 2022 and June 30, 2023, there was no remaining earn-out liability related to Smash Assets.

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

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of December 31, 2022 and June 30, 2023, there was no remaining earn-out liability related to Squatty Potty.

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

There was no activity for contingent earn-out liabilities for the six months ending June 30, 2023.

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

For the year-ended December 31, 2022, total goodwill impairment was approximately $120.4 million. There is no goodwill balance as of December 31, 2023 and June 30, 2023.

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2022 and June 30, 2023 (in thousands):

	January 1, 2022	Year-Ended December 31, 2022		December 31, 2022	December 31, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$65,910	192	$(3,087)	$(13,008)	$50,007
Non-competition agreement	111	—	(31)	(80)	—
Transition services agreement	23	—	—	(23)	—
Customer relations	5,700	—	—	(950)	4,750
Other	700	—	—	(700)	—
Total intangibles	$72,444	$192	$(3,118)	$(14,761)	$54,757

	January 1, 2023	Six Months Ended June 30, 2023		June 30, 2023	June 30, 2023
	Gross Carrying Amount	Additions	Impairments (2)	Accumulated Amortization	Net Book Value
Trademarks	$62,202	—	$(39,445)	$(14,793)	$7,964
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relations	5,700	—	—	(1,235)	4,465
Other	700	—	—	(700)	—
Total intangibles	$68,625	$—	$(39,445)	$(16,751)	$12,429

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

(2) On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the

Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2023	$826
2024	1,631
2025	1,590
2026	1,590
2027	1,590
2028	1,590
Thereafter	3,612
Total	$12,429

12. RESTRUCTURING

On May 9, 2023, the Company announced a plan to reduce expenses and re-align the organization’s structure by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The headcount reduction is part of the Company's cost-saving initiatives to navigate challenges in the industry and to better position itself for future growth opportunities. The Company incurred $1.2 million of restructuring charges during the three months ended June 30, 2023.

The following table provides a summary of the restructuring costs incurred:

Three and Six Months Ended
June 30, 2023
(in thousands)
Employee severance	$520
Retention bonus settled	411
Contract termination costs	285
Total restructuring costs	$1,216

As of June 30, 2023, the Company has a liability of $0.5 million for restructuring costs, of which $0.4 million is included in accrued expenses and other current liabilities and $0.1 million is included in other liabilities on the consolidated balance sheet.

The accounting for the restructuring costs follows the provisions of ASC 420, "Accounting for Costs Associated with Exit or Disposal Activities," which requires the recognition of a liability once the restructuring plan is communicated to affected employees and meets the criteria of being probable and reasonably estimable. The Company recognizes a liability for employee severance, other benefits, and involuntary terminations on the communication date.

The Company will continue to assess the restructuring plan's progress and provide updates as required in future financial statements if there are material changes to the initial estimates or additional significant restructuring activities.

13. SUBSEQUENT EVENTS

On July 26, 2023, Yaniv Sarig notified the Board of his decision to resign as Chief Executive Officer of the Company and from the Board, effective as of July 26, 2023. Mr. Sarig’s decision to leave the Company is not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

In connection with his departure, Mr. Sarig and the Company entered into a Separation and Release Agreement, effective July 26, 2023 (the “Separation and Release Agreement”). Pursuant to the Separation and Release Agreement, Mr. Sarig is entitled to a lump sum payment of $0.4 million. All of Mr. Sarig’s unvested equity awards were forfeited as of July 26, 2023.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2023

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,		Change
	2022 (1)	2023(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$58,268	$35,264	$(23,004)	(39.5)%
Cost of good sold	26,917	20,368	(6,549)	(24.3)%
Gross profit	31,351	14,896	(16,455)	(52.5)%
Operating expenses:
Sales and distribution	31,866	20,557	(11,309)	(35.5)%
Research and development	1,730	1,709	(21)	(1.2)%
General and administrative	9,571	6,281	(3,290)	(34.4)%
Impairment loss on intangibles	—	22,785	22,785	100.0%
Change in fair value of contingent earn-out liabilities	(1,691)	—	1,691	(100.0)%
Total operating expenses	41,476	51,332	9,856	23.8%
Operating loss	(10,125)	(36,436)	(26,311)	259.9%
Interest expense, net	338	346	8	2.4%
Change in fair value of warrant liability	6,014	(2,197)	(8,211)	(136.5)%
Other income, net	—	176	176	100.0%
Loss before income taxes	(16,477)	(34,761)	(18,284)	111.0%
Provision (benefit) for income taxes	(168)	26	194	(115.5)%
Net loss	$(16,309)	$(34,787)	$(18,478)	113.3%
(1)
Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$2,882	$1,091	$(1,791)	(62.1)%
Research and development expenses	633	423	(210)	(33.2)%
General and administrative expenses	2,533	1,709	(824)	(32.5)%
Total stock-based compensation expense	$6,048	$3,223	$(2,825)	(46.7)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2022	2023
Net revenue	100.0%	100.0%
Cost of good sold	46.2	57.8
Gross profit	53.8	42.2
Operating expenses:
Sales and distribution	54.7	58.3
Research and development	3.0	4.8
General and administrative	16.4	17.8
Impairment loss on goodwill	—	—
Impairment loss on intangibles	—	64.6
Change in fair value of contingent earn-out liabilities	(2.9)	—
Total operating expenses	71.2	145.6
Operating loss	(17.4)	(103.3)
Interest expense, net	0.6	1.0
Gain on extinguishment of seller note	—	—
Loss on initial issuance of equity	—	—
Change in fair value of warrant liability	10.3	(6.2)
Other income, net	—	0.5
Loss before income taxes	(28.3)	(98.6)
Provision (benefit) for income taxes	(0.3)	0.1
Net loss	(28.0)%	(98.7)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Direct	$58,012	$34,468	$(23,544)	(40.6)%
Wholesale	256	796	540	210.9%
Net revenue	$58,268	$35,264	$(23,004)	(39.5)%

Net revenue decreased $23.0 million, or 39.5%, during the three months ended June 30, 2023 to $35.3 million, compared to $58.3 million for the three months ended June 30, 2022. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $23.5 million, or a 40.6% which was due primarily to softness in consumer demand given the current macroeconomic environment and due to competitive pricing pressure and other competitive dynamics on marketplaces.

Direct net revenue consists of both organic net revenue and net revenue from our M&A. For the three months ended June 30, 2023, organic revenue was $34.4 million and revenue from our M&A businesses was $0.1 million. For the three months ended June 30, 2022, organic revenue was $56.0 million and revenue from our M&A businesses was $1.9 million.

	Three Months Ended June 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$23,729	$8,394
Kitchen appliances	8,484	6,277
Health and beauty	3,901	3,834
Cookware, kitchen tools and gadgets	4,245	2,287
Home office	3,324	2,627
Housewares	8,144	6,931
Essential oils and related accessories	5,759	4,263
Other	682	651
Total net revenue	$58,268	$35,264

Net revenue decreased $23.0 million, or 39.5%, during the three months ended June 30, 2023 to $35.3 million, compared to $58.3 million for the three months ended June 30, 2022. Every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due the macroeconomic environment. In addition, there was competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition. These factors resulted in a reduction of units sold and a reduction in retail sales prices for each category of business.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$26,917	$20,368	$(6,549)	(24.3)%
Gross profit	$31,351	$14,896	$(16,455)	(52.5)%

Cost of goods sold decreased by $6.5 million, from $26.9 million for the three months ended June 30, 2022 to $20.4 million for the three months ended June 30, 2023 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $8.3 million in cost of goods sold from our organic businesses partially offset by an increase in cost of goods sold of $2.4 million from our wholesale business due to liquidation of high priced excess inventory.

Gross profit decreased from 53.8% for the three months ended June 30, 2022 to 42.2% for the three months ended June 30, 2023. The decrease in gross profit was due to a change of product mix, competitive pricing pressure and other competitive dynamics on marketplaces resulting in reduced retail sales prices, and liquidation of high priced excess inventory at reduced prices.

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$31,866	$20,557	$(11,309)	(35.5)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $20.6 million for the three months ended June 30, 2023, from $31.9 million for the three months ended June 30, 2022. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended June 30, 2023, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $16.2 million in the three months ended June 30, 2023 as compared to $25.8 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $4.4 million for the three months ended June 30, 2023, from $6.1 million for the three months ended June 30, 2022. This decrease is primarily attributable to lower stock-compensation expense of $1.8 million partially offset by an increase in restructuring costs of $0.6 million.

As a percentage of net revenue, sales and distribution expenses increased to 58.3% for the three months ended June 30, 2023, from 54.7% for the three months ended June 30, 2022. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 45.8% for the three months ended June 30, 2023 as compared to 44.1% for the three months ended June 30, 2022. This increase in sales and distribution expenses as a percentage of revenue is predominantly due to product mix, an increase in provider fulfillment fees, and an increase in online advertising costs.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Research and development expenses	$1,730	$1,709	$(21)	(1.2)%

Research and development expenses were relatively flat at $1.7 million for the three months ending June 30, 2023 and June 30, 2022. Employee compensation expense decreased $0.3 million compared to the prior year offset by an increase in restructuring costs of $0.5 million for the three months ended June 30, 2023.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$9,571	$6,281	$(3,290)	(34.4)%

The decrease in general and administrative expenses was primarily the result of a decrease in stock compensation expense of $0.8 million, a decrease of $0.7 million in professional fees, a decrease of $0.7 million in depreciation, a decrease of $0.4 million in headcount expense, and a decrease in other miscellaneous expenses of $0.7 million.

Impairment loss on intangibles

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on Intangibles	$—	$22,785	$22,785	100.0%

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

Change in fair value of contingent earn-out liabilities

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(1,691)	$—	$1,691	(100.0)%

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

Interest expense, net

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Interest expense, net	$338	$346	$8	2.4%

Interest expense was relatively flat at $0.3 million for the three months ending June 30, 2023 and June 30, 2022.

Change in fair market value of warrant liability

	Three Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$6,014	$(2,197)	$(8,211)	(136.5)%

The 2022 and 2023 activity is related to the change in fair market value of the warrant liabilities from the Prefunded Warrants and common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities primarily relates to the reduced share price compared to the prior period.

Comparison of the Six Months Ended June 30, 2022 and 2023

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,		Change
	2022 (1)	2023(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$99,941	$70,143	$(29,798)	(29.8)%
Cost of good sold	44,982	36,151	(8,831)	(19.6)%
Gross profit	54,959	33,992	(20,967)	(38.2)%
Operating expenses:
Sales and distribution	54,840	40,783	(14,057)	(25.6)%
Research and development	2,877	2,956	79	2.7%
General and administrative	19,112	12,240	(6,872)	(36.0)%
Impairment loss on goodwill	29,020	—	(29,020)	(100.0)%
Impairment loss on intangibles	—	39,445	39,445	100.0%
Change in fair value of contingent earn-out liabilities	(4,466)	—	4,466	(100.0)%
Total operating expenses	101,383	95,424	(5,959)	(5.9)%
Operating loss	(46,424)	(61,432)	(15,008)	32.3%
Interest expense, net	1,138	717	(421)	(37.0)%
Gain on extinguishment of seller note	(2,012)	—	2,012	(100.0)%
Loss on initial issuance of equity	5,835	—	(5,835)	(100.0)%
Change in fair value of warrant liability	7,893	(1,843)	(9,736)	(123.3)%
Other income (expense), net	(25)	229	254	(1,016.0)%
Loss before income taxes	(59,253)	(60,535)	(1,282)	2.2%
Provision (benefit) for income taxes	(168)	52	220	(131.0)%
Net loss	$(59,085)	$(60,587)	$(1,502)	2.5%
(1)
Amounts include stock-based compensation expense as follows:

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$3,229	$1,761	$(1,468)	(45.5)%
Research and development expenses	907	857	(50)	(5.5)%
General and administrative expenses	4,777	2,921	(1,856)	(38.9)%
Total stock-based compensation expense	$8,913	$5,539	$(3,374)	(37.9)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,
	2022	2023
Net revenue	100.0%	100.0%
Cost of good sold	45.0	51.5
Gross profit	55.0	48.5
Operating expenses:
Sales and distribution	54.9	58.1
Research and development	2.9	4.2
General and administrative	19.1	17.5
Impairment loss on goodwill	29.0	—
Impairment loss on intangibles	—	56.2
Change in fair value of contingent earn-out liabilities	(4.5)	—
Total operating expenses	101.4	136.0
Operating loss	(46.4)	(87.6)
Interest expense, net	1.1	1.0
Gain on extinguishment of seller note	(2.0)	—
Loss on initial issuance of equity	5.8	—
Change in fair value of warrant liability	7.9	(2.6)
Other income, net	—	0.3
Loss before income taxes	(59.2)	(86.3)
Provision (benefit) for income taxes	(0.2)	0.1
Net loss	(59.0)%	(86.4)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Direct	$98,057	$67,831	$(30,226)	(30.8)%
Wholesale	1,884	2,312	428	22.7%
Net revenue	$99,941	$70,143	$(29,798)	(29.8)%

Net revenue decreased $29.8 million, or 29.8%, during the six months ended June 30, 2023 to $70.1 million, compared to $99.9 million for the six months ended June 30, 2022. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $30.2 million, or a 30.8% which was due to softness in consumer demand due the current macroeconomic environment partially offset by liquidation of higher priced excess inventory during the six months ended June 30, 2023.

Direct net revenue consists of both organic net revenue and net revenue from our M&A. For the six months ended June 30, 2023, organic revenue was $67.7 million and revenue from our M&A businesses was $0.1 million. For the six months ended June 30, 2022, organic revenue was $85.9 million and revenue from our M&A businesses was $11.5 million.

	Six Months Ended June 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$29,656	$13,742
Kitchen appliances	16,934	12,648
Health and beauty	8,791	8,691
Personal protective equipment	1,050	549
Cookware, kitchen tools and gadgets	9,101	5,907
Home office	7,032	5,294
Housewares	14,690	13,140
Essential oils and related accessories	10,841	8,851
Other	1,846	1,321
Total net revenue	$99,941	$70,143

Net revenue decreased $29.8 million, or 29.8%, during the six months ended June 30, 2023 to $70.1 million, compared to $99.9 million for the six months ended June 30, 2022. Every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due the macroeconomic environment. In addition, there was competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition. These factors resulted in a reduction of units sold and a reduction in retail sales prices for each category of business.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$44,982	$36,151	$(8,831)	(19.6)%
Gross profit	$54,959	$33,992	$(20,967)	(38.2)%

Cost of goods sold decreased by $8.8 million, from $45.0 million for the six months ended June 30, 2022 to $36.2 million for the six months ended June 30, 2023 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $3.7 million in cost of goods sold from our M&A businesses, a decrease of $8.7 million in cost of goods sold from our organic businesses partially offset by an increase in cost of goods sold of $3.6 million from our wholesale business due to liquidation of high priced excess inventory.

Gross profit decreased from 55.0% for the six months ended June 30, 2022 to 48.5% for the six months ended June 30, 2023. The decrease in gross profit was due to a change of product mix, competitive pricing pressure resulting in reduced retail sales prices, and liquidation of high priced excess inventory at reduced prices.

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$54,840	$40,783	$(14,057)	(25.6)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $40.8 million for the six months ended June 30, 2023, from $54.8 million for the six months ended June 30, 2022. This decrease is primarily attributable to the decrease in the volume of products sold in the six months ended June 30, 2023, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $33.2 million in the six months ended June 30, 2023 as compared to $45.5 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $7.6 million for the six months ended June 30, 2023, from $9.3 million for the six months ended June 30, 2022. This decrease is primarily attributable to lower stock-compensation expense of $1.5 million partially offset by an increase in restructuring costs of $0.6 million.

As a percentage of net revenue, sales and distribution expenses increased to 58.1% for the six months ended June 30, 2023, from 54.9% for the six months ended June 30, 2022. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 47.3% for the six months ended June 30, 2023 as compared to 45.5% for the six months ended June 30, 2022. This increase in sales and distribution expenses as a percentage of revenue is predominantly due to product mix, an increase in provider fulfillment fees, and an increase in online advertising costs.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Research and development expenses	$2,877	$2,956	$79	2.7%

Research and development expenses were relatively flat at $2.9 million for the six months ending June 30, 2023 and June 30, 2022. For the six months ending June 30, 2023, restructuring costs increased $0.5 million partially offset by a decrease in employee compensation expense of $0.4 million.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$19,112	$12,240	$(6,872)	(36.0)%

The decrease in general and administrative expenses was primarily the result of a decrease in stock compensation expense of $1.9 million primarily relating to the reduction of share price, a decrease of $1.9 million in professional fees, a decrease of $0.9 million in insurance expenses due to a reduction in premiums and receipt of a rebate, a decrease in other miscellaneous expenses of $1.2 million, and a decrease of $0.8 million relating to the Mueller settlement. (see Note 9 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details)

Impairment loss on goodwill

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on goodwill	$29,020	$—	$(29,020)	(100.0)%

We assessed our goodwill as of June 30, 2022 due to an interim triggering event related to our reduced market capitalization and determined that our goodwill was impaired. As a result, we recorded a goodwill impairment charge of $29.0 million in the six months ended June 30, 2022, primarily due to the decrease in our market capitalization. Further, we wrote-off the remainder of our goodwill during the three months ended September 30, 2022 as our market capitalization continued to decline and the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. As such, we have no goodwill recorded as of December 31, 2022.

Impairment loss on intangibles

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on Intangibles	$—	$39,445	$39,445	100.0%

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

Change in fair value of contingent earn-out liabilities

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(4,466)	$—	$4,466	(100.0)%

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

Interest expense, net

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Interest expense, net	$1,138	$717	$(421)	(37.0)%

The decrease in interest expense, net of $0.4 million is primarily relating to an increase in interest income of $0.4 million compared to the prior period.

Gain on extinguishment of seller note

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Gain on extinguishment of seller note	$(2,012)	$—	$2,012	(100.0)%

The gain on extinguishment of seller note in the six months ended June 30, 2022 was attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million in gain on extinguishment of seller note upon the extinguishment of the debt.

Loss on initial issuance of equity

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$5,835	$—	$(5,835)	(100.0)%

The loss on initial issuance of equity is attributable to the issuance of common shares and initial valuation of the prefunded warrants and common stock warrants from our March 2022 equity raise of capital of $5.8 million in March 2022.

Change in fair market value of warrant liability

	Six Months Ended June 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$7,893	$(1,843)	$(9,736)	(123.3)%

The 2022 and 2023 activity is related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2022 and 2023

The following table provides information regarding our cash flows for the six months ended June 30, 2022 and 2023:

	Six Months Ended June 30,
	2022	2023
	(in thousands)
Cash used by operating activities	$(22,111)	$(8,857)
Cash used in investing activities	(16)	(191)
Cash provided (used) by financing activities	21,469	(6,547)
Effect of exchange rate on cash	(602)	255
Net change in and restricted cash for the period	$(1,260)	$(15,340)

Net Cash Used in Operating Activities

Net cash used in operating activities was $22.1 million for the six months ended June 30, 2022, resulting from our net cash losses from operations of $9.4 million and cash usage from working capital of $12.7 million primarily from the build-up of inventory.

Net cash used in operating activities was $8.9 million for the six months ended June 30, 2023, resulting primarily from our net cash losses from operations of $14.2 million, impacts from working capital of $5.3 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The reduction of gross inventory of $6.7 million from December 31, 2022 to June 30, 2023 primarily relates to the liquidation of high priced excess inventory and a reduction of purchases for the period.

Net Cash Used in Investing Activities

For the six months ended June 30, 2022, net cash used in investing activities was less than $0.1 million.

For the six months ended June 30, 2023, net cash used in investing activities was $0.2 million primarily related to the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

Net Cash Provided (Used) by Financing Activities

For the six months ended June 30, 2022, cash provided by financing activities of $21.3 million was primarily from proceeds from an equity offering of $27.0 million and borrowings from the Credit Facility of $71.9 million offset by $1.8 million of repayments of notes issued to certain sellers in connection with our M&A activity, repayments of the Credit Facility of $70.9 million, and payment of the Squatty Potty assets of $4.0 million.

For the six months ended June 30, 2023, cash used by financing activities of $6.5 million primarily from the net repayments for our MidCap credit facility of $5.5 million, repayment of note payable to Smash of $0.5 million and payment of insurance obligations of $0.5 million.

Liquidity and Going Concern

As an emerging growth company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A Strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the six months ended June 30, 2023, we incurred a net loss of $60.6 million and used net cash flows in our operations of $8.9 million. In addition, as of June 30, 2023, we had unrestricted cash and cash equivalents of $28.9 million available to fund our operations and an accumulated deficit of $685.8 million. Our revenue of $70.1 million for the six months ended June 30, 2023 declined from $99.9 million for the six months ended June 30, 2022.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility. The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries' limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. We were in compliance with these financial covenants as of December 31, 2022, and expect to remain in compliance through at least June 30, 2024. However, with our short history of forecasting our business during the ongoing COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges in connection with the workforce reduction plan, primarily from severance of $0.5 million, retention bonus settlement of $0.4 million, and system contract terminations of $0.3 million.

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

The outstanding balance on the MidCap credit facility as of December 31, 2022 and June 30, 2023 was $21.1 million and $15.7 million, respectively. The Company had $2.2 million of availability on the Midcap credit facility as of June 30, 2023. We are in compliance with the financial covenants contained within the Credit Agreement as of June 30, 2023.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, profit and loss impacts from the issuance of common stock and/or warrants, changes in fair-market value of warrant liability, litigation settlements, impairment on goodwill and intangibles, gain from extinguishment of debt, restructuring expenses, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
	(in thousands, except percentages)
Gross Profit	$31,351	$14,896	$54,959	$33,992
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(25,703)	(16,164)	(45,479)	(33,193)
Contribution margin	$5,648	$(1,268)	$9,480	$799
Gross Profit as a percentage of net revenue	53.8%	42.2%	55.0%	48.5%
Contribution margin as a percentage of net revenue	9.7%	(3.6)%	9.5%	1.1%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2023	2022	2023
	(in thousands, except percentages)
Net loss	$(16,309)	$(34,787)	$(59,085)	$(60,587)
Add:
Provision (benefit) for income taxes	(168)	26	(168)	52
Interest expense, net	338	346	1,138	717
Depreciation and amortization	2,048	1,202	3,894	2,964
EBITDA	(14,091)	(33,213)	(54,221)	(56,854)
Other (income) expense, net	—	176	(25)	229
Change in fair value of contingent earn-out liabilities	(1,691)	—	(4,466)	—
Impairment loss on goodwill	—	—	29,020	—
Impairment loss on intangibles	—	22,785	—	39,445
Gain on extinguishment of seller note	—	—	(2,012)	—
Change in fair market value of warrant liability	6,014	(2,197)	7,893	(1,843)
Loss on original issuance of equity	—	—	5,835	—
Litigation reserve	—	—	800	—
Restructuring expense(1)	—	1,216	—	1,216
Stock-based compensation expense	6,048	3,223	8,913	5,539
Adjusted EBITDA	$(3,720)	$(8,010)	$(8,263)	$(12,268)
Net loss as a percentage of net revenue	(28.0)%	(98.6)%	(59.1)%	(86.4)%
Adjusted EBITDA as a percentage of net revenue	(6.4)%	(22.7)%	(8.3)%	(17.5)%
(1)
Restructuring expenses include non-recurring employee severance, contract termination costs and a settlement of a retention bonus relating to the Company reorganization executed during the three months ending June 30, 2023.

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which will result in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

We will continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows. If our adjusted expectations of the operating results do not materialize, we may be required to record intangible impairment charges, which may be material.

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

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Co-Chief Executive Officers and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically operated at a loss and experienced losses after tax of $59.1 million and $60.6 million for the six months ended June 30, 2022 and 2023, respectively. In addition, our costs may increase in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, including the development of new features for our AIMEE software platform, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.
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

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition and from new products and enhancements introduced by existing competitors or new companies entering the markets in which we operate. We sell our products primarily on marketplaces and primarily on Amazon in the U.S. Unlike traditional brick and mortar retailers, the consumer who is shopping on marketplaces has a significant number of competing products to select from as there are limited barriers to entry. In addition, the Internet facilitates competitive entry and comparison shopping, which enhances the ability of new and existing businesses to compete against us. A number of our current and potential competitors have greater resources, longer histories, and/or greater brand recognition. As a result, they may be able to secure better terms from vendors and devote more resources to technology, infrastructure, fulfillment, and marketing then we may be able to. In addition, some of our competitors aggressively discount their products in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. Further, social proof for products sold on marketplaces in the form of product ratings and reviews is highly important to our success. In certain instances we have been unable to maintain such social proof, and we may be unable to maintain such social proof in the future, or competitors may be able to attain better social proof for their products which could have a material impact on our operating results.

For certain significant products in our portfolio such as air conditioners and most of our dehumidifiers, we compete directly with our contract manufacturer who sells its own competing private label products on the marketplaces we sell and who has a lower cost structure and significantly better R&D capabilities. For other certain products, due to our inventory long position we continued to sell our older versions of SKUs than order newer versions with innovations that some of our competitors are currently selling, which has had and may continue to have a material impact on our business. In the interim we have lost and may continue to lose market share for such SKUs. As a result of competition, our product offerings, whether in new or existing markets, may not be successful, we may fail to gain or may lose business, and we may be required to increase our marketing spending or lower prices, either of which could materially impact our operating results.

We rely on our technology platform, AIMEE, to compete effectively in the markets we operate, but the effectiveness of AIMEE and our other technology requires significant investments which we may be unable or unwilling to make or which may be unsuccessful. In recent months, we have had a reduction in the number of members of our research and development team and in recent years numerous platforms that provide services that are comparable to AIMEE have been released. These platforms have teams solely dedicated to their products which enables them to maintain their products at high functionality. Together, the reduction in our development team and the speed with which these alternative products have come to market has caused our management team to consider an evaluation of a reduction in our use of AIMEE in certain ways we use it now and an incorporation of such alternative providers. Such consideration will be based on a number of not yet determined factors. Regardless of the outcome of these alternative considerations, this could divert management’s attention and otherwise disrupt our operations and adversely affect our operating results and financial conditions.

We have recently undergone a management change and are evaluating various aspects of our business including but not limited to reducing the number of products we sell, each of which, individually or in the aggregate, could have a material impact on our results of operations, financial condition, and business.

During the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering. Further, on July 26, 2023, Yaniv Sarig resigned as CEO of Aterian, and Arturo Rodriguez and Joseph Risico were promoted to Co-CEOs of Aterian. As a result of this change in leadership, we are considering a number of strategic initiatives that could impact most aspects of how we currently do business including a further rationalization of our product offerings by discontinuing certain SKUs to improve our potential future profitability. Executing on any of these decisions may be complex and entail a number of potential risks, including but not limited to uncertainties, disruptions and challenges in our business and business model, a decline in revenues and profitability, market share erosion, inventory write-offs and other restructuring related charges, impacts to our relationships with our various vendors and could potentially impact employee morale. Further, pursuing or completing any such SKU reduction or other strategic initiative could divert management’s attention, and otherwise disrupt our operations and technology platform which could adversely affect our operating results and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATERIAN, INC.

Date: August 9, 2023	By:	/s/ Joseph A. Risico
Joseph A. Risico
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: August 9, 2023	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Co-Chief Executive Officer and Chief Financial Officer (Co-Principal Executive and Financial Officer)