Form 10-Q
period 2023-09-30
Aterian, Inc.
filed 2023-11-08
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 1, 2023, the registrant had 90,213,264 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2022	September 30, 2023
ASSETS
Current assets:
Cash	$43,574	$27,955
Accounts receivable, net	4,515	3,271
Inventory	43,666	31,493
Prepaid and other current assets	8,261	5,963
Total current assets	100,016	68,682
Property and equipment, net	853	792
Other intangibles, net	54,757	12,016
Other non-current assets	813	541
Total assets	$156,439	$82,031
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$21,053	$14,182
Accounts payable	16,035	12,464
Seller notes	1,693	1,196
Accrued and other current liabilities	14,254	10,740
Total current liabilities	53,035	38,582
Other liabilities	1,452	1,540
Total liabilities	54,487	40,122
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 80,752,290 and 89,132,183 shares outstanding at December 31, 2022 and September 30, 2023, respectively	8	9
Additional paid-in capital	728,339	735,110
Accumulated deficit	(625,251)	(692,108)
Accumulated other comprehensive loss	(1,144)	(1,102)
Total stockholders’ equity	101,952	41,909
Total liabilities and stockholders' equity	$156,439	$82,031

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net revenue	$66,326	$39,668	$166,268	$109,811
Cost of good sold	36,135	20,085	81,118	56,236
Gross profit	30,191	19,583	85,150	53,575
Operating expenses:
Sales and distribution	33,792	20,921	88,632	61,704
Research and development	1,706	852	4,582	3,808
General and administrative	10,369	4,326	29,481	16,566
Impairment loss on goodwill	90,921	—	119,941	—
Impairment loss on intangibles	3,118	—	3,118	39,445
Change in fair value of contingent earn-out liabilities	(774)	—	(5,240)	—
Total operating expenses	139,132	26,099	240,514	121,523
Operating loss	(108,941)	(6,516)	(155,364)	(67,948)
Interest expense, net	904	359	2,043	1,076
Gain on extinguishment of seller note	—	—	(2,012)	—
Loss on initial issuance of equity	12,834	—	18,669	—
Change in fair value of warrant liability	(5,528)	(567)	2,365	(2,410)
Other (income) expense, net	(174)	(128)	(199)	101
Loss before income taxes	(116,977)	(6,180)	(176,230)	(66,715)
Provision (benefit) for income taxes	(75)	90	(243)	142
Net loss	$(116,902)	$(6,270)	$(175,987)	$(66,857)
Net loss per share, basic and diluted	$(1.81)	$(0.08)	$(2.78)	$(0.86)
Weighted-average number of shares outstanding, basic and diluted	64,648,650	79,022,467	63,397,196	77,801,774

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(116,902)	$(6,270)	$(175,987)	$(66,857)
Other comprehensive loss:
Foreign currency translation adjustments	(485)	(213)	(1,087)	42
Other comprehensive loss	(485)	(213)	(1,087)	42
Comprehensive loss	$(117,387)	$(6,483)	$(177,074)	$(66,815)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—July 1, 2022	69,219,384	$7	$689,955	$(488,044)	$(1,070)	$200,848
Net loss	—	—	—	(116,902)	—	(116,902)
Issuance of shares of restricted common stock	329,968	-	—	—	—	—
Forfeiture of shares of restricted common stock	(31,965)	—	—	—	—	—
Issuance of common stock	23,362	—	43	—	—	43
Loss on initial issuance of equity	—	—	12,834	—	—	12,834
Stock-based compensation expense	—	—	2,943	—	—	2,943
Other comprehensive loss	—	—	—	—	(485)	(485)
BALANCE—September 30, 2022	69,540,749	$7	$705,775	$(604,946)	$(1,555)	$99,281

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—July 1, 2023	88,014,844	$9	$733,878	$(685,838)	$(889)	$47,160
Net loss	—	—	—	(6,270)	—	(6,270)
Issuance of shares of restricted common stock	3,959,679	—	—	—	—	—
Forfeiture of shares of restricted common stock	(2,842,340)	—	—	—	—	—
Stock-based compensation expense	—	—	1,232	—	—	1,232
Other comprehensive income	—	—	—	—	(213)	(213)
BALANCE—September 30, 2023	89,132,183	$9	$735,110	$(692,108)	$(1,102)	$41,909

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2022	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(175,987)	—	(175,987)
Issuance of shares of restricted common stock	4,350,642	1	—	—	—	1
Forfeiture of shares of restricted common stock	(233,561)	—	—	—	—	—
Exercise of prefunded warrants	3,013,850	—	15,039	—	—	15,039
Issuance of common stock settlement of seller note	292,887	—	767			767
Issuance of common stock, net of issuance costs	7,003,332	1	27,006			27,007
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Issuance of common stock	23,362		43			43
Loss on initial issuance of equity	—		18,669			18,669
Issuance of warrants to contractors			1,137			1,137
Stock-based compensation expense	—	—	8,446	—	—	8,446
Other comprehensive loss	—	—	—	—	(1,087)	(1,087)
BALANCE—September 30, 2022	69,540,749	$7	$705,775	$(604,946)	$(1,555)	$99,281

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2023	80,752,290	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(66,857)	—	(66,857)
Issuance of shares of restricted common stock	12,050,644	1	—	—	—	1
Forfeiture of shares of restricted common stock	(3,970,751)	—	—	—	—	—
Issuance of common stock	300,000	—	290	—	—	290
Stock-based compensation expense	—	—	6,481	—	—	6,481
Other comprehensive income	—	—	—	—	42	42
BALANCE—September 30, 2023	89,132,183	$9	$735,110	$(692,108)	$(1,102)	$41,909

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2022	2023
OPERATING ACTIVITIES:
Net loss	$(175,987)	$(66,857)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,763	3,416
Provision for sales returns	134	(215)
Amortization of deferred financing cost and debt discounts	321	321
Issuance of common stock	43	—
Stock-based compensation	11,854	6,771
Gain from decrease of contingent earn-out liability fair value	(5,240)	—
Change in inventory provisions	—	213
Loss (gain) in connection with the change in warrant fair value	2,365	(2,410)
Gain in connection with settlement of note payable	(2,012)	—
Loss on initial issuance of equity	18,669	—
Impairment loss on goodwill	119,941	—
Impairment loss on intangibles	3,118	39,445
Allowance for doubtful accounts and other	219	59
Changes in assets and liabilities:
Accounts receivable	5,326	1,186
Inventory	2,588	11,960
Prepaid and other current assets	3,351	1,942
Accounts payable, accrued and other liabilities	(9,994)	(4,289)
Cash used in operating activities	(19,541)	(8,458)
INVESTING ACTIVITIES:
Purchase of fixed assets	(29)	(80)
Purchase of Step and Go assets	—	(125)
Cash used in investing activities	(29)	(205)
FINANCING ACTIVITIES:
Proceeds from equity offering, net of issuance costs	27,007	—
Repayments on note payable to Smash	(2,868)	(518)
Payment of Squatty Potty earn-out	(3,983)	—
Borrowings from MidCap credit facilities	107,678	63,978
Repayments for MidCap credit facilities	(116,924)	(71,165)
Insurance obligation payments	(1,778)	(788)
Insurance financing proceeds	2,099	986
Cash provided (used) by financing activities	11,231	(7,507)
Foreign currency effect on cash, cash equivalents, and restricted cash	(936)	42
Net change in cash and restricted cash for the year	(9,275)	(16,128)
Cash and restricted cash at beginning of year	38,315	46,629
Cash and restricted cash at end of year	$29,040	$30,501
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	25,997	27,955
Restricted Cash—Prepaid and other current assets	2,914	2,417
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$29,040	$30,501

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,409	$1,457
Cash paid for taxes	$58	$90
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$1,137	$321
Fair value of warrants issued in connection with equity offering	$18,982	$—
Issuance of common stock related to exercise of warrants	$767	$—
Issuance of common stock	$43	$—
Exercise of prefunded warrants	$15,039	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2022 and 2023 (Unaudited)

(In thousands, except share and per share data)

1.	ORGANIZATION AND DESCRIPTION OF BUSINESS

Aterian, Inc. is a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon and Walmart. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, cooling and air quality appliances (dehumidifiers, humidifiers and air conditioners), health and beauty products and essential oils.

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

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure, and we expect to continue to rely on outside capital for the foreseeable future, specifically for our M&A strategy. While we believe we will eventually reach a level of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the nine months ended September 30, 2023, we incurred a net loss of $66.9 million and used net cash flows in our operations of $8.5 million. In addition, as of September 30, 2023, we had unrestricted cash and cash equivalents of $28.0 million available to fund our operations and an accumulated deficit of $692.1 million. Our revenue of $109.8 million for the nine months ended September 30, 2023 declined from $166.3 million for the nine months ended September 30, 2022.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 6, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of September 30, 2023, and expect to remain in compliance through at least September 30, 2024. However, with our short history of forecasting our business following the onset of the COVID-19 global pandemic, the current global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• The Company's plan is to continue to closely monitor our operating forecast, to pursue our M&A strategy, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company is enacting a strategy to reduce the number of SKUs it sells and will no longer be pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

Nasdaq Listing - On April 24, 2023,  we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement (the “Extension Notice”).

The Bid Price Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective.

If at any time before April 22, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the compliance period, or maintain compliance with the other Nasdaq listing requirements.

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

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $0.4 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  September 30, 2023 and the results of its operations and its cash flows for the periods ended September 30, 2022 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2022 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods or any future year or period.

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

As of September 30, 2023, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets, $2.0 million related to a letter of credit and $0.4 million for cash sweeps account related to the Midcap Credit Facility within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of  December 31, 2022 and September 30, 2023, the Company had an allowance for doubtful accounts of $0.4 million and $0.3 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.6 million at December 31, 2022 and $0.4 million at September 30, 2023, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because it owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon,  or similarly direct other third-party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. It is the Company’s responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card charge backs), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended September 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$62,818	$2,530	$65,348
Other	978	—	978
Total net revenue	$63,796	$2,530	$66,326

	Three Months Ended September 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$38,314	$142	$38,456
Other	1,212	—	1,212
Total net revenue	$39,526	$142	$39,668

	Nine Months Ended September 30, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$158,399	$4,415	$162,814
Other	3,454	—	3,454
Total net revenue	$161,853	$4,415	$166,268

	Nine Months Ended September 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$103,451	$2,454	$105,905
Other	3,906	—	3,906
Total net revenue	$107,357	$2,454	$109,811

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories for the three and nine months ended September 30, 2022 and 2023:

	Three Months Ended September 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$27,179	$15,770
Kitchen appliances	10,504	5,586
Health and beauty	3,661	3,034
Personal protective equipment	516	—
Cookware, kitchen tools and gadgets	5,128	2,408
Home office	3,045	2,116
Housewares	8,787	6,418
Essential oils and related accessories	6,262	3,935
Other	1,244	401
Total net revenue	$66,326	$39,668

	Nine Months Ended September 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$56,835	$29,512
Kitchen appliances	27,438	18,234
Health and beauty	12,452	11,725
Personal protective equipment	1,565	549
Cookware, kitchen tools and gadgets	14,229	8,315
Home office	10,077	7,410
Housewares	23,478	19,558
Essential oils and related accessories	17,102	12,787
Other	3,092	1,721
Total net revenue	$166,268	$109,811

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business resulting in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million during the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due primarily to the current macroeconomic environment reducing demand for consumer discretionary goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending  June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations. There were no triggering events during the three months ended September 30, 2023.

For the nine months ended September 30, 2022 and 2023, total impairment loss on intangibles were approximately$3.1 million and $39.4 million, respectively.

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At September 30, 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2022 and September 30, 2023 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,574	$—	$—
Restricted Cash	3,055	—	—
Liabilities:
Fair value of warrant liability	—	—	3,473

	September 30, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$27,955	$—	$—
Restricted cash	2,546	—	—
Liabilities:
Fair value of warrant liability	—	—	1,063

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the Year-ended  December 31, 2022 and the nine months ended September 30, 2023 is as follows (in thousands):

December 31, 2022
Warrants liability as of January 1, 2022	$—
Change in fair value of warrants	3,473
Warrants liability as of December 31, 2022	$3,473

September 30, 2023
Warrants liability as of January 1, 2023	$3,473
Change in fair value of warrants	(2,410)
Warrants liability as of September 30, 2023	$1,063

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

In September 2022, the FASB issued ASU 2022-04, Disclosures for Supplier Finance Arrangements. This amendment enhances the transparency of supplier finance programs. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, except for amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The new guidance was early adopted on January 1, 2023, with no impact on the Company’s Consolidated Financial Statements.

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

In August 2023, the FASB finalized ASU 2023-ED100, Income Taxes (Topic 740). This ASU provides for certain updates to enhance the transparency about companies’ exposure to changes in tax legislation and the global tax risk they may face. Under the guidance, companies will be required to provide a breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, rather than a lump sum amount. Further, the rate reconciliation will require disaggregation into eight specific categories, with these categories further disaggregated by jurisdiction and for amounts exceeding 5 percent of their domestic tax rate. The rate reconciliation will need to also disclose both dollar amounts and percentages. This standard is effective for fiscal years beginning after December 15, 2024.

3.	INVENTORY

Inventory consisted of the following as of  December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Inventory on-hand	$34,374	$27,124
Inventory in-transit	9,292	4,369
Inventory	$43,666	$31,493

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $8.6 million and $6.8 million as of December 31, 2022 and September 30, 2023, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Prepaid inventory	$1,342	$573
Restricted cash	2,926	2,417
Prepaid insurance	1,991	1,516
Prepaid freight forwarder	576	217
Other	1,426	1,240
Prepaid expenses and current assets	$8,261	$5,963

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
Accrued compensation costs	$53	$33
Accrued professional fees and consultants	461	317
Accrued logistics costs	609	1,426
Product related accruals	1,248	907
Sales tax payable	711	899
Sales return reserve	646	431
Accrued fulfillment expense	755	534
Accrued insurance	356	439
Federal payroll taxes payable	1,467	1,243
Accrued interest payable	190	99
Warrant liability	3,473	1,063
All other accruals	4,285	3,349
Accrued and current liabilities	$14,254	$10,740

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

The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. The Company is in compliance with the financial covenants contained within the Credit Agreement as of September 30, 2023. The MidCap credit facility matures in December 2024.

The Midcap Warrant has an exercise price of $4.70 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is immediately exercisable, has a term of ten years from the date of issuance and is exercisable on a cash or cashless basis.

The Company’s credit facility consisted of the following as of December 31, 2022 and September 30, 2023 (in thousands):

	December 31, 2022	September 30, 2023
MidCap Credit Facility	$21,899	$14,707
Less: deferred debt issuance costs	(459)	(285)
Less: discount associated with issuance of warrants	(387)	(240)
Total MidCap Credit Facility	$21,053	$14,182

Interest Expense, Net

Interest expense, net consisted of the following for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Interest expense	$904	$487	$2,043	$1,623
Interest income	—	(128)	—	(547)
Total interest expense, net	$904	$359	$2,043	$1,076

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of September 30, 2023, the Company has $1.1 million as the liability related to the Warrants.

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

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of September 30, 2023, 99,310 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of September 30, 2023, 2,300,443 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Board adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of September 30, 2023, there were no shares were reserved for future issuance and there were no longer any awards outstanding under the 2019 Equity Plan. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date of the shares granted under the 2019 Equity Plan a number of times and the last remaining shares granted under the 2019 Equity Plan vested on March 14, 2022. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carried dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch-up expense and the remaining expense was recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) was terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock were to vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting should not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting should not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares were automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 2,700,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of September 30, 2023, 2,180,000 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the nine months ended September 30, 2023:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2023	368,596	$9.26	5.89	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options canceled	(172,292)	$9.32	—	$—
Balance—September 30, 2023	196,304	$9.21	5.25	$—
Exercisable as of September 30, 2023	196,304	$9.21	5.25	$—
Vested and expected to vest as of September 30, 2023	196,304	$9.21	5.25	$—

As of September 30, 2023, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the nine months ended September 30, 2023 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2023	4,223,023	$4.85
Granted	12,050,644	$0.52
Vested	(2,666,468)	$3.21
Forfeited	(3,970,751)	$2.23
Nonvested at September 30, 2023	9,636,448	$0.96

As of September 30, 2023, the total unrecognized compensation expense related to unvested shares of restricted common stock was $8.7 million, which the Company expects to recognize over an estimated weighted-average period of 2.4 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and nine months ended September 30, 2022 and 2023 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
	(in thousands)		(in thousands)
Sales and distribution expenses	$999	$330	$4,228	$2,091
Research and development expenses	511	278	1,418	1,134
General and administrative expenses	1,433	624	6,208	3,546
Total stock-based compensation expense	$2,943	$1,232	$11,854	$6,771

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
Net loss	$(116,902)	$(6,270)	$(175,987)	$(66,857)
Weighted-average number of shares used in computing net loss per share, basic and diluted	64,648,650	79,022,467	63,397,196	77,801,774
Net loss per share, basic and diluted	$(1.81)	$(0.08)	$(2.78)	$(0.86)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	13,054,457	26,360,485	9,238,156	22,784,728

9.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2022 and September 30, 2023, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $0.9 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

Earn-out Payment Dispute—On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Mr. Eitan and Mr. Nir, who believe they are entitled to the full earn-out amount (£6,902,816 or approximately $8.8 million) under the terms of the PPD Stock Purchase Agreement, whereas the Company believes they are not. Mr. Eitan and Mr. Nir filed a motion to compel arbitration in the Southern District of New York on September 14, 2022, which was granted on May 18, 2023. The parties have engaged an independent accountant to resolve the dispute, as required by the PPD Stock Purchase Agreement and the Southern District of New York. The Company believes its calculations are accurate and intends to vigorously defend itself.

Nasdaq Listing - On April 24, 2023,  we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement.

The Bid Price Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective.

The Company has a compliance period of 180 calendar days from the date of the Extension Notice, or until April 22, 2024, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before April 22, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance periods. If the Company does not regain compliance within the allotted compliance periods, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the compliance period or maintain compliance with the other Nasdaq listing requirements.

Leases—The Company’s minimum lease liabilities have not changed significantly during the nine months ended September 30, 2023.

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

As of December 31, 2022 and September 30, 2023, there was no remaining earn-out liability related to Smash Assets.

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

As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. As of December 31, 2022 and September 30, 2023, there was no remaining earn-out liability related to Squatty Potty.

The following table summarizes the changes in the carrying value of estimated contingent earn-out liabilities as of December 31, 2022 (in thousands):

	December 31, 2022
	Smash Assets	Squatty Potty	Total
Balance— January 1, 2022	$5,240	$3,983	$9,223
Change in fair value of contingent earn-out liabilities	(5,240)	—	(5,240)
Payment of contingent earn-out liability	—	(3,983)	(3,983)
Balance— December 31, 2022	$—	$—	$—

There was no activity for contingent earn-out liabilities for the nine months ending September 30, 2023.

11.	GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s goodwill as of December 31, 2022 (in thousands):

	January 1, 2022	Year-Ended December 31, 2022		December 31, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Net Book Value
Goodwill	$119,941	$468	$(120,409)	$—

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

For the year-ended December 31, 2022, total goodwill impairment was approximately $120.4 million. There is no goodwill balance as of December 31, 2022 and September 30, 2023.

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2022 and September 30, 2023 (in thousands):

	January 1, 2022	Year-Ended December 31, 2022		December 31, 2022	December 31, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$65,910	$192	$(3,087)	$(13,008)	$50,007
Non-competition agreement	111	—	(31)	(80)	—
Transition services agreement	23	—	—	(23)	—
Customer relations	5,700	—	—	(950)	4,750
Other	700	—	—	(700)	—
Total intangibles	$72,444	$192	$(3,118)	$(14,761)	$54,757

	January 1, 2023	Nine Months Ended September 30, 2023		September 30, 2023	September 30, 2023
	Gross Carrying Amount	Additions	Impairments (2)	Accumulated Amortization	Net Book Value
Trademarks	$62,202	$—	$(39,445)	$(15,064)	$7,693
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relations	5,700	—	—	(1,377)	4,323
Other	700	—	—	(700)	—
Total intangibles	$68,625	$—	$(39,445)	$(17,164)	$12,016

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

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio primarily due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations. There were no triggering events during the three months ended September 30, 2023.

The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2023	$413
2024	1,631
2025	1,590
2026	1,590
2027	1,590
2028	1,590
Thereafter	3,612
Total	$12,016

12.	RESTRUCTURING

On May 9, 2023, the Company announced a plan to reduce expenses and re-align the organization’s structure by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The headcount reduction is part of the Company's cost-saving initiatives to navigate challenges in the industry and to better position itself for future growth opportunities. The Company incurred $0.4 million and $1.6 million of restructuring charges during the three and nine months ended September 30, 2023, respectively.

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

The following table provides a summary of the restructuring costs incurred:

	Three Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2023
	(in thousands)	(in thousands)
Employee severance	$396	$916
Retention bonus settled	—	411
Contract termination costs	—	285
Other restructuring costs	21	21
Total restructuring costs	$417	$1,633

The following table provides a summary of the Company's total restructuring reserve:

	Employee Severance	Retention Bonus	Contract Termination Costs	Other	Total
Balance – December 31, 2022	$—	$—	$—	$—	$—
Charges	915	411	285	21	1,632
Usage-cash	(915)	(411)	(92)	—	(1,418)
Usage-non-cash	—	—	—	(21)	(21)
Balance – September 30, 2023	$—	$—	$193	$—	$193

As of September 30, 2023, the Company has a liability of $0.2 million for restructuring costs, of which $0.1 million is included in accrued expenses and other current liabilities and $0.1 million is included in other liabilities on the consolidated balance sheet. There were no restructuring costs incurred during the year ended December 31, 2022.

The Company will continue to assess the restructuring plan's progress and provide updates as required in future financial statements if there are material changes to the initial estimates or additional significant restructuring activities.

13.	SUBSEQUENT EVENTS

On April 24, 2023,  we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement.

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

Overview

We are a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon and Walmart. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, cooling and air quality appliances, health and beauty products and essential oils.

Our primary brands include Squatty Potty; hOmeLabs; Aussie Health; Mueller; Pursteam; Healing Solutions; and Photo Paper Direct.

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

Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. We rely heavily on a global supply chain in which the cost, lead times, and delays, as well as global and geopolitical events can ultimately have a direct impact to our margins. Further, impacts on our supply chain may force us to hold more inventory which not only affects working capital but also requires us to increase our storage capacity, through our warehouse network, which of itself has a capital impact.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2023

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,		Change
	2022 (1)	2023 (1)	Amount	%
	(in thousands, except percentages)
Net revenue	$66,326	$39,668	$(26,658)	(40.2)%
Cost of good sold	36,135	20,085	(16,050)	(44.4)%
Gross profit	30,191	19,583	(10,608)	(35.1)%
Operating expenses:
Sales and distribution	33,792	20,921	(12,871)	(38.1)%
Research and development	1,706	852	(854)	(50.1)%
General and administrative	10,369	4,326	(6,043)	(58.3)%
Impairment loss on goodwill	90,921	—	(90,921)	(100.0)%
Impairment loss on intangibles	3,118	—	(3,118)	(100.0)%
Change in fair value of contingent earn-out liabilities	(774)	—	774	100.0%
Total operating expenses	139,132	26,099	(113,033)	(81.2)%
Operating loss	(108,941)	(6,516)	102,425	94.0%
Interest expense, net	904	359	(545)	(60.3)%
Loss on initial issuance of equity	12,834	—	(12,834)	(100.0)%
Change in fair value of warrant liability	(5,528)	(567)	4,961	89.7%
Other income, net	(174)	(128)	46	26.4%
Loss before income taxes	(116,977)	(6,180)	110,797	94.7%
Provision (benefit) for income taxes	(75)	90	165	220.0%
Net loss	$(116,902)	$(6,270)	$110,632	94.6%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$999	$330	$(669)	(67.0)%
Research and development expenses	511	278	(233)	(45.6)%
General and administrative expenses	1,433	624	(809)	(56.5)%
Total stock-based compensation expense	$2,943	$1,232	$(1,711)	(58.1)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,
	2022	2023
Net revenue	100.0%	100.0%
Cost of good sold	54.5	50.6
Gross profit	45.5	49.4
Operating expenses:
Sales and distribution	50.9	52.7
Research and development	2.6	2.1
General and administrative	15.6	11.0
Impairment loss on goodwill	137.1	—
Impairment loss on intangibles	4.7	—
Change in fair value of contingent earn-out liabilities	(1.2)	—
Total operating expenses	209.7	65.8
Operating loss	(164.2)	(16.4)
Interest expense, net	1.4	0.9
Gain on extinguishment of seller note	—	—
Loss on initial issuance of equity	19.3	—
Change in fair value of warrant liability	(8.3)	(1.4)
Other income, net	(0.3)	(0.3)
Loss before income taxes	(176.3)	(15.6)
Provision (benefit) for income taxes	(0.1)	0.2
Net loss	(176.2)%	(15.8)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Direct	$63,796	$39,526	$(24,270)	(38.0)%
Wholesale	2,530	142	(2,388)	(94.4)%
Net revenue	$66,326	$39,668	$(26,658)	(40.2)%

Net revenue decreased $26.7 million, or 40.2%, during the three months ended September 30, 2023 to $39.7 million, compared to $66.3 million for the three months ended September 30, 2022. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $24.3 million, or a 38.0% which was due primarily to softness in consumer demand given the current macroeconomic environment and due to competitive pricing pressure and other competitive dynamics on marketplaces.

Direct net revenue consists of both organic net revenue and net revenue from our M&A. For the three months ended September 30, 2023, organic revenue was $39.5 million and revenue from our M&A businesses was $0.1 million. For the three months ended September 30, 2022, organic revenue was $63.8 million and no revenue from our M&A businesses was recorded.

	Three Months Ended September 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$27,179	$15,770
Kitchen appliances	10,504	5,586
Health and beauty	3,661	3,034
Personal protective equipment	516	—
Cookware, kitchen tools and gadgets	5,128	2,408
Home office	3,045	2,116
Housewares	8,787	6,418
Essential oils and related accessories	6,262	3,935
Other	1,244	401
Total net revenue	$66,326	$39,668

Net revenue decreased $26.7 million, or 40.2%, during the three months ended September 30, 2023 to  $39.7 million, compared to $66.3 million for the three months ended September 30, 2022. Every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due the macroeconomic environment. In addition, there was competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition. These factors resulted in a reduction of units sold and a reduction in retail sales prices for each category of business.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$36,135	$20,085	$(16,050)	(44.4)%
Gross profit	$30,191	$19,583	$(10,608)	(35.1)%

Cost of goods sold decreased by $16.1 million, from $36.1 million for the three months ended September 30, 2022 to $20.1 million for the three months ended September 30, 2023 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $12.0 million in cost of goods sold from our organic businesses and a decrease of $4.1 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 45.5% for the three months ended September 30, 2022 to 49.4% for the three months ended September 30, 2023. The increase in gross profit was due primarily to a change of product mix and a higher volume of wholesale liquidation sales of high priced excess inventory at reduced prices during the three months ending September 30, 2022 compared to the three months ending September 30, 2023.

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$33,792	$20,921	$(12,871)	(38.1)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $20.9 million for the three months ended September 30, 2023, from $33.8 million for the three months ended September 30, 2022. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended September 30, 2023, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $18.4 million in the three months ended September 30, 2023 as compared to $29.4 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $2.5 million for the three months ended September 30, 2023, from $4.0 million for the three months ended September 30, 2022. This decrease is primarily attributable to lower stock-compensation expense of $0.7 million and lower headcount expense of $0.8 million.

As a percentage of net revenue, sales and distribution expenses increased to 52.7% for the three months ended September 30, 2023, from 50.9% for the three months ended September 30, 2022. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 46.3% for the three months ended September 30, 2023 as compared to 44.4% for the three months ended September 30, 2022. This increase in sales and distribution expenses as a percentage of revenue is predominantly due to product mix and an increase in online advertising costs.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Research and development expenses	$1,706	$852	$(854)	(50.1)%

The decrease in research and development expenses was primarily the result of a decrease in headcount expense of $0.6 million and a decrease in stock compensation expense of $0.2 million.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$10,369	$4,326	$(6,043)	(58.3)%

The decrease in general and administrative expenses was primarily the result of a decrease in litigation settlements of $1.8 million, a decrease of $1.4 million in depreciation and amortization, a decrease of $0.8 million in stock compensation expense, a decrease of $0.6 million in headcount expense, a decrease of $0.5 million in inventory donations, a decrease of $0.4 million in professional fees, and a decrease in other miscellaneous expenses of $0.4 million.

Impairment loss on goodwill

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on goodwill	$90,921	$—	$(90,921)	(100.0)%

We evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses and determined that our goodwill was fully impaired as of September 30, 2022. As a result, we recorded a goodwill impairment charge of approximately $90.9 million in the three months ended September 30, 2022. There was no impairment loss on goodwill during the three months ended September 30, 2023.

Impairment loss on intangibles

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$3,118	$—	$(3,118)	(100.0)%

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2022. This was considered an interim triggering event for the three months ended September 30, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million in the three months ended September 30, 2022. There was no impairment loss on intangibles during the three months ended September 30, 2023.

Change in fair value of contingent earn-out liabilities

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(774)	$—	$774	100.0%

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

Interest expense, net

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Interest expense, net	$904	$359	$(545)	(60.3)%

The decrease in interest expense, net of $0.5 million is primarily relating to a decrease in interest expense of $0.4 million and an increase in interest income of $0.1 million compared to the prior period due to lower average borrowings.

Change in fair market value of warrant liability

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$(5,528)	$(567)	$4,961	89.7%

The 2022 and 2023 activity is related to the change in fair market value of the warrant liabilities from the Prefunded Warrants and common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities primarily relates to the reduced share price compared to the prior period.

Loss on initial issuance of equity

	Three Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$12,834	$—	$(12,834)	(100.0)%

We recorded a charge related to the September 29, 2022 securities purchase agreement for common stock and associated warrants for the three months ended September 30, 2022 as we deemed the agreement non cancellable. The $12.8 million expense is derived from the anticipated fair-value of the issuances of equity attributable to the expected issuance of common shares and common stock.

Comparison of the Nine Months Ended September 30, 2022 and 2023

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,		Change
	2022 (1)	2023 (1)	Amount	%
	(in thousands, except percentages)
Net revenue	$166,268	$109,811	$(56,457)	(34.0)%
Cost of good sold	81,118	56,236	(24,882)	(30.7)%
Gross profit	85,150	53,575	(31,575)	(37.1)%
Operating expenses:
Sales and distribution	88,632	61,704	(26,928)	(30.4)%
Research and development	4,582	3,808	(774)	(16.9)%
General and administrative	29,481	16,566	(12,915)	(43.8)%
Impairment loss on goodwill	119,941	—	(119,941)	(100.0)%
Impairment loss on intangibles	3,118	39,445	36,327	1,165.1%
Change in fair value of contingent earn-out liabilities	(5,240)	—	5,240	100.0%
Total operating expenses	240,514	121,523	(118,991)	(49.5)%
Operating loss	(155,364)	(67,948)	87,416	56.3%
Interest expense, net	2,043	1,076	(967)	(47.3)%
Gain on extinguishment of seller note	(2,012)	—	2,012	100.0%
Loss on initial issuance of equity	18,669	—	(18,669)	(100.0)%
Change in fair value of warrant liability	2,365	(2,410)	(4,775)	(201.9)%
Other income (expense), net	(199)	101	300	150.8%
Loss before income taxes	(176,230)	(66,715)	109,515	62.1%
Provision (benefit) for income taxes	(243)	142	385	158.4%
Net loss	$(175,987)	$(66,857)	$109,130	62.0%

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$4,228	$2,091	$(2,137)	(50.5)%
Research and development expenses	1,418	1,134	(284)	(20.0)%
General and administrative expenses	6,208	3,546	(2,662)	(42.9)%
Total stock-based compensation expense	$11,854	$6,771	$(5,083)	(42.9)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,
	2022	2023
Net revenue	100.0%	100.0%
Cost of good sold	48.8	51.2
Gross profit	51.2	48.8
Operating expenses:
Sales and distribution	53.3	56.2
Research and development	2.8	3.5
General and administrative	17.7	15.1
Impairment loss on goodwill	72.1	—
Impairment loss on intangibles	1.9	35.9
Change in fair value of contingent earn-out liabilities	(3.2)	—
Total operating expenses	144.6	110.7
Operating loss	(93.4)	(61.9)
Interest expense, net	1.2	1.0
Gain on extinguishment of seller note	(1.2)	—
Loss on initial issuance of equity	11.2	—
Change in fair value of warrant liability	1.4	(2.2)
Other income, net	(0.1)	0.1
Loss before income taxes	(106.0)	(60.8)
Provision (benefit) for income taxes	(0.1)	0.1
Net loss	(105.9)%	(60.9)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Direct	$161,853	$107,357	$(54,496)	(33.7)%
Wholesale	4,415	2,454	(1,961)	(44.4)%
Net revenue	$166,268	$109,811	$(56,457)	(34.0)%

Net revenue decreased $56.5 million, or 34.0%, during the nine months ended September 30, 2023 to $109.8 million, compared to $166.3 million for the nine months ended September 30, 2022. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $54.5 million, or a 33.7% which was due to softness in consumer demand due the current macroeconomic environment and due to competitive pricing pressure and other competitive dynamics on marketplaces, partially offset by liquidation of higher priced excess inventory during the nine months ended September 30, 2023.

Direct net revenue consists of both organic net revenue and net revenue from our M&A. For the nine months ended September 30, 2023, organic revenue was $107.2 million and revenue from our M&A businesses was $0.2 million. For the nine months ended September 30, 2022, organic revenue was $149.6 million and revenue from our M&A businesses was $11.5 million.

	Nine Months Ended September 30,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$56,835	$29,512
Kitchen appliances	27,438	18,234
Health and beauty	12,452	11,725
Personal protective equipment	1,565	549
Cookware, kitchen tools and gadgets	14,229	8,315
Home office	10,077	7,410
Housewares	23,478	19,558
Essential oils and related accessories	17,102	12,787
Other	3,092	1,721
Total net revenue	$166,268	$109,811

Net revenue decreased $56.5 million, or 34.0%, during the nine months ended September 30, 2023 to $109.8 million, compared to $166.3 million for the nine months ended September 30, 2022. Every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due the macroeconomic environment. In addition, there were competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition, specifically in the heating, cooling, air quality and kitchen appliance businesses. These factors resulted in a reduction of units sold and a reduction in retail sales prices generally for each category of business.

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$81,118	$56,236	$(24,882)	(30.7)%
Gross profit	$85,150	$53,575	$(31,575)	(37.1)%

Cost of goods sold decreased by $24.9 million, from $81.1 million for the nine months ended September 30, 2022 to $56.2 million for the nine months ended September 30, 2023 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $20.7 million in cost of goods sold from our organic businesses, a decrease of $3.8 million from our M&A businesses, and a decrease of $0.4 million in cost of goods sold from our wholesale businesses.

Gross profit decreased from 51.2% for the nine months ended September 30, 2022 to 48.8% for the nine months ended September 30, 2023. The decrease in gross profit was due primarily to a change of product mix, competitive pricing pressure resulting in reduced retail sales prices, and liquidation of high priced excess inventory at reduced prices.

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$88,632	$61,704	$(26,928)	(30.4)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $61.7 million for the nine months ended September 30, 2023, from $88.6 million for the nine months ended September 30, 2022. This decrease is primarily attributable to the decrease in the volume of products sold in the nine months ended September 30, 2023, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $51.6 million in the nine months ended September 30, 2023 as compared to $74.9 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $10.1 million for the nine months ended September 30, 2023, from $13.7 million for the nine months ended September 30, 2022. This decrease is primarily attributable to lower stock-compensation expense of $2.1 million and lower salary expense of $1.1 million, partially offset by an increase in restructuring costs of $0.6 million.

As a percentage of net revenue, sales and distribution expenses increased to 56.2% for the nine months ended September 30, 2023, from 53.3% for the nine months ended September 30, 2022. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 47.0% for the nine months ended September 30, 2023 as compared to 45.1% for the nine months ended September 30, 2022. This increase in sales and distribution expenses as a percentage of revenue is predominantly due to product mix, an increase in provider fulfillment fees, and an increase in online advertising costs.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Research and development expenses	$4,582	$3,808	$(774)	(16.9)%

The decrease in research and development expenses was primarily the result of a decrease in headcount expense of $1.0 million and a decrease in stock compensation expense of $0.3 million, partially offset by an increase in restructuring expense of $0.5 million.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$29,481	$16,566	$(12,915)	(43.8)%

The decrease in general and administrative expenses was primarily the result of a decrease in stock compensation expense of $2.7 million, a decrease of $2.6 million relating to litigation settlements, a decrease of $2.3 million in professional fees, a decrease of $2.2 million in depreciation and amortization, a decrease in other miscellaneous expenses of $1.4 million, a decrease of $0.8 in headcount expense, and a decrease of $0.6 million in inventory donations, partially offset by an increase in restructuring expense of $0.4 million. (see Note 9 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details)

Impairment loss on goodwill

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on goodwill	$119,941	$—	$(119,941)	(100.0)%

We evaluated current economic conditions during the third quarter of 2022, including the impact of the Federal Reserve further increasing the risk-free interest rate, as well as the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. We believe that these conditions were factors in our market capitalization falling below the book value of net assets as of September 30, 2022. Accordingly, we concluded a triggering event had occurred and performed interim goodwill impairment analyses and determined that our goodwill was fully impaired as of September 30, 2022. As a result, we recorded a goodwill impairment charge of approximately $90.9 million in the three months ended September 30, 2022. We also had a triggering event during the three months ended March 31, 2022 and recorded an impairment charge of $29.0 million. For the nine months ended September 30, 2022, total goodwill impairment was approximately $119.9 million. Further, we wrote-off the remainder of our goodwill during the three months ended September 30, 2022 as our market capitalization continued to decline and the inflationary pressure on product and labor costs and operational impacts attributable to continued global supply chain disruptions. There is no goodwill recorded as of December 31, 2022 and September 30, 2023.

Impairment loss on intangibles

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$3,118	$39,445	$36,327	1,165.1%

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business and reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations. There were no triggering events during the three months ended September 30, 2023.

Change in fair value of contingent earn-out liabilities

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(5,240)	$—	$5,240	100.0%

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

Interest expense, net

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Interest expense, net	$2,043	$1,076	$(967)	(47.3)%

The decrease in interest expense, net of $1.0 million is primarily relating to a decrease in interest expense of $0.4 million and an increase in interest income of $0.6 million compared to the prior period due to lower average borrowings.

Gain on extinguishment of seller note

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Gain on extinguishment of seller note	$(2,012)	$—	$2,012	(100.0)%

The gain on extinguishment of seller note in the nine months ended September 30, 2022 was attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million in gain on extinguishment of seller note upon the extinguishment of the debt.

Loss on initial issuance of equity

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$18,669	$—	$(18,669)	(100.0)%

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

Change in fair market value of warrant liability

	Nine Months Ended September 30,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$2,365	$(2,410)	$(4,775)	(201.9)%

The 2022 and 2023 activity is related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities for the nine months ended September 30, 2023 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2022 and 2023

The following table provides information regarding our cash flows for the nine months ended September 30, 2022 and 2023:

	Nine Months Ended September 30,
	2022	2023
	(in thousands)
Cash used by operating activities	$(19,541)	$(8,458)
Cash used in investing activities	(29)	(205)
Cash provided (used) by financing activities	11,231	(7,507)
Effect of exchange rate on cash	(936)	42
Net change in and restricted cash for the period	$(9,275)	$(16,128)

Net Cash Used in Operating Activities

Net cash used in operating activities was $19.5 million for the nine months ended September 30, 2022, resulting from our net cash losses from operations of $20.8 million and cash usage from working capital of $1.3 million primarily from the build-up of inventory.

Net cash used in operating activities was $8.5 million for the nine months ended September 30, 2023, resulting primarily from our net cash losses from operations of $19.3 million, inflow from working capital of $10.8 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The reduction of gross inventory of $12.0 million from December 31, 2022 to September 30, 2023 primarily relates to the liquidation of high priced excess inventory and a reduction of purchases for the period.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2022, net cash used in investing activities was less than $0.1 million.

For the nine months ended September 30, 2023, net cash used in investing activities was $0.2 million primarily related to the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

Net Cash Provided (Used) by Financing Activities

For the nine months ended September 30, 2022, cash provided by financing activities of $11.2 million was primarily from proceeds from an equity offering of $27.0 million and borrowings from the Credit Facility of $107.7 million offset by $2.9 million of repayments of notes issued to certain sellers in connection with our M&A activity, repayments of the Credit Facility of $116.9 million, and payment of the Squatty Potty assets of $4.0 million.

For the nine months ended September 30, 2023, cash used by financing activities of $7.5 million primarily from the net repayments for our MidCap credit facility of $7.2 million, repayment of note payable to Smash of $0.5 million and net proceeds of insurance financing of $0.2 million.

Liquidity and Going Concern

As an emerging growth company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A Strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses and negative cash flows for the foreseeable future until such time that we reach a level of profitability to sustain our operations. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure and we expect to continue to rely on outside capital for the foreseeable future, specifically for our M&A Strategy. While we believe we will eventually reach a level of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the nine months ended September 30, 2023, we incurred a net loss of $66.9 million and used net cash flows in our operations of $8.5 million. In addition, as of September 30, 2023, we had unrestricted cash and cash equivalents of $28.0 million available to fund our operations and an accumulated deficit of $692.1 million. Our revenue of $109.8 million for the nine months ended September 30, 2023 declined from $166.3 million for the nine months ended September 30, 2022.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility. The Credit Agreement imposes certain customary affirmative and negative covenants upon the Company including restrictions related to dividends and other foreign subsidiaries' limitations. The Credit Agreement minimum liquidity covenant requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. We were in compliance with these financial covenants as of December 31, 2022, and expect to remain in compliance through at least September 30, 2024. However, with our short history of forecasting our business during the ongoing COVID-19 global pandemic, the current global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent our ability to generate cash inflows from our operations or secure additional outside capital, we may be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• We plan to continue to closely monitor our operating forecast, pursue our M&A strategy, pursue additional sources of outside capital on terms that are acceptable to us, and secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, such as delaying expenditures, reducing investments in new products and M&A, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

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

On April 24, 2023,  we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement.

The Bid Price Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective.

If at any time before April 22, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the compliance period, or maintain compliance with the other Nasdaq listing requirements.

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

On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $0.4 million and $1.6 million for the three and nine months ended September 30, 2023, respectively.

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

The credit facility contains a financial covenant that requires us to maintain a minimum unrestricted cash balance of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times. At its election, we may elect to comply with an alternative financial covenant that would require us to maintain a minimum borrowing availability under the credit facility of $10.0 million at all times. We currently do not anticipate electing the alternative financial covenant over the next twelve months and are in compliance with the minimum liquidity covenant as of the date these Condensed Consolidated Financial Statements were issued. The MidCap credit facility matures in December 2024.

The outstanding balance on the MidCap credit facility as of December 31, 2022 and September 30, 2023 was $21.1 million and $14.2 million, respectively. The Company had $0.6 million of availability on the Midcap credit facility as of September 30, 2023. We are in compliance with the financial covenants contained within the Credit Agreement as of September 30, 2023.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, profit and loss impacts from the issuance of common stock and/or warrants, changes in fair-market value of warrant liability, litigation settlements, impairment on goodwill and intangibles, gain from extinguishment of seller note, restructuring expenses, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

Additionally, Adjusted EBITDA excludes non-cash stock-based compensation expense, which is and is expected to remain a key element of our overall long-term incentive compensation package.

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

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
	(in thousands, except percentages)
Gross Profit	$30,191	$19,583	$85,150	$53,575
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(29,448)	(18,379)	(74,927)	(51,572)
Contribution margin	$743	$1,204	$10,223	$2,003
Gross Profit as a percentage of net revenue	45.5%	49.4%	51.2%	48.8%
Contribution margin as a percentage of net revenue	1.1%	3.0%	6.1%	1.8%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2023	2022	2023
	(in thousands, except percentages)
Net loss	$(116,902)	$(6,270)	$(175,987)	$(66,857)
Add:
Provision (benefit) for income taxes	(75)	90	(243)	142
Interest expense, net	904	359	2,043	1,076
Depreciation and amortization	1,869	452	5,763	3,416
EBITDA	(114,204)	(5,369)	(168,424)	(62,223)
Other (income) expense, net	(174)	(128)	(199)	101
Change in fair value of contingent earn-out liabilities	(774)	—	(5,240)	—
Impairment loss on goodwill	90,921	—	119,941	—
Impairment loss on intangibles	3,118	—	3,118	39,445
Gain on extinguishment of seller note	—	—	(2,012)	—
Change in fair market value of warrant liability	(5,528)	(567)	2,365	(2,410)
Loss on original issuance of equity	12,834	—	18,669	—
Litigation reserve	1,800	—	2,600	—
Restructuring expense(1)	—	417	—	1,633
Stock-based compensation expense	2,943	1,232	11,854	6,771
Adjusted EBITDA	$(9,064)	$(4,415)	$(17,328)	$(16,683)
Net loss as a percentage of net revenue	(176.3)%	(15.8)%	(105.8)%	(60.9)%
Adjusted EBITDA as a percentage of net revenue	(13.7)%	(11.1)%	(10.4)%	(15.2)%

(1)

Restructuring expenses include non-recurring employee severance, contract termination costs and a settlement of a retention bonus relating to the Company reorganization executed during the three and nine months ending September 30, 2023.

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

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations. There were no triggering events during the three months ended September 30, 2023.

For the nine months ended September 30, 2022 and 2023, total impairment loss on intangibles were approximately$3.1 million and $39.4 million, respectively.

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

While we believe our conclusions regarding the estimates of recoverability of our asset groupings are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our asset groups serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, fluctuations in discount rate, and future operating efficiencies.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have historically operated at a loss and experienced losses after tax of $176.0 million and  $66.9 million for the nine months ended September 30, 2022 and 2023, respectively. In addition, our costs may increase in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, including the development of new features for our AIMEE software platform, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

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

Our future success depends on our continuing ability to attract, motivate and retain well qualified employees. Competition for well-qualified employees in all aspects of our business is intense globally. The loss of one or more of our key personnel or our inability to promptly identify a suitable successor to a key role, including through a succession plan, could have an adverse effect on our business. We have experienced higher than normal levels of turnover on our software development team and further departures could impact our ability to use AIMEE in our operations which could have a material impact on our business. Each of our executive officers, key technical personnel and other employees could terminate their employment relationship with us at any time. Moreover, we rely on stock-based compensation as a method to attract, retain and motivate our employees. If our common stock continues to be volatile or depressed, we may be unable to attract, retain and motivate employees, and if this occurs, it could have a material adverse effect on our business, operating results and financial condition. We do not currently maintain key person life insurance policies on any member of our senior management team or any other key employees.

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

For certain significant products in our portfolio such as air conditioners and most of our dehumidifiers, we compete directly with our contract manufacturer who sells its own competing private label products on the marketplaces we sell and who has a lower cost structure and significantly better R&D capabilities. For other certain products, due to our inventory long position and other factors we continued to sell our older versions of SKUs rather than order newer versions with innovations that some of our competitors are currently selling, which has had and may continue to have a material impact on our business. In the interim we have lost and may continue to lose market share for such SKUs. As a result of competition, our product offerings, whether in new or existing markets, may not be successful, we may fail to gain or may lose business, and we may be required to increase our marketing spending or lower prices, either of which could materially impact our operating results.

We rely on our technology platform, AIMEE, to compete effectively in the markets we operate, but the effectiveness of AIMEE and our other technology requires significant investments which we may be unable or unwilling to make or which may be unsuccessful. In recent months, we have had a reduction in the number of members of our research and development team and in recent years numerous platforms that provide services that are comparable to AIMEE have been released. These platforms have teams solely dedicated to their products which enables them to maintain their products at high functionality. Together, the reduction in our development team and the speed with which these alternative products have come to market has caused our management team to consider evaluating the reduction of our reliance on AIMEE in exchange for third party providers that we believe may better serve certain of our business needs. Such consideration will be based on a number of factors. Regardless of the outcome of these alternative considerations, this could divert management’s attention and otherwise disrupt our operations and adversely affect our operating results and financial condition.

We have recently undergone a management change and are evaluating various aspects of our business including but not limited to reducing the number of products we sell, each of which, individually or in the aggregate, could have a material impact on our results of operations, financial condition, and business.

During the three months ending September 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering. Further, on July 26, 2023, Yaniv Sarig resigned as CEO of Aterian, and Arturo Rodriguez and Joseph Risico were promoted to Co-CEOs of Aterian. As a result of this change in leadership, we are considering a number of strategic initiatives that could impact most aspects of how we currently do business including a further rationalization of our product portfolio to improve our operations and potential future profitability. This reduction in our product portfolio will lead to a decline in revenue in upcoming quarters. Executing on any of these decisions may be complex and entail a number of potential risks, including but not limited to uncertainties, disruptions and challenges in our business and business model, a decline in revenues and profitability, market share erosion, inventory write-offs and other restructuring related charges, impacts to our relationships with our various vendors and could potentially impact employee morale. Further, pursuing or completing any such SKU reduction or other strategic initiative could divert management’s attention, and otherwise disrupt our operations and technology platform which could adversely affect our operating results and financial condition.

Risks Relating to the Ownership of our Common Stock

There is no guarantee of a continuing public market for you to resell our common stock.

On April 24, 2023,  we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement.

The Bid Price Notice has no immediate effect on the continued listing status of our common stock on The Nasdaq Capital Market, and, therefore, our listing remains fully effective.

If at any time before April 22, 2024, the closing bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved.

The Company will continue to monitor the closing bid price of its Common Stock and seek to regain compliance with all applicable Nasdaq requirements within the allotted compliance period. If the Company does not regain compliance within the allotted compliance period, Nasdaq will provide notice that the Common Stock will be subject to delisting. The Company would then be entitled to appeal that determination to a Nasdaq hearings panel. There can be no assurance that the Company will regain compliance with the minimum bid price requirement during the compliance period, or maintain compliance with the other Nasdaq listing requirements.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended September 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.1*#	Amendment to Joseph A. Risico Employment Agreement

10.2*#	Amendment to Arturo Rodriguez Employment Agreement

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.3*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ATERIAN, INC.

Date: November 8, 2023	By:	/s/ Joseph A. Risico
Joseph A. Risico
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: November 8, 2023	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Co-Chief Executive Officer and Chief Financial Officer (Co-Principal Executive and Financial Officer)