Form 10-K
period 2023-12-31
Aterian, Inc.
filed 2024-03-19
CIK 1757715

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2023 (the last trading day of the registrant’s second fiscal quarter of  2023), was approximately $37.0 million.

The number of shares of Registrant’s Common Stock outstanding as of March 14, 2024 was 92,063,605.

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

About Aterian

Aterian, Inc. (“Aterian”, the “Company”, “we”, “us”, and “our”) is a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon and Walmart. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and wellness products and essential oils.

Our primary brands include Squatty Potty; hOmeLabs; Mueller; Pursteam; Healing Solutions; and Photo Paper Direct. We generate revenue primarily through the online sales of our various consumer products with substantially all of our sales being made through the Amazon U.S. marketplace.

Products

The Company sells a wide-range of products across multiple categories, including home and kitchen appliances, kitchenware, cooling and air quality appliances such as dehumidifiers, health and beauty products, essential oils and more. These products are sold under the Company’s owned brands, which were either incubated or acquired. Our primary brands include Squatty Potty; hOmeLabs; Mueller; Pursteam; Healing Solutions; and Photo Paper Direct "(PPD)". We generate revenue primarily through the online sales of our various consumer products with substantially all of our sales being made through the Amazon U.S. marketplace.

While we pursue growth from our existing product portfolio and from new product launches, we also intend to pursue growth through strategic acquisitions of brands that we believe will integrate well with our business.

Intellectual Property and Technology

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

We believe that the use of technology allows us to automate and ingest data to create efficiencies within our sales and marketing and our supply chain. This ability to leverage technology is important for our business considering that predominately all our net revenue is generated via e-commerce marketplaces.    Historically, we developed the majority of our technology internally. However, in February 2024, we announced that we have shifted our technology platform away from a fully internally developed model to an integrated third-party, best-of-breed model.

Customers

Our customers are mainly individual online consumers who purchase our products primarily on Amazon US, and to a lesser extent on our owned and operated websites and other marketplaces, such as Walmart. In 2022 and 2023, approximately 89% and 88% of our revenue was through the Amazon sales platform, respectively.

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

Sales and Marketing

Our sales and marketing strategy and approach is focused on online channels and e-commerce platforms. Currently our primary focus on advertising spend is online across Amazon, Google and Facebook.

Third-Party Manufacturing & Logistics

During 2023, we purchased the substantial majority of our finished products from suppliers in China. We do not maintain long-term purchase contracts with suppliers and operate mainly on a purchase order basis. We negotiate purchases from our foreign suppliers in U.S. dollars. We purchased our inventory from approximately 59 suppliers, four of which represented more than 10% of purchases during the year-ended December 31, 2023. While we believe the loss of any one supplier would not have a long-term material adverse effect on our business due to the availability of other suppliers, the loss of a supplier could, in the short term, materially and adversely impact our business.

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

Government Regulation

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

A significant portion of our products are currently manufactured in China. The enactment of new legislation, executive actions, or changes in current laws related to international trade affecting trade agreements, changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements or changes in sourcing patterns could adversely affect the Company’s operations and result in additional expenses.

Although we have not suffered any material restrictions from doing business in the past due to government regulations, significant impediments may arise in the future as we expand product offerings.

From time to time, we dispose of or donate obsolete inventory in compliance with applicable laws and regulations.

People

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive stockholder value. We provide competitive compensation, which includes a focus on stock-based compensation, and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. As of December 31, 2023, we had 114 full-time employees, and 52 independent contractors. As of December 31, 2023, our employees and contractors are based in offices, shared workspaces and remote work locations in the U.S., China, the U.K., the Philippines, and in Poland. We also contract with 21 consultants, in Ukraine, Serbia, Israel, and Costa Rica.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which will result in the termination of approximately 21 employees and 27 contractors globally. The Company expects to substantially complete this reduction by the end of the first quarter of 2024.

Available Information

The Company’s corporate website is located at https://ir.aterian.io. The Company files reports and other information with the SEC pursuant to the information requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The Company makes available free of charge, on or through its website, the Company’s annual, quarterly and current reports, and any amendments to those reports, as soon as reasonably practicable after electronically filing such reports with the SEC. Information contained on the Company’s website is not part of this Annual Report on Form 10-K or any other report filed with the SEC. Readers may also read and copy any document the Company files at the SEC’s website at www.sec.gov.

Item 1A. Risk Factors.

We operate in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. Certain factors may have a material adverse effect on our business, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in this Annual Report on Form 10-K and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our results of operations and financial condition.

Risks Relating to Our Business

We have historically operated at a loss and we may never achieve or sustain profitability or positive cash flows. Further we and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.

We have experienced significant after tax losses for the years-ended December 31, 2022 and 2023, respectively. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

Our growth strategy has resulted in operating losses and negative cash flows from operations that raised substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year-ended December 31, 2023, that raised substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern or maintain our financial covenants with our lenders, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, delay the development of our software, reduce our sale and distribution infrastructure, or significantly reduce our business. Further, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We face intense competition and if we are unable to compete effectively, our market share and revenue could be diminished which may delay or otherwise hinder our efforts to achieve or maintain profitability.

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition and from new products and enhancements introduced by existing competitors or new companies entering the markets in which we operate. We sell our products primarily on marketplaces and primarily on Amazon in the U.S. Unlike traditional brick and mortar retailers, the customer who is shopping on marketplaces has a significant number of competing products to select from as there are limited barriers to entry. In addition, the Internet facilitates competitive entry and comparison shopping, which enhances the ability of new and existing businesses to compete against us. A number of our current and potential competitors have greater resources, longer histories, and/or greater brand recognition. As a result, they may be able to secure better terms from vendors and devote more resources to technology, infrastructure, fulfillment, and marketing than we may be able to. In addition, some of our competitors aggressively discount their products in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. Further, social proof for products sold on marketplaces in the form of product ratings and reviews is highly important to our success. In certain instances, we have been unable to maintain such social proof, and we may be unable to maintain such social proof in the future, or competitors may be able to attain better social proof for their products which could have a material impact on our operating results.

For certain significant products in our portfolio such as certain of the dehumidifiers we sell, we compete directly with our contract manufacturer who sells its own competing private label products on the marketplaces we sell and who has a lower cost structure and significantly better R&D capabilities. These manufacturers could take aggressive actions against us including limiting the availability of productive capacity or limiting our access to newer, more innovative models, which we have experienced from time to time. For other certain products, due to our inventory long position and other factors we continued to sell our older versions of SKUs rather than order newer versions with innovations that some of our competitors are currently selling, which has had and may continue to have a material impact on our business. In the interim we have lost and may continue to lose market share for such SKUs.

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

From time to time, we may provide financial projections to our shareholders, lenders, investment community, and other stakeholders and these projections are highly subjective. Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter in the future. It is difficult for us to accurately predict the demand for many of our products, or the amount and timing of our future revenue and operating results. Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since product sales can fluctuate substantially. Additionally, changes in consumer demand, affected by competitors, transportation, supplier lead times, costs and availability, raw material costs and availability, and other factors could make our inventory management and sales forecasting more difficult. Further, we base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we are not able to adjust our spending quickly if our sales are less than expected. Due to these and other factors described elsewhere in this section, our future operating results could vary materially from our projections and from quarter-to-quarter. Further, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet the expectations of our equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

Our business is sensitive to the strength of the United States consumer market to a meaningful extent and changes in consumer spending and economic conditions could adversely affect our business.

The strength of the U.S. economy has a significant impact on our performance. We are dependent on discretionary spending, which is affected by, among other things, unemployment rates, economic and political conditions worldwide, consumer confidence, energy and gasoline prices, interest and mortgage rates, the level of consumer debt and taxation, and financial markets, which are all outside of our control. A continuing softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue. We believe we have sustained a decline in the sales of our products in part due to the factors mentioned above, and any continued economic downturn or uncertainties in the U.S or in other parts of the world could materially and adversely affect our business, operating results, financial condition, and cash flows.

Demand for our products is highly seasonal and dependent on weather conditions, which could result in significant variations in our inventory levels, financial condition and operating results.

Weather and other conditions can materially impact the demand for our products. Demand for our air quality products primarily occurs during the summer months and demand for our essential oils, kitchen appliances and accessories primarily occurs during the fall and holiday season. Natural disasters (such as wildfires, hurricanes and ice storms), public health crises (such as pandemics and epidemics), or an unusually mild or short summer season may result in unanticipated material fluctuations in consumer demand. These factors could have a material adverse effect on our business, operating results, financial condition, and cash flows.

If we are unable to manage our inventory effectively, our operating results, financial condition, and cash flows could be adversely affected.

In the past, we have not always accurately forecasted consumer demand for our products resulting in inventory shortages, excess inventory write offs and lower gross margins. We are exposed to significant inventory risks that have or may adversely affect our operating results, financial condition, and cash flows as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, shrinkage, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, adverse actions taken by marketplaces to remove our products, and other factors. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. We carry a broad selection of products and at times we are unable to sell our products in sufficient quantities or to meet demand during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results, financial condition, and cash flows.

Increased costs of raw materials, energy, labor, transportation and platform fees charged by marketplaces may adversely affect our business, operating results, financial condition, and cash flows.

Significant increases in the cost and/or reductions in the availability of raw materials, energy, labor, transportation, and increases in tariffs and platform fees charged by marketplaces have negatively impacted our business, operating results, financial condition, and cash flows and may continue to negatively impact such items in the future. Our contract manufacturers purchase significant amounts of metals, plastics and other materials to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities may result in higher metal, plastic, electric, transportation and product costs, or could impair our ability to obtain products at marketable rates or at all. We are heavily dependent on inbound sea, rail and truck freight. Disruptions in the global supply chain and freight networks, has, and may continue to limit inbound and outbound shipment capacity and increase our cost of goods sold and certain operating expenses. Further, the marketplaces on which we sell our products charge fees for selling, storage, advertising and fulfillment, all of which have historically increased and we expect will continue to increase. The cost of raw materials, energy, labor, transportation, and the platform fees charged by marketplaces in the aggregate, represents a significant portion of our cost of goods sold and certain other operating expenses, which are not within our control and we have had limited success passing these on to customers. Our business, operating results, financial condition, and cash flows could be adversely affected by future increases in any of these costs. Additionally, the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing and distribution disruption could adversely impact our ability to meet our customers’ needs. Furthermore, it is not practical for us to mitigate our exposure to, nor are we able to accurately project the possible effect of foreign currency exchange rate fluctuations on our operating results due to our constantly changing exposure to various foreign currencies and the difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar.

We depend on third-party suppliers for all of our products, most of which are located in Asia, and any inability or delay in obtaining products from such suppliers could have a material adverse effect on our business, operating results, financial condition, and cash flow.

We are dependent on third-party suppliers such as contract manufacturers and third-party logistics providers and carriers for the manufacturing and distribution of our products and any disruption to our supply chain, even for a relatively short period of time, could cause a loss of revenue, which could adversely affect our business, operating results, financial condition, and cash flows. Our ability to select reliable suppliers that provide timely deliveries of quality products will impact our success in meeting customer demand. Further, for a number of our significant products, we only have a single-source of supply (such as for certain dehumidifiers) and in general we do not have contracts with our contract manufacturers covering costs and production that we believe we can enforce without undue effort or cost. Any supplier’s inability or unwillingness to timely deliver products that meet desired specifications or any unanticipated changes in suppliers could be disruptive and costly and it is unlikely that we will be able to effect alternative arrangements on a timely basis, or in the case of manufacturing certain of our significant products, at all. Any significant failure by us to obtain quality products, in sufficient quantities, on a timely basis, and at an affordable cost or any significant delays or interruptions of supply would have a material adverse effect on our business, operating results, financial condition, and cash flows.

As most of our product suppliers are based in China, our business is subject to additional risks including, among others: currency fluctuations; labor unrest; potential political, economic and social instability; restrictions on transfers of funds; import duties and quotas; changes in domestic and international customs and tariffs, including embargoes and customs restrictions; uncertainties involving the costs to transport and warehouse products due to the dynamic nature of the global supply chain; unexpected changes in regulatory environments; regulatory issues involved in dealing with foreign suppliers and in exporting and importing products. The foregoing factors could have a material adverse effect on our business, operating results, financial condition, and cash flows.

A significant majority of our revenue results from sales of products on Amazon’s U.S. Marketplace and any change, limitation, or restriction on our ability to operate on Amazon’s platform could have a material adverse impact on our business, operating results, financial condition, and cash flows.

A substantial percentage of our revenue is from sales of products on Amazon’s U.S. marketplace and we are subject to Amazon’s terms of service (“ToS”) and various other Amazon seller policies. Amazon has the right to terminate or suspend our ability to sell on its platform at any time and for any reason. Amazon may also take other actions against us such as suspending or terminating our seller accounts or product listings and withholding payments owed to us indefinitely. From time to time in the past, we have experienced such adverse actions for products we have launched and products we have acquired and we can provide no assurance that we will be able to comply with Amazon's ToS. Further, in the event any of our seller accounts or product listings are suspended, or our product listings are required to be changed, for noncompliance or any other reason, our reinstatement efforts may take significant time and attention or could fail, which could have a material adverse effect on our business, operating results, financial condition, and cash flows. In addition, Amazon has made, and we expect will continue to make, changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully market existing products and to launch new products or increase our costs to operate. Such changes and the efforts required to maintain compliance therewith could have an adverse effect on our business, operating results, financial condition, and cash flows. Examples of past changes from Amazon have included platform fee increases (i.e., storage, advertising, fulfillment and selling commissions), inventory warehouse limitations, restrictions on certain marketing activities and changes to listing requirements that limit the variations of products that can be included in a single listing. Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, operating results, financial condition, and cash flows. We also rely on services provided by Amazon’s fulfillment platform, including its Prime badge program, in which Amazon guarantees expedited shipping of products we sell to the consumer, an important factor in the consumer’s buying decision. Further, Amazon allows us to fulfill from our own third-party warehouses directly to customers under the same Prime badge guarantee. Amazon may at any time decide to discontinue allowing us to fulfill sales of our products directly from our warehouse network or limit our ability to advertise on our product listings that such products will receive expedited shipping under its Prime badge program. Any such inability or limitation, could have a material impact on our business, results of operations, financial condition, and cash flows. We have historically experienced Amazon’s removal of the Prime badge guarantee from certain of our seller accounts and in those cases we have had limited success having the Prime badge guarantee reinstated in a timely manner or at all.

Our Credit Facility contains various restrictions and covenants that could limit our operating flexibility and we may be unable to refinance or repay our Credit Facility. We also rely on credit export insurance for our vendors in China, the unavailability of which could have a material adverse impact on our business, operating results, financial condition, and cash flows.

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

On February 23, 2024, the Company amended the Credit Facility to extend the term to December 2026 and provide us with access to $17 million in current commitments which can be increased, subject to certain conditions, to $30.0 million.

There is no guarantee that we will be available to repay or refinance our Credit Facility. Further, at any time, if we violate the terms of the Credit Facility, we may not be able to obtain a waiver from our lender under satisfactory terms, or at all, which would limit our operating flexibility and/or liquidity and which could have a material adverse effect on our business, operating results, financial condition, and cash flows.

We also rely on the availability of export credit insurance from the China Export & Credit Insurance Corporation (“Sinosure”), a Chinese state-owned enterprise, that provides export credit insurance to our contract manufacturers. From time to time, our contract manufacturers have experienced reductions in the availability of such credit from Sinosure as a result of our failure to timely pay them. While we currently believe our contract manufacturers have insurance at levels that we believe are sufficient to fund our operations, there can be no assurance that such insurance will be available at levels we require for our business, or at all, whether or not we make timely payments to our vendors, which would have a material adverse effect on our business, operating results, financial condition, and cash flows.

In addition, the Company has cash deposits at financial institutions in excess of the insured amount of $0.3 million by the Federal Deposit Insurance Corporation.

Our efforts to grow our business through new products, marketplace and geographic expansion may not be successful and may place a significant strain on our management and operational, financial and other resources.

Our long-term success depends on our ability to develop and commercialize a continuing stream of new products, to expand both to new marketplaces and geographies and to leverage new technologies we may incorporate into our business. We have entered and expect to continue to enter new product categories and both new marketplaces and geographies for which we have limited or no experience. In part we rely on Amazon’s global reviews program for success in our international expansion. If that program were to be limited, reduced or discontinued, our international expansion would be negatively affected. Our efforts to grow our business place significant strain on our management, personnel, operations, systems, financial resources, and internal financial control and reporting functions, among other things. We face the risk that we will be unable to disrupt incumbents and that our competitors will introduce new and better products that compete with us. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating results. Any new product that we develop and market may not be introduced in a timely or cost-effective manner, may contain defects, errors, quality or other issues, or may not achieve the market acceptance necessary to generate sufficient revenue or may never become profitable. If we are unable to develop and introduce a continuing stream of competitive new products, it may have an adverse effect on our business, operating results, financial condition, and cash flows. Our failure to successfully execute on our growth initiatives can negatively impact our financial results, financial condition, and cash flows.

We may be unsuccessful in making investments and in making and integrating acquisitions or in maintaining or growing the financial performance of any investees or acquired businesses which may adversely affect our business and operating results and could impact the price of our common stock and result in dilution to shareholders.

Acquisitions and investments are an important aspect of our growth strategy and we expect to continue to pursue brand and other strategic acquisitions and investments. We have acquired a number of companies, and we may in the future acquire or invest in or enter into joint ventures with additional companies. Such acquisitions have in the past required, and in the future may require, the attention of management in integrating those businesses including increased attention to managing the supply chain of certain acquisitions. In addition, we have been required to in the past, and may be required to in the future, make significant impairment charges relating to the goodwill and intangible assets of such acquired businesses. The market for acquisitions has historically been highly competitive. Our growth strategy may be adversely affected if we face increased competition for or fail to identify suitable targets. In addition, pursuing or completing any such acquisitions or investments could divert management’s attention, and otherwise disrupt our operations and adversely affect our operating results, financial condition, and cash flows. Any acquisition or investment, if not favorably received by consumers, shareholders, analysts, and others in the investment community, could have a material adverse effect on the price of our common stock. In addition, any acquisition involves numerous risks, including: failing to identify problems during due diligence, liabilities or other shortcomings or challenges that could cause a target to under-perform post-closing; difficulties in the assimilation of the operations, technologies, products, and personnel associated with the acquisition and unanticipated expenses related to such integration; challenges in integrating distribution channels; diversion of management's attention from other business concerns; difficulties in transitioning and preserving customer, contractor, supplier, and other important third-party relationships; challenges realizing anticipated cost savings, synergies and other benefits; the potential impairment of tangible and intangible assets and goodwill; risks of entering markets in which we have no or limited experience; risks associated with subsequent losses including potential unknown liabilities associated with a company we acquire; and problems retaining key personnel. We provide no assurances that we will be able to complete any acquisitions or that any acquired businesses will experience the same or better level of financial performance as prior to the acquisition.

In order to complete any future acquisitions, we may need to use our cash on hand, and we will likely need to raise additional equity or incur or assume debt, any of which could harm our business, only be available on unfavorable terms, if at all, and result in significant additional dilution to our stockholders.

We may be unable to attract, retain or motivate key personnel, which could harm our business.

Our future success depends on our continuing ability to attract, motivate and retain well qualified employees. Competition for well-qualified employees in all aspects of our business is intense globally. The loss of one or more of our key personnel or our inability to promptly identify a suitable successor to a key role, including through a succession plan, could have an adverse effect on our business. Each of our executive officers, key personnel and other employees could terminate their employment relationship with us at any time. Moreover, we rely on stock-based compensation as a method to attract, retain and motivate our employees. If our common stock continues to be volatile or depressed, we may be unable to attract, retain and motivate employees, and if this occurs, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. We do not currently maintain key person life insurance policies on any member of our senior management team or any other key employees.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations.

We have $222.2 million net operating loss carryforwards as of December 31, 2023, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, such as research and development credit carryforwards, before utilization.

We have recently undergone a management change and reevaluated various aspects of our business including but not limited to a reduction in the number of products we sell, a change in our technology infrastructure and a cost and a fixed cost reduction plan including a reduction in workforce; each of which, individually or in the aggregate, could have a material impact on our results of operations, financial condition, and business.

During the year-ended December 31, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering. Further, on July 26, 2023, Yaniv Sarig resigned as CEO of Aterian, and Arturo Rodriguez and Joseph Risico were promoted to Co-CEOs of Aterian. As a result of this change in leadership, we enacted a number of strategic initiatives that could impact certain aspects of how we currently do business including a further rationalization of our product portfolio to improve our operations and potential future profitability, a change in our technology infrastructure and a reduction of our workforce . This reduction in our product portfolio has led to and will continue to lead to a decline in revenue in upcoming quarters. Executing on any of these decisions is complex and entails a number of potential risks, including but not limited to uncertainties, disruptions and challenges in our business and business model, a decline in revenues and profitability, market share erosion, inventory write-offs and other restructuring related charges, impacts to our relationships with our various vendors and could potentially impact employee morale. Further, pursuing or completing any such strategic initiative could divert management’s attention, and otherwise disrupt our operations and technology platform which could adversely affect our operating results, financial condition, and cash flows.

Risks Relating to Information and Cyber Security

We rely on data provided by third parties and any loss, reduction in access or increased costs related thereto of which could have a material adverse effect on our business.

We use a combination of technology in various aspects of our business including for new product launches, forecasting, fulfillment and the automation of sales and marketing of our products, among other things. Our ability to successfully use our technology depends to a large extent on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, primarily, Google and Amazon. In the future, these third parties could change their data sharing policies, including making them more restrictive or expensive, or could alter their algorithms, any of which could result in the loss of, or significant impairment to, our ability to analyze useful data. These third parties could also interpret our service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect and use this data.

Our business, operating results, financial condition, and cash flows could be adversely impacted if our information technology systems or those of third-parties become subject to a data security breach, are disrupted or cease to operate effectively.

We rely heavily on information technology systems to operate our business and we collect, maintain, transmit and store sensitive data including data about our consumers. We also engage and rely upon third parties who engage in the same activities on our behalf. Accordingly, it is vital to maintain constant operation of these systems and to maintain cybersecurity. Our systems and those of third parties that we use in our operations are vulnerable to security risks, including from viruses and worms, phishing attacks, social engineering, hacking, distributed denial-of-service attacks, ransomware, and similar disruptions from the unauthorized tampering with our servers and computer systems or those of third parties that we use in our operations, which could lead to interruptions, delays, loss of critical and sensitive data, and loss of consumer confidence. In addition, insider actors-malicious or otherwise-could cause technical disruptions and/or confidential data leakage. In addition, if a ransomware attack or other cybersecurity incident occurs, either internally or at our third-party technology service providers, we could be prevented from accessing our data or systems, which may cause interruptions or delays in our business operations, cause us to incur material remediation costs, and could subject us to demands to pay a ransom or damage our reputation. Our failure to prevent or mitigate data loss, theft, misuse, or other security breaches or vulnerabilities affecting our or our vendors’ technology and systems, could: expose us or our customers to a risk of loss, disclosure, or misuse of such information; result in litigation, fines, liability, or regulatory action (including under laws related to privacy, data use, data protection, data security, network security, and consumer protection); deter customers from using our stores to buy our products; and harm our business, operating results, financial condition and reputation. We use third party technology and systems for a variety of reasons, including, without limitation, encryption and authentication technology, employee email, content delivery to customers, back-office support, hosting, payment processing and other functions. Despite our security efforts, some of our systems have experienced past security breaches, and, although they did not have a material adverse effect on our operations or financial results, there can be no assurance that future incidents, which we expect to have, will not have material adverse effects on our business, operating results or financial condition. For example, on April 25, 2022 we were alerted by a payment processor of a data security incident regarding one of our UK websites. This has not resulted in a material impact on our business. In addition, because the techniques, tools and tactics used in cyber-attacks frequently change and may be difficult to detect for periods of time, we may face difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after such an attack. It is possible for security vulnerabilities to remain undetected for an extended time period, up to and including several years as was the case in the prior non-material security breach identified in April 2022. The Company’s adoption of remote working, initially driven by the pandemic, may also introduce additional threats or disruptions to our information technology networks and infrastructure. Although we have developed systems and processes that we believe are reasonably designed to protect customer data and prevent such incidents, including systems and processes designed to reduce the impact of a security breach at a third-party vendor or customer, such measures cannot provide absolute security and may fail to operate as intended or be circumvented. In addition, our insurance may not provide sufficient coverage to compensate for related losses.

Additionally, we use open source software in our technology platform and our other sophisticated information technologies and systems, and we expect to continue to use open source software in the future. In addition to risks related to license requirements, use of certain open source software can lead to greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, indemnities or other contractual protections with respect to the software (for example, non-infringement or functionality). Our use of open source software may also present additional security risks because the source code for open source software is publicly available, which may make it easier for hackers and other third parties to determine how to breach our sites and systems that rely on open source software.

Our information technology systems and those of our third parties may be vulnerable from time to time to damage, interruptions and other technical malfunctions including but not limited to breaches, human error, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. In addition, growth in our transaction volume or surges in online traffic place additional demands on our systems and could cause or exacerbate slowdowns or interruptions. If any such systems are damaged, or fail to function properly, we may have to make monetary investments to repair or replace the systems and could endure delays in operations. From time to time, we have experienced disruptions to our systems and we expect to continue to experience disruptions. Any material disruption or slowdown of such systems, including the failure to successfully upgrade systems, could have a material impact on many aspects of our operations including our ability to operate on e-commerce marketplaces. Such a loss or delay could have a material adverse impact on our business, operating results, financial condition, and cash flows. Our systems are not fully redundant and our disaster recovery planning may not be sufficient.

Risks Relating to the Litigation and Government Regulation

Claims, litigation, government investigations, product liability and recalls, and other proceedings may adversely affect our business, operating results, financial condition, and cash flows.

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

In February 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to the prior owners of a transfer paper business acquired by the Company. A motion to compel arbitration was filed in the Southern District of New York on September 14, 2022, which was granted on May 18, 2023. The parties engaged an independent accountant to resolve the dispute, as required by the PPD Stock Purchase Agreement and the Southern District of New York. In February 2024, the independent accountant ruled in favor of the Company and determined that the Company owes no earn-out. Therefore, the Company believes it has no liability to the sellers.

Determining legal reserves or possible losses from claims against us involves judgment and may not reflect the full range of uncertainties and unpredictable outcomes. Until the final resolution of such matters, we may be exposed to losses in excess of the amount recorded, and such excess amounts could have a material effect on our business, results of operations, financial condition, and cash flows. In addition, it is possible that a resolution of any claim, including as a result of a settlement, could require us to make substantial future payments, prevent us from offering certain products or services, or require us to change our business practices each of which could have a material adverse effect on our business, operating results, financial condition, and cash flows.

We must successfully manage compliance with current and expanding laws and regulations, as well as manage new and pending legal and regulatory matters in the U.S. and abroad.

We are subject in the ordinary course of our business, in the U.S. and internationally, to many statutes, ordinances, rules and regulations that, if violated by us or the third parties we work with, could have a material adverse effect on our business, operating results, financial condition, and cash flows. These laws and regulations include but are not limited to accounting and financial reporting, advertising, anti-bribery and anti-corruption, consumer protection, data security and privacy, electronic commerce, employment, intellectual property, product liability, and trade (including tariffs). In addition, increasing governmental and societal attention to environmental, social and governance (ESG) matters, including expanding mandatory and voluntary reporting, diligence and disclosure on topics such as climate change, waste production, water usage, human capital, labor and risk oversight, could expand the nature, scope and complexity of matters that we are required to control, assess and report, each of which can be challenging given our reliance on third party suppliers. These and other rapidly changing laws, regulations, policies and related interpretations as well as increased enforcement actions by various governmental and regulatory agencies, create challenges for us, including our compliance and ethics programs, may alter the environment in which we do business and may increase the ongoing costs of compliance, which could adversely impact our business, operating results, financial condition, and cash flows. If we are unable to continue to meet these challenges and to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business, operating results, financial condition, and cash flows. Additionally, we may in the future be subject to inquiries, investigations, claims, proceedings and requests for information from governmental agencies or private parties, the adverse outcomes of which could harm our business. Failure to successfully manage these new or pending regulatory and legal matters and to resolve such matters without significant liability or damage to our reputation may materially adversely impact our operating results, financial condition, and cash flows. Furthermore, if new legal or regulatory matters result in fines or costs in excess of the amounts accrued to date, that may also materially impact our operating results and financial position.

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

Risks Relating to the Ownership of our Common Stock

We are an “emerging growth company” and a "smaller reporting company" and the reduced disclosure requirements applicable to emerging growth companies and smaller reporting companies may make it more difficult to compare our performance with other public companies and make our common stock less attractive to investors.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited consolidated financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our common stock held by nonaffiliates exceeds $250 million as of the prior June 30 or (ii) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock held by non affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparisons of our consolidated financial statement with other public companies difficult or impossible.

The market price and trading volume of our common stock may fluctuate significantly.

The market price and trading volume of our common stock has at times experienced substantial price volatility. There has been, and we expect will continue to be, significant volatility in the market price and trading volume of our common stock. In certain instances, these fluctuations have been unrelated or disproportionate to our operating performance, financial condition, and cash flows. In addition, the market price of our common stock may be, and we believe has been, significantly impacted by investors covering large short positions in our common stock. In addition, there are many other factors that have caused and may continue to cause the market price of our common stock to fluctuate, including: actual or anticipated variations in our quarterly operating results, or the operating results, financial condition, and cash flows of companies perceived to be similar to us; deterioration and decline in general economic, industry and/or market conditions; changes in estimates of our financial results or recommendations by equity research analysts, including any decision by equity research analysts to initiate or discontinue coverage; announcements by us or our competitors of significant acquisitions, strategic alliances or joint ventures; and changes in our capital structure, such as future issuances of securities or the incurrence of additional debt.

We may be limited by our ability to raise the funding we need to support our growth or to maintain our existing business. Also, such funding may be available only by diluting existing stockholders.

The success of our business depends in part on our ability to invest significant resources in various aspects of our business including acquisitions and other strategic investments. Our success also depends on our ability to grow through acquisitions. To support our business growth, we will likely require additional funds to maintain, grow and respond to business challenges. Accordingly, from time to time we need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, that would result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt we may incur may negatively impact our business, financial condition and operating results. We have in the past and may in the future incur debt that allows us to repay such debt using our common stock, which could result in significant dilution. Further, we may not be able to obtain additional financing on terms favorable to us, or at all, whether due to issues related to the Company or unrelated to the Company including but not limited to bank failures. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or to respond to business challenges would be significantly limited, and our business could fail or our operating results, financial condition, and cash flows could be adversely affected.

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

There is no guarantee that we will continue to meet all requirements for continued listing on the Nasdaq Capital Market.

On April 24, 2023, we received a letter (the "Bid Price Notice") from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Rule"). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement.

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

In order to regain compliance with the Minimum Bid Price Rule, we plan to effect a reverse split of our common stock which could impact the market price for our stock, limit our ability to raise capital or otherwise limit our ability to execute acquisition transactions and there is no assurance that the market price or trading volume for our common stock will not further decline after effecting such split.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We have processes in place for assessing, identifying, and managing material risks from potential unauthorized occurrences on or through our information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems. These include a wide variety of mechanisms, controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft, misuse, unauthorized access, or other security incidents or vulnerabilities affecting the data. The data includes confidential, proprietary, and business and personal information that we collect, process, store, and transmit as part of our business, including on behalf of third parties. We also use systems and processes designed to reduce the impact of a security incident at a third-party vendor or customer, including assessment and monitoring of security standards and control procedures for external suppliers and vendors, with enhanced engagement or internal controls depending on the results of the assessment.

Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions. As part of our risk management process, we conduct application security assessments, vulnerability management, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually. We have a unified and centrally coordinated team, led by our Chief Technology Officer and our General Counsel, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at Aterian in close coordination with senior leadership and other teams across Aterian. In addition to our in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. These third parties also consult on best practices to address new challenges upon request. Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the Audit Committee and our Board of Directors. As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Despite the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company or its stakeholders.

Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Risks Related to Information and Cyber Security,” which should be read in conjunction with the information above. The Audit Committee, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. The Audit Committee receives reports regarding such risks from management, including our Chief Technology Officer, and reports to the Board at least quarterly. The Audit Committee also oversees the Board’s response to any significant cybersecurity incidents. Our Chief Technology Officer, who has extensive cybersecurity knowledge and skills gained from over ten years working in the technology industry, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at Aterian, working closely with our General Counsel who has a certification in Data Security and Privacy Policy from Cornell University. Both our Chief Technology Officer and General Counsel report directly to one of our co-CEOs.

Item 2. Properties.

As of December 31, 2023, our principal place of business and corporate headquarters was our Summit, New Jersey office which is leased for a term of one year expiring April 2024. Our UK office is a building we own, and our China office is leased for a term of two years expiring in May 2024.

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

Holders of Record

As of December 31, 2023, there were approximately 136 holders of record of our common stock. Many shares of common stock are held by brokerage firms, banks, other financial institutions as nominees for beneficial owners. Accordingly, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have never declared or paid any cash dividends on our capital stock. We intend to retain any future earnings, if any, to finance the operation and expansion of our business, and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be made at the discretion of our board of directors or any authorized committee thereof after considering our financial condition, results of operations, capital requirements, business prospects and other factors our board of directors or such committee deems relevant, and subject to the restrictions contained in our current or future financing instruments. Pursuant to the Credit Agreement, dated as of December 22, 2021 and amended as of February 23, 2024, with Midcap Funding IV Trust as Agent (“MidCap”) and the lenders party thereto, we are restricted from declaring any dividends or other distributions, subject to exceptions for certain of our subsidiaries.

Securities Authorized for Issuance Under Equity Compensation Plans

See Item 12 of Part III of this Annual Report regarding information about securities authorized for issuance under our equity compensation plans.

Unregistered Sales of Equity Securities

None

Purchase of Equity Securities

None

Item 6. [Reserved]

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

Overview

We are a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon and Walmart. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

Our primary brands include Squatty Potty; hOmeLabs; Aussie Health; Mueller; Pursteam; Healing Solutions; and Photo Paper Direct "(PPD)". We generate revenue primarily through the online sales of our various consumer products with substantially all of our sales being made through the Amazon U.S. marketplace.

Seasonality of Business and Product Mix

Our individual product categories are typically affected by seasonal sales trends primarily resulting from the timing of the summer season for certain of our environmental appliance products and the fall and holiday season for our small kitchen appliances and accessories. With our current mix of environmental appliances, the sales of those products tend to be significantly higher in the summer season. Further, our essential oils, small kitchen appliances and accessories tend to have higher sales during the fourth quarter, which includes Thanksgiving and the December holiday season. As a result, our operational results, cash flows, cash and inventory positions may fluctuate materially in any quarterly period depending on, among other things, adverse weather conditions, shifts in the timing of certain holidays and changes in our product mix.

Product mix can affect our gross profit and the variable portion of our sales and distribution expenses. We rely heavily on a global supply chain in which the cost, lead times, and delays, as well as global and geopolitical events can ultimately have a direct impact to our margins. Further, impacts on our supply chain may force us to hold more inventory, which not only affects working capital but also requires us to increase our storage capacity, through our warehouse network, which of itself has a capital impact.

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

Cost of Goods Sold—Cost of goods sold consists of the book value of inventory sold to customers during the reporting period and the amortization of inventory step-up from acquisitions. Book value of inventory includes the amounts we pay manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from our manufacturers to our warehouses, as applicable. Shrinkage costs are also recognized within the cost of goods sold. When circumstances dictate that we use net realizable value as the basis for recording inventory, we base our estimates on expected future selling prices, less expected disposal costs.

Expenses:

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property.

Sales and Distribution Expenses— Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and e-commerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e., sales and distribution variable expenses). Sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages our technology platform and third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”) or fulfilled by Walmart (“WFS”). Products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon to most customers within one or two days. We continually review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates.

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

Results of Operations

Comparison of Years-Ended December 31, 2022 and 2023

The following table summarizes our results of operations for the years-ended December 31, 2022 and 2023, together with the changes in those items in dollars and percentage:

	Year Ended December 31,		Change
	2022 (1)	2023 (1)	Amount	%
	(in thousands, except percentages)
Net revenue	$221,170	$142,566	$(78,604)	(35.5)%
Cost of goods sold	115,652	72,281	(43,371)	(37.5)%
Gross profit	105,518	70,285	(35,233)	(33.4)%
Operating expenses:
Sales and distribution	121,139	81,911	(39,228)	(32.4)%
Research and development	6,012	4,616	(1,396)	(23.2)%
General and administrative	38,239	20,220	(18,019)	(47.1)%
Impairment loss on goodwill	120,409	—	(120,409)	(100.0)%
Impairment loss on intangibles	3,118	39,728	36,610	1,174.2%
Change in fair value of contingent earn-out liabilities	(5,240)	—	5,240	100.0%
Total operating expenses	283,677	146,475	(137,202)	(48.4)%
Operating loss	(178,159)	(76,190)	101,969	57.2%
Interest expense, net	2,603	1,421	(1,182)	(45.4)%
Gain on extinguishment of seller note	(2,012)	—	2,012	100.0%
Loss on initial issuance of equity	18,669	—	(18,669)	(100.0)%
Change in fair value of warrant liability	(470)	(2,440)	(1,970)	(419.1)%
Other income (expense), net	(281)	260	541	192.5%
Loss before income taxes	(196,668)	(75,431)	121,237	61.6%
Benefit for income taxes	(376)	(867)	(491)	(130.6)%
Net loss	$(196,292)	$(74,564)	$121,728	62.0%

(1)	Amounts include stock-based compensation expense as follows:

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$5,014	$2,439	$(2,575)	(51.4)%
Research and development expenses	1,871	1,414	(457)	(24.4)%
General and administrative expenses	7,709	4,483	(3,226)	(41.8)%
Total stock-based compensation expense	$14,594	$8,336	$(6,258)	(42.9)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Year Ended December 31,
	2022	2023
Net revenue	100.0%	100.0%
Cost of goods sold	52.3	50.7
Gross profit	47.7	49.3
Operating expenses:
Sales and distribution	54.8	57.5
Research and development	2.7	3.2
General and administrative	17.3	14.2
Impairment loss on goodwill	54.4	—
Impairment loss on intangibles	1.4	27.9
Change in fair value of contingent earn-out liabilities	(2.4)	—
Total operating expenses	128.2	102.7
Operating loss	(80.5)	(53.4)
Interest expense, net	1.2	1.0
Gain on extinguishment of seller note	(0.9)	—
Loss on initial issuance of equity	8.4	—
Change in fair value of warrant liability	(0.2)	(1.7)
Other income, net	(0.1)	0.2
Loss before income taxes	(88.9)	(52.9)
Benefit for income taxes	(0.2)	(0.6)
Net loss	(88.7)%	(52.3)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Direct	$214,168	$138,410	$(75,758)	(35.4)%
Wholesale	7,002	4,156	(2,846)	(40.6)%
Net revenue	$221,170	$142,566	$(78,604)	(35.5)%

Net revenue decreased $78.6 million, or 35.5%, during the year-ended December 31, 2023 to $142.6 million, compared to $221.2 million for the year-ended December 31, 2022. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $75.8 million, or a 35.4% decrease, which was due to softness in consumer demand due to the current macroeconomic environment and due to competitive pricing pressure and other competitive dynamics on marketplaces, partially offset by liquidation of higher priced excess inventory during the year ended December 31, 2023.

Direct net revenue consists of both organic net revenue and net revenue from our mergers and acquisitions (“M&A”). For the year-ended December 31, 2023, organic revenue was $138.2 million and revenue from our M&A businesses was $0.2 million. For the year-ended December 31, 2022, organic revenue was $201.9 million and revenue from our M&A businesses was $11.5 million.

	Year Ended December 31,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$67,797	$34,686
Kitchen appliances	40,551	24,181
Health and beauty	17,485	16,025
Personal protective equipment	1,564	549
Cookware, kitchen tools and gadgets	19,526	11,696
Home office	13,322	9,781
Housewares	33,041	26,093
Essential oils and related accessories	23,604	17,204
Other	4,280	2,351
Total net revenue	$221,170	$142,566

Net revenue decreased $78.6 million, or 35.5%, during the year-ended December 31, 2023 to $142.6 million, compared to $221.2 million for the year-ended December 31, 2022. Every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due the macroeconomic environment and as a result of the SKU rationalization that took place during the year-ended December 31, 2023. In addition, there were competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition, specifically in the heating, cooling, air quality and kitchen appliance businesses. These factors resulted in a reduction of units sold and a reduction in retail sales prices generally for each category of business.

Cost of Goods Sold and Gross Margin

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$115,652	$72,281	$(43,371)	(37.5)%
Gross profit	$105,518	$70,285	$(35,233)	(33.4)%

Cost of goods sold decreased by $43.4 million from $115.7 million for the year-ended December 31, 2022 to $72.3 million for the year-ended December 31, 2023 primarily from reduced sales volume. The decrease in cost of goods sold was primarily attributable to a decrease of $38.4 million in cost of goods sold from our organic businesses, a decrease of $3.8 million from our M&A businesses, and a decrease of $1.1 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 47.7% for the year-ended December 31, 2022 to 49.3% for the year-ended December 31, 2023. The increase in gross profit was due primarily to a change of product mix, improved shipping container rates during the year ended December 31, 2023 compared to the year-ended December 31, 2022, and a reduction in liquidation of high priced excess inventory at reduced prices compared to the prior year.

Sales and Distribution Expenses

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$121,139	$81,911	$(39,228)	(32.4)%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $81.9 million for the year-ended December 31, 2023 from $121.1 million for the year-ended December 31, 2022. This decrease is primarily attributable to the decrease in the volume of products sold during the year-ended December 31, 2023, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $68.9 million for the year-ended December 31, 2023 as compared to $103.3 million in the prior year.

Our sales and distribution fixed costs (e.g., salary and office expenses) decreased to $13.0 million for the year-ended December 31, 2023 from $17.9 million for the year-ended December 31, 2022. This decrease is primarily attributable to lower stock-compensation expense of $2.6 million and lower salary expense of $1.8 million due to the restructuring activities that occurred during the year-ended December 31, 2023, partially offset by an increase in restructuring costs of $0.6 million.

As a percentage of net revenue, sales and distribution expenses increased to 57.5% for the year-ended December 31, 2023 from 54.8% for the year-ended December 31, 2022. E-commerce platform commissions, online advertising, selling and logistic expenses included within sales and distribution expenses, as a percentage of net revenue, were 48.3% for the year-ended December 31, 2023 compared to 46.7% for the year-ended December 31, 2022. This increase in sales and distribution expenses as a percentage of revenue is predominantly due to product mix, an increase in provider fulfillment fees, and an increase in online advertising costs.

Research and Development Expenses

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Research and development expenses	$6,012	$4,616	$(1,396)	(23.2)%

The decrease in research and development expenses was primarily the result of a decrease in headcount expense of $1.5 million and a decrease in stock compensation expense of $0.5 million, partially offset by an increase in restructuring expense of $0.5 million.

General and Administrative Expenses

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$38,239	$20,220	$(18,019)	(47.1)%

The decrease in general and administrative expenses was primarily the result of  a decrease of $3.7 million in professional fees, a decrease of $3.5 million in depreciation and amortization, a decrease in stock compensation expense of $3.2 million, a decrease of $2.7 million relating to litigation settlements, a decrease in other miscellaneous expenses of $2.3 million, a decrease of $1.4 million in inventory donations, and a decrease of $1.1 in headcount expense, partially offset by an increase in restructuring expense of $0.4 million. (See note 18 of our Consolidated Financial Statements in this annual report on form 10-K for additional details)

Impairment loss on Goodwill

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on goodwill	$120,409	$—	$(120,409)	(100.0)%

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

As a result of these analyses, we recorded a total goodwill impairment charge of approximately $120.4 million for the year-ended December 31, 2022.

There is no remaining goodwill as of December 31, 2022 and December 31, 2023.

Impairment loss on Intangibles

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$3,118	$39,728	$36,610	1,174.2%

Certain asset groups experienced a significant decrease in sales and contribution margin through December 31, 2022. This was considered an interim triggering event for the year-ended December 31, 2022. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $3.1 million in the year-ended December 31, 2022.

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

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continued to see reduced net revenues across its portfolio due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended December 31, 2023, the Company continued to see reduced revenue in its paper business resulting in certain revisions to its internal forecasts. Due to these revisions in forecast due to reduced demand, the Company concluded this was an interim triggering event for the three months ending December 31, 2023 indicating the carrying value of our Paper business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $0.3 million for the Paper business during the three months ending December 31, 2023 within impairment loss on intangibles on the consolidated statement of operations.

The Company recorded an impairment charge of $39.7 million and $3.1 million for the year-ended December 31, 2023 and December 31, 2022.

Change in fair value of contingent earn-out liabilities

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair value of contingent earn-out liabilities	$(5,240)	$—	$5,240	100.0%

The change in fair value of contingent earn-out liabilities was related to our M&A, which includes a re-assessment of the estimated fair value of contingent consideration as part of the purchase price, primarily driven by the fluctuation in our share price since the date of each acquisition and contribution margin projections. As of December 31, 2023, we no longer have any contingent earn-out liabilities.

Interest expense, net

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Interest expense, net	$2,603	$1,421	$(1,182)	(45.4)%

The decrease in interest expense, net of $1.2 million is primarily relating to a decrease in interest expense of $0.6 million due to lower average borrowings compared to the prior period and an increase in interest income of $0.6 million compared to the prior period.

Gain on extinguishment of seller note

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Gain on extinguishment of seller note	$(2,012)	$—	$2,012	(100.0)%

The gain on extinguishment of seller note during the year-ended December 31, 2022 was attributable to the settlement of the Truweo seller note, which resulted in a $2.0 million gain on extinguishment of seller note upon the extinguishment of debt.

Loss on initial issuance of equity

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Loss on initial issuance of equity	$18,669	$—	$(18,669)	(100.0)%

The loss on initial issuance of equity is attributable to the issuance of common shares and initial valuation of the prefunded warrants and common stock warrants from our March 2022 equity raise of $5.8 million in March 2022. Further, in September 2022, we recorded a charge related to the September 29, 2022 securities purchase agreement for common stock and associated warrants for the three months ended September 30, 2022 as we deemed the agreement non-cancellable. The $12.8 million expense is derived from the anticipated fair-value of the issuances of equity attributable to the expected issuance of common shares and common stock warrants versus the anticipated proceeds to be received by us. We closed and issued the common stock and associated warrants on October 4, 2022.

Change in fair market value of warrant liability

	Year Ended December 31,		Change
	2022	2023	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$(470)	$(2,440)	$(1,970)	(419.1)%

The 2022 and 2023 activity is related to the change in fair market value of the warrant liabilities from the prefunded warrants and common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities for the year-ended December 31, 2023 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for Years-Ended December 31, 2022 and 2023

The following table provides information regarding our cash flows for the years-ended December 31, 2022 and 2023:

	Year Ended December 31,
	2022	2023
	(in thousands)
Cash used by operating activities	$(17,477)	$(13,388)
Cash used in investing activities	(677)	(244)
Cash provided (used) by financing activities	26,996	(11,108)
Effect of exchange rate on cash	(528)	306
Net change in and restricted cash for the period	$8,314	$(24,434)

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

Net cash used in operating activities was $13.4 million for the year-ended December 31, 2023, resulting primarily from our net cash losses from operations of $28.9 million, offset by an inflow from working capital of $15.5 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The reduction of gross inventory of $26.4 million from December 31, 2022 to December 31, 2023 primarily relates to the liquidation of high priced excess inventory and a reduction of purchases for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities for the year-ended December 31, 2022 was primarily from the acquisition of Step and Go for $0.6 million.

Net cash used in investing activities was $0.2 for the year-ended December 31, 2023, resulting primarily from the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

Net Cash Provided by Financing Activities

For the year-ended December 31, 2022, cash provided by financing activities of $27.0 million was primarily from the net proceeds from the March and October 2022 equity raise of $46.8 million partially offset by the net repayment of borrowings from the Midcap credit facility of $12.2 million, the payment of earn-out to Squatty Potty of $4.0 million, and the repayment of note to Smash of $3.4 million.

For the year-ended December 31, 2023, cash used by financing activities of $11.1 million primarily from the net repayments for our MidCap credit facility of $10.4 million, repayment of note payable to Smash of $0.6 million and net payments of insurance financing of $0.1 million.

Liquidity and Going Concern

As an emerging growth company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

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

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•	Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year-ended December 31, 2023, we incurred a net loss of $74.6 million and used net cash flows in our operations of $13.4 million. In addition, as of December 31, 2023, we had unrestricted cash and cash equivalents of $20.0 million available to fund our operations and an accumulated deficit of $699.8 million.

•	We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 9, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of December 31, 2023, and expect to remain in compliance through at least March 31, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms (See Note 19, Subsequent Events). However, with our history of forecasting our business following the onset of the COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

•	As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we expect to continue to explore raising additional outside capital, specifically to fund our M&A strategy, there can be no assurance we will be able to obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

•

The Company's plan is to continue to closely monitor our operating forecast, to pursue our M&A strategy, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company has enacted a strategy to reduce the number of SKUs it sells and will no longer be pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

The Company has initiated two restructuring programs over the last 12 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations.  In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy.  Subsequent to December 31, 2023, we extended the term with Midcap Credit Facility until December 2026 (See Note 9, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet.  In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

Although significant strides have been made in reducing our operating losses and strengthening our balance sheet, uncertainties persist in our business operations and the forecasting of our business. These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

Nasdaq Listing —On April 24, 2023, we received a letter (the "Bid Price Notice") from the Listing Qualifications Staff of The Nasdaq Stock Market LLC indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Rule"). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement.

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

In order to comply with the Minimum Bid Price Rule, we plan to effect a reverse split of our common stock which could impact the market price for our stock, limit our ability to raise capital or otherwise limit our ability to execute acquisition transactions and there is no assurance that the market price or trading volume for our common stock will not further decline after effecting such split.

Restructuring—On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges $1.6 million for the year-ended December 31, 2023, respectively.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which will result in the termination of approximately 21 employees and 27 contractors globally. The Company expects to substantially complete this reduction by the end of the first quarter of 2024. The Company expects to recognize restructuring charges in connection with the plan, primarily related to severance, of $0.6 million. The Company expects the charges will be recognized primarily in the first quarter of 2024, with the majority of such charges anticipated to be paid by the end of the first quarter of 2024. As part of this plan, the Company has shifted the architecture of its technology platform away from a fully internally developed model to an integrated third-party, best-of-breed model.

MidCap Credit Facility —On December 22, 2021, we entered into an asset backed credit facility with MidCap (the "Credit Facility"), pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 200,000 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the Credit Facility.

The Credit Facility contained a financial covenant that required us to maintain a minimum unrestricted cash balance of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times. The MidCap credit facility was scheduled to mature in December 2024.

The outstanding balance on the MidCap credit facility as of December 31, 2022 and December 31, 2023 was $21.1 million and $11.1 million, respectively. The Company had $1.1 million of availability on the Midcap credit facility as of December 31, 2023. We are in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2023.

On February 23, 2024, the Company amended its asset backed credit facility with MidCap Financial Trust. The Credit Facility term has been extended to December 2026 and gives Aterian access to $17 million in current commitments which can be increased, subject to certain conditions, to $30.0 million. The Credit Facility extension reduces the minimum liquidity financial covenant from a peak of $15.0 million to $6.8 million of cash on hand and/or availability in the Credit Facility. The extension fee was less than $0.1 million. At our election, we may elect to comply with an alternative financial covenant that would require us to maintain a minimum borrowing availability under the credit facility of $5.0 million at all times. We currently do not anticipate electing the alternative financial covenant over the next twelve months and are in compliance with the minimum liquidity covenant as of the date these Condensed Consolidated Financial Statements were issued.

Contingent earn-out liability considerations—As part of the acquisition of the assets of Squatty Potty, LLC (the “Squatty Potty Assets”), Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. If the earn-out consideration event occurred in the 12 months ending December 31, 2022, the earn-out payment amount was to be $3.9 million and if the parties terminate the transition service agreement prior to the date that is nine months following the Closing Date, we are to pay an additional $3.9 million.

In connection with the Squatty Potty acquisition on May 5, 2021, the Company paid $4.0 million of earn-out payment in 2022.  There is no further earnout payment owed related to this acquisition as this was fully paid in 2022.

As of May 5, 2021, the acquisition date of Photo Paper Direct Ltd. (“Photo Paper Direct”), the initial fair value amount of the earn-out payment with respect to Photo Paper Direct was appropriately $0.9 million. As of December 31, 2022 and 2023, the fair value amount of the earn-out payment with respect to the Photo Paper Direct acquisition was $0.0 million as we believe the earnout was not achieved. Photo Paper Direct’s sellers disagreed with our determination and filed a motion to compel arbitration in the Southern District of New York on September 14, 2022, which was granted on May 18, 2023. In February 2024, the independent accountant ruled in favor of the Company and determined that the Company owes no earn-out. Therefore, the Company believes it has no liability to the sellers.

Open Inventory Purchase Orders—As of December 31, 2022 and 2023, the Company had open inventory purchase orders of $13.5 million and $6.5 million, respectively, placed with vendors waiting to be fulfilled.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of earn-outs, profit and loss impacts from the issuance of common stock and/or warrants, changes in fair-market value of warrant liability, litigation settlements, impairment on goodwill and intangibles, gain from extinguishment of seller note, restructuring expenses, reserve on barter credits, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Year Ended December 31,
	2022	2023

Gross Profit	$105,518	$70,285

Reserve on barter credits	1,643	323
E-commerce platform commissions, online advertising, selling and logistics expenses	(103,258)	(68,864)
Contribution margin	$3,903	$1,744
Gross Profit as a percentage of net revenue	47.7%	49.3%
Contribution margin as a percentage of net revenue	1.8%	1.2%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Year Ended December 31,
	2022	2023

Net loss	$(196,292)	$(74,564)
Add:
Benefit for income taxes	(376)	(867)
Interest expense, net	2,603	1,421
Depreciation and amortization	7,521	3,886
EBITDA	(186,544)	(70,124)
Other (income) expense, net	(281)	260
Change in fair value of contingent earn-out liabilities	(5,240)	—
Impairment loss on goodwill	120,409	—
Impairment loss on intangibles	3,118	39,728
Gain on extinguishment of seller note	(2,012)	—
Change in fair market value of warrant liability	(470)	(2,440)
Loss on original issuance of equity	18,669	—
Litigation reserve	2,600	—
Reserve on barter credits	1,643	323
Restructuring expense(1)	—	1,633
Stock-based compensation expense	14,594	8,336
Adjusted EBITDA	$(33,514)	$(22,284)
Net loss as a percentage of net revenue	(88.8)%	(52.3)%
Adjusted EBITDA as a percentage of net revenue	(15.2)%	(15.6)%

(1)

Restructuring expenses include non-recurring employee severance, contract termination costs and a settlement of a retention bonus relating to the Company reorganization executed during the year-ended December 31, 2023.

Critical Accounting Estimates

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

Inventory valuation—Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires us to make judgments, based on available information such as historical data, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of sales. A 10% change to our current reserve for excess and obsolete inventory would not result in a material change to our consolidated financial statements; however, given the value of inventory on hand, a significant change in demand or market conditions could result in a material adjustment to our reserve in future periods.

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

The fair value of warrant liability was $3.5 million and $1.0 million at December 31, 2022 and 2023, respectively.

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

There were no contingent earn-out liabilities at December 31, 2022 and 2023.

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

Due to the sustained decline in our stock price leading up to and subsequent to March 31, 2022 and September 30, 2022, we used the market capitalization to determine the fair value of the reporting unit. As a result, we recorded impairment charges of $29.0 million and $90.0 million during the three months ending March 31, 2022 and September 30, 2022, respectively. There was no remaining goodwill on the balance sheet as of September 30, 2022.

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

There is no remaining goodwill balance as of December 31, 2022 and December 31, 2023.

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

During the three months ended December 31, 2023, the Company continued to see reduced revenue in its paper business resulting in certain revisions to its internal forecasts. Due to these revisions in forecast due to reduced demand,, The Company concluded this was an interim triggering event for the three months ending December 31, 2023 indicating the carrying value of our Paper business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $0.3 million for the Paper business during the three months ending December 31, 2023 within impairment loss on intangibles on the consolidated statement of operations.

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2023.

For the year-ended December 31, 2022 and 2023, total impairment loss on intangibles were approximately $3.1 million and $39.7 million, respectively.

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

Adopted Accounting Standards and Recent Accounting Pronouncements

See Note 2, Summary of Significant Accounting Policies for more information.

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

In addition, we have outstanding debt under the Credit Facility with MidCap that bears interest. As of December 31, 2023, our outstanding indebtedness under the Credit Facility was $11.1 million, which bears interest at a rate of Term Secured Overnight Financing Rate ("Term SOFR"), which is defined as SOFR plus 0.10%, plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 2% and 4% of our net revenue for the years-ended December 31, 2022 and 2023, respectively. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years-ended December 31, 2022 and December 31, 2023.

Item 8. Financial Statements and Supplementary Data.

ATERIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aterian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aterian, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and recurring negative operating cash flows since inception and may be unable to fund day-to-day company operations and remain in compliance with certain financial covenants required by the agreement governing the Company’s credit facility which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

March 19, 2024

We have served as the Company’s auditor since 2017.

ATERIAN, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2022	December 31, 2023
ASSETS
Current assets:
Cash	$43,574	$20,023
Accounts receivable, net	4,515	4,225
Inventory	43,666	20,390
Prepaid and other current assets	8,261	4,998
Total current assets	100,016	49,636
Property and equipment, net	853	775
Intangibles, net	54,757	11,320
Other non-current assets	813	138
Total assets	$156,439	$61,869
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$21,053	$11,098
Accounts payable	16,035	4,190
Seller notes	1,693	1,049
Accrued and other current liabilities	14,254	9,110
Total current liabilities	53,035	25,447
Other liabilities	1,452	391
Total liabilities	54,487	25,838
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 80,752,290 and 90,097,372 shares outstanding at December 31, 2022 and December 31, 2023, respectively	8	9
Additional paid-in capital	728,339	736,675
Accumulated deficit	(625,251)	(699,815)
Accumulated other comprehensive loss	(1,144)	(838)
Total stockholders’ equity	101,952	36,031
Total liabilities and stockholders' equity	$156,439	$61,869

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2022	2023
Net revenue	$221,170	$142,566
Cost of goods sold	115,652	72,281
Gross profit	105,518	70,285
Operating expenses:
Sales and distribution	121,139	81,911
Research and development	6,012	4,616
General and administrative	38,239	20,220
Impairment loss on goodwill	120,409	—
Impairment loss on intangibles	3,118	39,728
Change in fair value of contingent earn-out liabilities	(5,240)	—
Total operating expenses	283,677	146,475
Operating loss	(178,159)	(76,190)
Interest expense, net	2,603	1,421
Gain on extinguishment of seller note	(2,012)	—
Loss on initial issuance of equity	18,669	—
Change in fair value of warrant liability	(470)	(2,440)
Other (income) expense, net	(281)	260
Loss before income taxes	(196,668)	(75,431)
Benefit for income taxes	(376)	(867)
Net loss	$(196,292)	$(74,564)
Net loss per share, basic and diluted	$(2.95)	$(0.95)
Weighted-average number of shares outstanding, basic and diluted	66,529,565	78,155,590

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2022	2023
Net loss	$(196,292)	$(74,564)
Other comprehensive loss:
Foreign currency translation adjustments	(676)	306
Other comprehensive loss	(676)	306
Comprehensive loss	$(196,968)	$(74,258)

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2021	55,090,237	$5	$653,650	$(428,959)	$(468)	$224,228
Net loss	—	—	—	(196,292)	—	(196,292)
Issuance of shares of restricted common stock	4,428,662	1	—	—	—	1
Forfeiture of shares of restricted common stock	(423,482)	—	—	—	—	—
Exercise of prefunded warrants	3,013,850	—	15,039	—	—	15,039
Issuance of common stock for settlement of seller note	292,887	—	767	—	—	767
Issuance of common stock, net of issuance costs	18,277,948	2	46,832	—	—	46,834
Issuance of warrants in connection with offering	—	—	(18,982)	—	—	(18,982)
Issuance of common stock	72,188	—	43	—	—	43
Loss on initial issuance of equity	—	—	18,669	—	—	18,669
Issuance of warrants to contractors	—	—	1,137	—	—	1,137
Stock-based compensation expense	—	—	11,184	—	—	11,184
Other comprehensive loss	—	—	—	—	(676)	(676)
BALANCE—December 31, 2022	80,752,290	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(74,564)	—	(74,564)
Issuance of shares of restricted common stock	13,138,725	1	—	—	—	1
Forfeiture of shares of restricted common stock	(4,093,643)	—	—	—	—	—
Issuance of common stock	300,000	—	290	—	—	290
Stock-based compensation expense	—	—	8,046	—	—	8,046
Other comprehensive income	—	—	—	—	306	306
BALANCE—December 31, 2023	90,097,372	$9	$736,675	$(699,815)	$(838)	$36,031

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2023
OPERATING ACTIVITIES:
Net loss	$(196,292)	$(74,564)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,521	3,886
Provision for sales returns	56	(413)
Amortization of deferred financing cost and debt discounts	429	429
Issuance of common stock	43	—
Change in deferred tax balance	—	(1,153)
Stock-based compensation	14,594	8,336
Gain from decrease of contingent earn-out liability fair value	(5,240)	—
Change in inventory provisions	—	(3,149)
Gain in connection with the change in warrant fair value	(470)	(2,440)
Gain in connection with settlement of note payable	(2,012)	—
Loss on initial issuance of equity	18,669	—
Impairment loss on goodwill	120,409	—
Impairment loss on intangibles	3,118	39,728
Provision for barter credits	1,643	323
Allowance for doubtful accounts and other	367	85
Changes in assets and liabilities:
Accounts receivable	5,596	205
Inventory	19,438	26,426
Prepaid and other current assets	5,564	2,597
Accounts payable, accrued and other liabilities	(10,910)	(13,684)
Cash used in operating activities	(17,477)	(13,388)
INVESTING ACTIVITIES:
Purchase of fixed assets	(82)	(119)
Purchase of Step and Go assets	(595)	(125)
Cash used in investing activities	(677)	(244)
FINANCING ACTIVITIES:
Proceeds from equity offering, net of issuance costs	46,834	—
Repayments on note payable to Smash	(3,423)	(668)
Payment of Squatty Potty earn-out	(3,983)	—
Borrowings from MidCap credit facilities	136,687	79,806
Repayments for MidCap credit facilities	(148,907)	(90,190)
Insurance obligation payments	(2,311)	(1,042)
Insurance financing proceeds	2,099	986
Cash provided (used) by financing activities	26,996	(11,108)
Foreign currency effect on cash, cash equivalents, and restricted cash	(528)	306
Net change in cash and restricted cash for the year	8,314	(24,434)
Cash and restricted cash at beginning of year	38,315	46,629
Cash and restricted cash at end of year	$46,629	$22,195
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	43,574	20,023
Restricted Cash—Prepaid and other current assets	2,926	2,043
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$46,629	$22,195

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,875	$1,718
Cash paid for taxes	$100	$94
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$1,137	$321
Fair value of warrants issued in connection with equity offering	$18,982	$—
Issuance of common stock related to exercise of warrants	$767	$—
Initial issuance of equity	$18,669	$—
Issuance of common stock	$43	$—
Exercise of prefunded warrants	$15,039	$—

See notes to Consolidated Financial Statements.

Aterian, Inc.

Notes to Consolidated Financial Statements

FOR THE YEARS-ENDED December 31, 2022 and 2023

(In thousands, except share and per share data)

1.	COMPANY OVERVIEW

Aterian, Inc. is a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon and Walmart. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

Headquartered in New Jersey, Aterian also maintains offices in China, Philippines, and the United Kingdom.

Liquidity and Going Concern

As an emerging growth company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

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

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•

Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year-ended December 31, 2023, we incurred a net loss of $74.6 million and used net cash flows in our operations of $13.4 million. In addition, as of December 31, 2023, we had unrestricted cash and cash equivalents of $20.0 million available to fund our operations and an accumulated deficit of $699.8 million.

•	We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 9, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of December 31, 2023, and expect to remain in compliance through at least March 31, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms (See Note 19, Subsequent Events). However, with our history of forecasting our business following the onset of the COVID-19 global pandemic, the current record global inflation and related global supply chain disruptions, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

•	As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we expect to continue to explore raising additional outside capital, specifically to fund our M&A strategy, there can be no assurance we will be able to obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

•	The Company's plan is to continue to closely monitor our operating forecast, to pursue our M&A strategy, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company has enacted a strategy to reduce the number of SKUs it sells and will no longer be pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, delaying the development of our software, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

The Company has initiated two restructuring programs over the last 12 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations.  In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy.  Subsequent to December 31, 2023, we extended the term with Midcap Credit Facility until December 2026 (See Note 9, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet.  In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

Although significant strides have been made in reducing our operating losses and strengthening our balance sheet, uncertainties persist in our business operations and the forecasting of our business. These uncertainties raise substantial doubt about our ability to continue as a going concern. The accompanying Consolidated Financial Statements have been prepared on the basis that we will continue to operate as a going concern, which contemplates that we will be able to realize assets and settle liabilities and commitments in the normal course of business for the foreseeable future. Accordingly, the accompanying Consolidated Financial Statements do not include any adjustments that may result from the outcome of these uncertainties.

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

On August 11, 2023, Aterian's shareholders approved discretionary authority to our Board to (A) amend our Amended and Restated Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of our common stock, par value $0.0001 per share, pursuant to which the shares of Common Stock would be combined and reclassified at ratios within the range from 1-for-2 up to 1-for-30 and (B) determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share of Common Stock as of the time when those entitled to receive such fractions are determined, or to entitle stockholders to receive from our transfer agent, in lieu of any fractional share, the number of shares of Common Stock rounded up to the next whole number, and to amend our Amended and Restated Certificate of Incorporation in connection therewith, provided that any Reverse Stock Split must be completed on or before the day immediately prior to the date of the 2024 Annual Meeting of Stockholders.

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

In order to regain compliance with the Minimum Bid Price Rule, we plan to effect a reverse split of our common stock which could impact the market price for our stock, limit our ability to raise capital or otherwise limit our ability to execute acquisition transactions and there is no assurance that the market price or trading volume for our common stock will not further decline after effecting such split.

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year-ended December 31, 2023, respectively.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which will result in the termination of approximately 21 employees and 27 contractors globally. The Company expects to substantially complete this reduction by the end of the first quarter of 2024. The Company will recognize restructuring charges in connection with the plan, primarily related to severance, of $0.6 million. The Company expects the charges will be recognized primarily in the first quarter of 2024, with the majority of such charges anticipated to be paid by the end of the first quarter of 2024.

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

Restricted Cash—As of December 31, 2022, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the consolidated balance sheets, $2.0 million related to a letter of credit and $0.9 million for cash sweeps account related to the Midcap Credit facility within “Prepaid and Other Current Assets” on the consolidated balance sheets.

As of December 31, 2023, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “other non-current assets” on the consolidated balance sheets and $2.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the consolidated balance sheets.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of  December 31, 2022 and 2023, the Company had an allowance for doubtful accounts of $0.4 and $0.1 million, respectively.

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

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years-ended December 31, 2022 and 2023, the Company had zero customers that accounted for 10% or more of total net revenue. In addition, as of December 31, 2022 and 2023, the Company had three and four customers that accounted for 10% or more of gross accounts receivable. As of December 31, 2022 and 2023, approximately 43% and 32%, respectively, of its accounts receivable is held by the Company’s sales platform vendor, Amazon, which collects money on the Company’s behalf from its customers.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2022, approximately 89% of the Company’s revenue was through or with the Amazon sales platform and in 2023, 88% of its net revenue was through or with the Amazon sales platform.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.6 million and $0.2 million at December 31, 2022 and 2023, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because it owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon, or similarly, direct other third-party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. It is the Company’s responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card charge backs), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good to the customer and is the unit of account in ASC Topic 606. A contract’s transaction price is recognized as revenue when the performance obligation is satisfied. Each of the Company’s contracts have a single distinct performance obligation, which is the promise to transfer individual goods.

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for each of the years-ended December 31, 2022 and 2023 were de minimis.

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

Net Revenue by Category: The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Year Ended December 31, 2022
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$209,336	$7,002	$216,338
Other	4,832	—	4,832
Total net revenue	$214,168	$7,002	$221,170

	Year Ended December 31, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$133,101	$4,156	$137,257
Other	5,309	—	5,309
Total net revenue	$138,409	$4,156	$142,566

Net Revenue by Product Categories: The following table sets forth the Company’s net revenue disaggregated by product categories:

	Year Ended December 31,
	2022	2023
	(in thousands)
Heating, cooling and air quality	$67,797	$34,686
Kitchen appliances	40,551	24,181
Health and beauty	17,485	16,025
Personal protective equipment	1,564	549
Cookware, kitchen tools and gadgets	19,526	11,696
Home office	13,322	9,781
Housewares	33,041	26,093
Essential oils and related accessories	23,604	17,204
Other	4,280	2,351
Total net revenue	$221,170	$142,566

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At December 31, 2023, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2022 and December 31, 2023 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the Prefunded Warrants and stock purchase warrants issued in connection with the Company's common stock offering on March 1, 2022 were measured using the Black Scholes model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrants, and the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

The fair value of the contingent consideration related to business combinations is estimated using a probability-adjusted discounted cash flow model. These fair value measurements are based on significant inputs not observable in the market. The key internally developed assumptions used in these models are discount rates and the probabilities assigned to the milestones to be achieved. The company remeasures the fair value of the contingent consideration at each reporting period, and any changes in fair value resulting from either the passage of time or events occurring after the acquisition date, such as changes in discount rates, or in the expectations of achieving the performance targets, are recorded within "change in fair value of contingent earn-out liabilities" on the statement of operations.

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

For the year-ended December 31, 2022, total goodwill impairment was approximately $120.4 million. There is no remaining goodwill balance as of December 31, 2022 and December 31, 2023.

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business resulting in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million during the three months ending March 31, 2023 within impairment loss on intangibles on the consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio due primarily to the current macroeconomic environment reducing demand for consumer discretionary goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the consolidated statement of operations.

During the three months ended December 31, 2023, The Company continued to see reduced revenue in its paper business resulting in certain revisions to its internal forecasts. Due to these revisions in forecast due to reduced demand,, The Company concluded this was an interim triggering event for the three months ending December 31, 2023 indicating the carrying value of our Paper business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $0.3 million for the Paper business during the three months ending December 31, 2023 within impairment loss on intangibles on the consolidated statement of operations.

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2023.

For the year-ended December 31, 2022 and 2023, total impairment loss on intangibles were approximately $3.1 million and $39.7 million, respectively.

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

Inventory and Cost of Goods Sold—The Company’s inventory consists almost entirely of finished goods. The Company currently records inventory on its balance sheet on a first-in first-out basis, or net realizable value, if it is below the Company’s recorded cost. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The valuation of our inventory requires us to make judgments, based on available information such as historical data, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of sales.

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

Sales and Distribution—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and e-commerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e. sales and distribution variable expenses). Further, sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Costs associated with the Company’s advertising and sales promotion are expensed as incurred and are included in sales and distribution expenses. For the years-ended December 31, 2022 and 2023, the Company recognized $11.6 million and $9.1 million, respectively, for advertising costs, which consists primarily of online advertising expense. Shipping and handling expenses are included in the Company’s consolidated statements of operations within sales and distribution expenses. This includes pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by the Company’s own fulfillment operations. The Company’s expense for shipping and handling was $47.4 million and $32.4 million during fiscal years 2022 and 2023, respectively.

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

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as a foreign currency cumulative translation, an adopted accounting standard adjustment and reported as a component of accumulated other comprehensive income loss. Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other expense, net in the consolidated statements of operations. The Company recorded net loss from foreign currency transactions of $0.2 million for the year ended December 31, 2022 and a gain from foreign currency transactions of $0.2 million for the year-ended December 31, 2023.

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

The fair value of warrant liability was $3.5 million and $1.0 million at December 31, 2022 and 2023, respectively.

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

In September 2022, the FASB issued ASU 2022-04, Disclosures for Supplier Finance Arrangements. This amendment enhances the transparency of supplier finance programs. This standard is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022, except for amendment on roll forward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. The new guidance was early adopted on January 1, 2023, with no impact on the Company’s Consolidated Financial Statements.

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

In August 2023, the FASB finalized ASU 2023-09, Income Taxes (Topic 740). This ASU provides for certain updates to enhance the transparency about companies’ exposure to changes in tax legislation and the global tax risk they may face. Under the guidance, companies will be required to provide a breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, rather than a lump sum amount. Further, the rate reconciliation will require disaggregation into eight specific categories, with these categories further disaggregated by jurisdiction and for amounts exceeding 5 percent of their domestic tax rate. The rate reconciliation will need to also disclose both dollar amounts and percentages. This standard is effective for fiscal years beginning after December 15, 2024.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires a company to disclose additional, more detailed information about a reportable segment’s significant expenses, even if there is one reportable segment, and is intended to improve the disclosures about a public entity’s reportable segments. The ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of the adoption of ASU 2023-07 on our consolidated financial statements.

3.	INVENTORY

Inventory consisted of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Inventory on-hand	$34,374	$18,980
Inventory in-transit	9,292	1,410
Inventory	$43,666	$20,390

The Company’s Inventory on-hand is held either with Amazon, Walmart or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $8.6 million and $5.0 million as of December 31, 2022 and December 31, 2023, respectively.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2022 and 2023 (in thousands):

	December 31,	December 31,
	2022	2023
Trade accounts receivable	$4,882	$4,356
Allowance for doubtful accounts	(367)	(131)
Accounts receivable--net	$4,515	$4,225

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2022 and 2023 (in thousands):

	Year-Ended December 31,
	2022	2023
Computer equipment and software	$1,109	$452
Furniture, fixtures and equipment	91	23
Leasehold improvements	56	2
Building	638	796
Subtotal	1,894	1,273
Less: accumulated depreciation and amortization	(1,041)	(498)
Property and equipment–net	$853	$775

Depreciation expense for property and equipment totaled $0.4 million and $0.2 million during the years-ended December 31, 2022 and 2023, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of Level 1 assets at December 31, 2022 and 2023. The Company’s cash and restricted cash was $46.6 million and $22.2 million at December 31, 2022 and 2023, respectively, and included savings deposits and overnight investments.

The Company’s credit facility is carried at amortized cost at  December 31, 2022 and December 31, 2023 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as a component of stockholders’ equity.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the fair value of the Company’s financial assets that are measured at fair value for the years-ended December 31, 2022 and 2023 (in thousands):

	December 31, 2022
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$43,574	$—	$—
Restricted Cash	3,055	—	—
Liabilities:
Fair value of warrant liability	—	—	3,473

	December 31, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,023	$—	$—
Restricted cash	2,172	—	—
Liabilities:
Fair value of warrant liability	—	—	1,033

The following table summarizes the Company's warrant activity during the year-ended December 31, 2023 (in thousands):

December 31, 2023
Warrants liability as of January 1, 2023	$3,473
Change in fair value of warrants	(2,440)
Warrants liability as of December 31, 2023	$1,033

The fair value of the Prefunded Warrants and stock purchase warrants issued in connection with the Company's common stock offering on March 1, 2022 were measured using the Black Scholes model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrants, and the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

7.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Prepaid inventory	$1,342	$619
Restricted cash	2,926	2,043
Prepaid insurance	1,991	1,355
Prepaid freight forwarder	576	100
Other	1,426	881
Prepaid and Other Current Assets	$8,261	$4,998

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
Accrued compensation costs	$53	$140
Accrued professional fees and consultants	461	310
Accrued logistics costs	609	149
Product related accruals	1,248	644
Sales tax payable	711	1,019
Sales return reserve	646	233
Accrued fulfillment expense	755	821
Accrued insurance	356	187
Federal payroll taxes payable	1,467	1,243
Accrued interest payable	190	146
Warrant liability	3,473	1,033
All other accruals	4,285	3,185
Accrued and current liabilities	$14,254	$9,110

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible U.S. employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

9.	CREDIT FACILITY, TERM LOANS, AND WARRANTS

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

The Credit Agreement minimum liquidity covenant, which includes the Company’s unrestricted U.S. cash plus the revolving loan availability, requires that Midcap shall not permit the credit party liquidity at any time to be less than (a) during the period commencing on February 1st through and including May 31st of each calendar year, $12.5 million and (b) at all other times, $15.0 million. The Credit Agreement includes events of default that are customary for these types of credit facilities, including the occurrence of a change of control. The Company is in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2023. The MidCap credit facility was scheduled to mature in December 2024.

The Midcap Warrant has an exercise price of $4.70 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is immediately exercisable, has a term of ten years from the date of issuance and is exercisable on a cash or cashless basis.

On February 23, 2024, the Company amended its asset backed credit facility with MidCap Financial Trust. The Credit Facility term has been extended to December 2026 and gives Aterian access to $17 million in current commitments which can be increased, subject to certain conditions, to $30.0 million. The Credit Facility extension reduces the minimum liquidity financial covenant from a peak of $15.0 million to $6.8 million of cash on hand and/or availability in the Credit Facility. The extension fee was less than $0.1 million. See Subsequent Events (Note 19) for amendment to the Midcap Credit Facility.

The Company’s credit facility consisted of the following as of December 31, 2022 and 2023 (in thousands):

	December 31, 2022	December 31, 2023
MidCap Credit Facility	$21,899	$11,515
Less: deferred debt issuance costs	(459)	(226)
Less: discount associated with issuance of warrants	(387)	(191)
Total MidCap Credit Facility	$21,053	$11,098

Interest Expense, Net

Interest expense, net consisted of the following for the years-ended December 31, 2022 and 2023 (in thousands):

	Year Ended December 31,
	2022	2023
Interest expense	$2,696	$2,125
Interest income	(93)	(704)
Total interest expense, net	$2,603	$1,421

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of December 31, 2023, the Company has $1.1 million as the liability related to the Warrants.

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

The Registered Direct Offering closed on October 4, 2022 and the Company issued and sold an aggregate of 10,643,034 shares of common stock to the Purchasers. The gross proceeds to the Company from the Registered Direct Offering were approximately $20.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company intended to use the net proceeds from the Registered Direct Offering for working capital purposes, the conduct of its business and other general corporate purposes, which may include acquisitions, investments in or licenses of complementary products, technologies or businesses.

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

On September 29, 2022, we entered into securities purchase agreements (the “September Purchase Agreements”) with certain accredited investors, pursuant to which, among other things, we agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 10,643,034 shares of its Shares and accompanying warrants to purchase an aggregate of 10,643,034 shares of its common stock. 10,526,368 of the shares and the accompanying warrants to purchase 10,526,368 shares of common stock were sold to certain accredited purchasers that are not affiliated with us at a combined offering price of $1.90 per share and accompanying warrant to purchase one share of common stock. The remaining 116,666 shares of Common Stock and the accompanying warrants to purchase 116,666 shares of Common Stock were sold to certain of our insiders, at a combined offering price of $2.10 per share and accompanying warrant to purchase one share of common stock.

The Registered Direct Offering closed on October 4, 2022 and the Company issued and sold an aggregate of 10,643,034 shares of common stock to the Purchasers. The gross proceeds to us from the Registered Direct Offering were approximately $20.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. We intended to use the net proceeds from the Registered Direct Offering for working capital purposes, the conduct of its business and other general corporate purposes, which may include acquisitions, investments in or licenses of complementary products, technologies or businesses.

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

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of December 31, 2023, 99,310 shares were reserved for awards available for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of December 31, 2023, 1,283,058 shares were reserved for awards available for future issuance under the 2018 Plan.

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

2019 Equity Plan

The Board adopted the Aterian, Inc. 2019 Equity Plan (the “2019 Equity Plan”) on March 20, 2019. The 2019 Equity Plan was approved by its stockholders on May 24, 2019. As of December 31, 2023, there were no shares were reserved for future issuance and there were no longer any awards outstanding under the 2019 Equity Plan. Shares of restricted common stock granted under the 2019 Equity Plan initially vested in substantially equal installments on the 6th, 12th, 18th and 24th monthly anniversary of the closing of the Company’s initial public offering (“IPO”). The Company and the 2019 Equity Plan participants subsequently agreed to extend the vesting date of the shares granted under the 2019 Equity Plan a number of times and the last remaining shares granted under the 2019 Equity Plan vested on March 14, 2022. Awards granted under the 2019 Equity Plan and not previously forfeited upon termination of service carried dividend and voting rights applicable to the Company’s common stock, irrespective of any vesting requirement. Under ASC Topic 718, the Company treats each award in substance as multiple awards as a result of the graded vesting and the fact that there is more than one requisite service period. Upon the prerequisite service period becoming probable, the day of the IPO, the Company recorded a cumulative catch-up expense and the remaining expense was recorded under graded vesting. In the event the service of a participant in the 2019 Equity Plan (each, a “Participant”) was terminated due to an “involuntary termination”, then all of such Participant’s unvested shares of restricted common stock were to vest on the date of such involuntary termination unless, within three business days of such termination (1) the Company’s board of directors unanimously determines that such vesting should not occur and (2) the remaining Participants holding restricted share awards covering at least 70% of the shares of restricted common stock issued and outstanding under the 2019 Equity Plan determine that such vesting should not occur. In the event of a forfeiture, voluntary or involuntary, of shares of restricted common stock granted under the 2019 Equity Plan, such shares were automatically reallocated to the remaining Participants in proportion to the number of shares of restricted common stock covered by outstanding awards that each such Participant holds.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 2,700,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of December 31, 2023, 2,205,001 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock options activity during the year-ended December 31, 2023:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2023	368,596	$9.26	5.89	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options canceled	(172,292)	$9.32	—	$—
Balance—December 31, 2023	196,304	$9.21	5.00	$—
Exercisable as of December 31, 2023	196,304	$9.21	5.00	$—
Vested and expected to vest as of December 31, 2023	196,304	$9.21	5.00	$—

As of December 31, 2023, all options have been fully expensed.

A summary of restricted stock activity within the Company’s equity plans and changes for the year-ended December 31, 2023, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2023	4,223,023	$4.85
Granted	13,138,725	$0.50
Vested	(3,180,053)	$3.07
Forfeited	(4,093,643)	$2.21
Nonvested at December 31, 2023	10,088,052	$0.81

As of December 31, 2023, the total unrecognized compensation expense related to unvested shares of restricted common stock was $7.3 million, which the Company expects to recognize over an estimated weighted-average period of 2.3 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants for years-ended December 31, 2022 and 2023.

	Year Ended December 31,
	2022	2023
	(in thousands)
Sales and distribution expenses	$5,014	$2,439
Research and development expenses	1,871	1,414
General and administrative expenses	7,709	4,483
Total stock-based compensation expense	$14,594	$8,336

12.	COMMITMENT AND CONTINGENCIES

Inventory Purchases—As of December 31, 2022 and 2023, the Company had $13.5 million and $6.5 million, respectively, of inventory purchase orders placed with vendors waiting to be fulfilled.

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of each of December 31, 2022 and December 31, 2023, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $1.0 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within prepaid and other current assets on its Consolidated Financial Statements during the year-ended December 31, 2022 and December 31, 2023. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of December 31, 2023.

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

The proposed settlement was preliminarily approved by the Court on May 6, 2022, and the Company thereafter paid $1.3 million into the designated escrow. On September 12, 2022, the Court entered a final judgment approving the class action settlement. The claims administrator is in the process of distributing funds to claimants. The Company does not anticipate any further action in this matter. In connection with the settlement, the Company accrued approximately $1.3 million during the year-ended December 31, 2021 and paid approximately $1.3 million in the second quarter of 2022.

Shareholder Derivative Actions Related to the Securities Class Action—On October 21, October 25 and November 10, 2021, three shareholder derivative actions were filed on behalf of the Company by Shaoxuan Zhang, Michael Sheller and Tyler Magnus in the U.S. District Court for the Southern District of New York. These actions, collectively, name Yaniv Sarig, Fabrice Hamaide, Arturo Rodriguez, Greg B. Petersen, Bari A. Harlam, Amy von Walter, William Kurtz, Roi Zion Zahut, Joseph A. Risico, Tomer Pascal and Mihal Chaouat-Fix as individual defendants, and the Company as a nominal defendant. These actions are predicated on substantively the same factual allegations contained in the above-described securities class action which was resolved via settlement in September 2022 The Company believes the allegations are without merit and continues to deny each of the claims and allegations of wrongdoing. On December 12, 2022, the parties reached an agreement and entered into a Stipulation and Agreement of Settlement (the “Stipulation”) to resolve this derivative action. Under the Stipulation, the Company agreed to adopt certain corporate governance reforms, the terms of which are outlined in Exhibit A to the Stipulation, and a payment of the Plaintiffs’ attorneys’ fees and expenses of $0.3 million The proposed settlement was preliminarily approved by the Court on December 29, 2022, the Company made the agreed $0.3 million payment, and received final approval to the settlement on March 17, 2023.

Investor Contract Action—On September 20, 2021, Sabby Volatility Warrant Master Fund Ltd. (the “Investor”) sued the Company in the Supreme Court of the State of New York, New York County, alleging that the Company breached the Securities Purchase Agreement, dated June 10, 2021 (the “Purchase Agreement”), pursuant to which the Investor purchased 400,000 shares of the Company’s common stock, for an aggregate price of approximately $6.0 million. The Investor contended that certain of the representations and warranties made by the Company in the Purchase Agreement concerning its financial condition and the accuracy of its prior disclosures were untrue and that the Company breached the Purchase Agreement’s anti-dilution and use-of-proceeds covenants on both August 9, 2021 and September 23, 2021, when the Company resolved certain defaults with High Trail. The parties reached a settlement agreement for $1.6 million on October 11, 2022. In this action, the Company denied, and it continues to deny, the Investor’s allegations, and the settlement agreement contains no admission of wrongdoing; the Company nevertheless determined that a resolution was warranted to minimize the costs and risks of ongoing litigation. The Company recorded a $1.6 million expense in general and administrative expenses on the Consolidated Statement of Operations for the year-ended December 31, 2022.

Mueller Action—In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller brand (the “Mueller Action”). In April 2022, the parties reached an agreement in principle to resolve this potential action for $0.5 million in cash and $0.3 million worth of coupons, which the Company accrued $0.8 million in the three months ended March 31, 2022, subject to court approval. The court preliminarily approved the settlement on August 3, 2023 and has scheduled a hearing for final approval for May 2024. If that approval is not granted, the Company is prepared to continue the full defense of this action.

Earn-out Payment Dispute—On February 24, 2022, the Company received a notice disputing the Company’s calculation of the earn-out payment to be paid to Josef Eitan and Ran Nir pursuant to the Stock Purchase Agreement (the “PPD Stock Purchase Agreement”), dated as of May 5, 2021, by and among the Company, Truweo, LLC, Photo Paper Direct Ltd, Josef Eitan and Ran Nir. The Company is in discussions with representatives of Mr. Eitan and Mr. Nir, who believe they are entitled to the full earn-out amount (£6,902,816 or approximately $8.8 million) under the terms of the PPD Stock Purchase Agreement, whereas the Company believes they are not. Mr. Eitan and Mr. Nir filed a motion to compel arbitration in the Southern District of New York on September 14, 2022, which was granted on May 18, 2023. The parties engaged an independent accountant to resolve the dispute, as required by the PPD Stock Purchase Agreement and the Southern District of New York. In February 2024, the independent accountant ruled in favor of the Company and determined that the Company owes no earn-out. Therefore, the Company believes it has no liability to the sellers.

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

Leases—The Company’s minimum lease liabilities are not material to the Company's financial statements as of  December 31, 2023.

13.	INCOME TAXES

Loss before provision for income taxes consisted of the following for the periods indicated (in thousands):

	December 31,	December 31,
	2022	2023
Domestic	$(196,166)	$(71,600)
International	(502)	(3,831)
Total	$(196,668)	$(75,431)

The components of the Company’s income tax provision were as follows for the periods indicated (in thousands):

	December 31,	December 31,
	2022	2023
Current:
Federal	$—	$—
State	101	73
Foreign	69	213
Total current income tax expense	170	286

Deferred:
Federal	(270)	—
State	(35)	—
Foreign	(241)	(1,153)
Total deferred income tax (benefit)	(546)	(1,153)
Total income tax (benefit)	$(376)	$(867)

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	December 31,	December 31,
	2022	2023
Income tax benefit at statutory rates	$(41,300)	$(15,839)
Permanent differences	—	—
Debt extinguishment	(481)	—
Warrant liabilities	4,455	(482)
Stock compensation	4,410	1,949
Change in FV contingent consideration	—	—
Other permanent differences	3	3
Foreign rate differential	14	(95)
State income taxes, net of federal tax benefit	(5,644)	(2,052)
Other	(389)	(431)
Prior year true-up adjustments	(352)	2,827
Valuation allowance	38,908	13,253
Total income tax (benefit)	$(376)	$(867)

The Company’s effective tax rate was (0.19)% and 1.15% for the years-ended December 31, 2022 and December 31, 2023, respectively. The effective tax rate for 2022 was principally due to tax expense incurred on the operation of acquired goodwill that is deductible for tax purposes and which was fully impaired for book purposes during the year. The effective tax rate for 2023 was principally due to tax expense incurred on the operations of the Company's UK business, non-deductible executive stock compensation expense, and the change in fair value of the warrant liability.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	December 31, 2022	December 31, 2023
Deferred tax assets:
Allowance for doubtful accounts	$—	$31
Inventory Reserve	—	1,671
Other Accruals	—	1,402
Net operating loss carryforwards	51,889	53,361
Stock options	1,712	2,239
Deferred revenue	—	—
Interest expense limitation	10,959	11,317
Intangibles (definite life)	181	9,422
Intangibles (indefinite life)	21,386	19,749
Other	1,972	2,060
Total deferred tax assets before valuation allowance	88,099	101,252
Valuation allowance	(86,224)	(99,477)
Net deferred tax assets	1,875	1,775
Deferred tax liabilities:
Fixed assets	(3)	(22)
Goodwill	—	—
Prepaid expenses	(1,808)	—
Intangibles	—	(1,759)
Contingent consideration	(1,092)	—
Other	(130)	—
Net deferred tax liabilities	(3,033)	(1,781)
Deferred tax liability, net	$(1,158)	$(6)

The Company has temporary differences due to differences in recognition of revenue and expenses for tax and financial reporting purposes, principally related to net operating losses, inventory, depreciation, and other expenses that are not currently deductible or realizable. At December 31, 2022, the Company had approximately $216.4 million of gross federal NOLs, which will begin to expire in fiscal year 2034 if unused and approximately $121.3 million apportioned state and local NOLs. At December 31, 2023, the Company had approximately $222.2 million of gross federal NOLs which will begin to expire in fiscal year 2034 if unused. The Company also has approximately $128.1 million apportioned state and local NOLs that expire between 2026 and 2036, depending on the state, if not used. The NOL carryforwards for federal and state income tax purposes which, generally, can be used to reduce future taxable income. The Company’s ability to utilize its NOL carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company has had a change in ownership of more than 50% of its capital stock over a three-year period pursuant to Section 382 of the Code. These complex changes of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s stock, including certain public “groups” of stockholders as set forth by Section 382 of the Code, including those arising from new stock issuances and other equity transactions.

In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2021, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the U.S. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with the CARES Act and other financial relief measures worldwide, the Company has utilized $1.3 million of payroll related credits for the year-ended December 31, 2022. The payroll related credits are recorded in other current liabilities within the consolidated balance sheet.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due to the Company’s history of net operating losses, the Company believes it is more likely than not its federal, state and foreign deferred tax assets will not be realized as of December 31, 2023.

The Company’s major taxing jurisdictions are New Jersey, New York, Florida, Texas, Pennsylvania, Tennessee, Virginia, California, and the United Kingdom. The Company files a U.S. Consolidated income tax return as well as tax returns in certain foreign jurisdictions. The Company is subject to examination in these jurisdictions for all years since inception. Fiscal years outside the normal statute of limitations remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently under examination for income taxes in any jurisdiction. The Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2022 and 2023, the Company has not recorded any tax contingency accruals for uncertain tax positions.

On August 16, 2022, Congress passed the Inflation Reduction Act of 2022 (the “IRA”). The IRA introduces a new 15% corporate alternative minimum tax and includes a substantial package of energy and climate-related provisions, among other revenue raisers and incentives. A 1% excise tax on stock repurchases was also introduced in the IRA and this is effective January 1, 2023. On June 11, 2022, Congress passed the CHIPS Act of 2022. CHIPS adds a one-time investment tax credit equal to 25% of a company’s investment in facilities that manufacture semiconductors or semiconductor manufacturing equipment. We evaluated the provisions of the IRA and the CHIPS Act and determined that there was no material impact for the year-ended December 31, 2023.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Year Ended December 31,
	2022	2023
Net loss	$(196,292)	$(74,564)
Weighted-average number of shares used in computing net loss per share, basic and diluted	66,529,565	78,155,590
Net loss per share, basic and diluted	$(2.95)	$(0.95)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	13,409,769	22,541,479

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

As of December 31, 2022 and December 31, 2023, there was no remaining earn-out liability related to Smash Assets.

As part of the acquisition of the assets of Squatty Potty, LLC (the “Squatty Potty Assets”), Squatty Potty is entitled to earn-out payments based on the achievement of certain contribution margin thresholds on certain products of the acquired business. As of May 5, 2021, the acquisition date, the initial fair value amount of the earn-out payment with respect to the Squatty Potty Assets was appropriately $3.5 million. During the year ended December 31, 2022, the Company paid $4.0 million to the seller to settle the contingent earn-out. As of December 31, 2022 and December 31, 2023, there was no remaining earn-out liability related to Squatty Potty.

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

There was no activity for contingent earn-out liabilities for the year ending December 31, 2023.

17.	GOODWILL AND INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of  December 31, 2022 and December 31, 2023 (in thousands):

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

For the year-ended December 31, 2022, total goodwill impairment was approximately $120.4 million. There is no remaining goodwill balance as of December 31, 2022 and December 31, 2023.

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2022 and December 31, 2023 (in thousands):

	January 1, 2022	Year-Ended December 31, 2022		December 31, 2022	December 31, 2022
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$65,910	192	$(3,087)	$(13,008)	$50,007
Non-competition agreement	111	—	(31)	(80)	—
Transition services agreement	23	—	—	(23)	—
Customer relationships	5,700	—	—	(950)	4,750
Other	700	—	—	(700)	—
Total intangibles	$72,444	$192	$(3,118)	$(14,761)	$54,757

	January 1, 2023	Year Ended December 31, 2023		December 31, 2023	December 31, 2023
	Gross Carrying Amount	Additions	Impairments (2)	Accumulated Amortization	Net Book Value
Trademarks(3)	$62,202	$—	$(39,728)	$(15,335)	$7,140
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships(3)	5,700	—	—	(1,520)	4,180
Other	700	—	—	(700)	—
Total intangibles(3)	$68,625	$—	$(39,728)	$(17,578)	$11,320

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

During the three months ended December 31, 2023, The Company continued to see reduced revenue in its paper business resulting in certain revisions to its internal forecasts. Due to these revisions in forecast due to reduced demand,, The Company concluded this was an interim triggering event for the three months ending December 31, 2023 indicating the carrying value of our Paper business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $0.3 million for the Paper business during the three months ending December 31, 2023 within impairment loss on intangibles on the consolidated statement of operations.

(3)	As of December 31, 2023, the weighted-average remaining amortization period for Trademarks and Customer Relationships was 7.21 years and 7.33 years, respectively. The weighted-average remaining amortization period for total intangibles was 7.26 years.

The following table sets forth the estimated aggregate amortization of our in-place intangible assets and favorable intangible assets for the next five years and thereafter (amounts in thousands):

2024	$1,592
2025	1,551
2026	1,551
2027	1,551
2028	1,551
Thereafter	3,524
Total	$11,320

18.	RESTRUCTURING

On May 9, 2023, the Company announced a plan to reduce expenses and re-align the organization’s structure by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The headcount reduction is part of the Company's cost-saving initiatives to navigate challenges in the industry and to better position itself for future growth opportunities. The Company incurred $1.6 million of restructuring charges during the year-ended December 31, 2023, respectively.

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

The following table provides a summary of the restructuring costs incurred:

Year Ended
December 31, 2023
(in thousands)
Employee severance	$916
Retention bonus settled	411
Contract termination costs	285
Other restructuring costs	21
Total restructuring costs	$1,633

There were no restructuring costs incurred during the year-ended December 31, 2022.

The following table provides a summary of the Company's total restructuring reserve:

	Employee Severance	Retention Bonus	Contract Termination Costs	Other	Total
Balance – December 31, 2022	$—	$—	$—	$—	$—
Charges	915	411	285	21	1,632
Usage-cash	(915)	—	(92)	—	(1,007)
Usage-noncash	—	(411)	—	(21)	(432)
Balance – December 31, 2023	$—	$—	$193	$—	$193

As of December 31, 2023, the Company has a liability of $0.2 million for restructuring costs, of which $0.1 million is included in accrued expenses and other current liabilities and $0.1 million is included in other liabilities on the consolidated balance sheet.

The Company will continue to assess the restructuring plan's progress and provide updates as required in future financial statements if there are material changes to the initial estimates or additional significant restructuring activities.

19.	SUBSEQUENT EVENTS

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which will result in the termination of approximately 21 employees and 27 contractors globally. The Company expects to substantially complete this reduction by the end of the first quarter of 2024. The Company expects to recognize restructuring charges in connection with the plan, primarily related to severance, of $0.6 million. The Company expects the charges will be recognized primarily in the first quarter of 2024, with the majority of such charges anticipated to be paid by the end of the first quarter of 2024.

On February 23, 2024, the Company amended its asset backed credit facility with MidCap Financial Trust. The Credit Facility term has been extended to December 2026 and gives Aterian access to $17.0 million in current commitments which can be increased, subject to certain conditions, to $30.0 million. The Credit Facility extension reduces the minimum liquidity financial covenant from a peak of $15.0 million to $6.8 million of U.S. cash on hand and/or availability in the Credit Facility. The extension fee was less than $0.1 million.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2023. This Annual Report does not include an attestation report of our registered public accounting firm. Our independent registered public accounting firm will not be required to formally attest to the effectiveness of our internal control over financial reporting as long as we are an “emerging growth company” pursuant to the provisions of the JOBS Act.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of December 31, 2023:

Name	Age	Position(s)
Executive Officers:
Joseph A. Risico	50	Co-Chief Executive Officer
Arturo Rodriguez	48	Co-Chief Executive Officer and Chief Financial Officer
Roi Zahut	36	Chief Technology Officer
Phillip Lepper	33	Chief Revenue Officer

Non-Employee Directors:
Bari A. Harlam	62	Director
William Kurtz	66	Director
Susan Lattmann	56	Director
Sarah Liebel	41	Director
Cynthia Williams	57	Director

There are no family relationships among any of the directors or executive officers.

Executive Officers

Joseph A. Risico has served as our Co-Chief Executive Officer since July 2023.  Prior to that he served as the Chief Legal Officer since March 2021 and Head of M&A since July 2021. Prior to that, he served as our General Counsel since September 2018 and has served as General Counsel for Aterian Opco since February 2018. Prior to joining Aterian, Mr. Risico held a number of legal and business positions, most recently at AutoModality, Inc., a UAV flight control software company, where he served as Chief Operating Officer and General Counsel from February 2017 to February 2018, Ecovative Design LLC, a biomaterials company, where he served as General Counsel and Head of Business Development from August 2011 to February 2017, and 3M Company, where he served as the General Counsel of 3M’s corporate ventures business from May 2010 to July 2011. Mr. Risico started his legal career as a corporate associate at the law firm of Cravath, Swaine & Moore LLP from August 2001 to June 2006. Mr. Risico holds a B.A. from New York University with concentrations in accounting and economics and a J.D. from Columbia Law School. Mr. Risico also holds a CPA (not active).

Arturo Rodriguez has served as our Co-Chief Executive Officer since July 2023 and our Chief Financial Officer since March 2021. Prior to that, he served as our Senior Vice President of Finance since September 2017. Prior to joining the Company, Mr. Rodriguez served as Chief Accounting Officer and Global Controller for Piksel, Inc. from July 2012 to September 2017 and also held the role of Interim Chief Operating Officer in 2017. From 2000 to 2011, Mr. Rodriguez held several financial leadership roles with the Atari Group, most notably Acting Chief Financial Officer of Atari, Inc. (Nasdaq: ATAR) from 2007 to 2008, and Deputy CFO of Atari SA (Euronext: ATA) from 2008 to 2010. Mr. Rodriguez started his career at Arthur Andersen LLP in 1997 and is a CPA in the State of New York. Mr. Rodriguez holds a Bachelor of Business Administration – Accounting from Hofstra University.

Phillip Lepper has been Aterian's Chief Revenue Office since September 2023, following his role as Senior Vice President of Revenue which he held since January 2023.  Mr. Lepper joined Aterian in June 2021 as Vice President of Revenue.  Prior to joining Aterian, Mr. Lepper served as the Senior Director of eCommerce at Packable from June 2020 until June 2021. Mr. Lepper previously worked at Oriental Trading Company as Head of Marketplace from April 2019 to June 2020 and at Spreetail as Director of New Channels from July 2018 until April of 2019. Mr. Lepper also previously held roles at Kaspien, Mister Car Wash and the Coca-Cola Company. Mr. Lepper holds a B.S. in Business Administration from Eastern Washington University.

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

Non-Employee Directors

Bari A. Harlam has served as a director since February 2020, and is a business leader, marketer, educator and author. In February 2020, she co-founded Trouble LLC, a pro-social, experience brand. Ms. Harlam has served on the Boards of Directors of Eastern Bank since February 2014, OneWater Marine Inc. (Nasdaq: ONEW) since May 2020, Rite Aid (NYSE: RAD) since September 2020 and Mattress Warehouse since February 2023 , and serves as the chair of the Compensation Committee for OneWater Marine Inc., as the chair of the Nominating and Governance Committee of Rite Aid and as the chair of the Risk, Trust, Innovation and Charitable Foundation Committees of Eastern Bank. From April 2018 to March 2020, she served as EVP, Chief Marketing Officer North America at Hudson’s Bay Company (TSX: HBC). Prior to her time at Hudson’s Bay Company, she was EVP, Membership, Marketing & Analytics at BJ’s Wholesale Club (NYSE: BJ) from July 2012 to December 2016. Before joining BJ’s Wholesale Club, she served as Chief Marketing Officer at Swipely, now called Upserve, from August 2011 to July 2012 and prior to that, she served as SVP, Marketing at CVS Health (NYSE: CVS) from 2000 to August 2011. Early in her career, she was a Professor at Columbia University from July 1989 to July 1992 and The University of Rhode Island from July 1992 to July 2000. In addition, she was an Adjunct Professor at The Wharton School at The University of Pennsylvania from January 2015 to May 2018. She received a Bachelor of Science, a Master of Science and a Ph.D. in Marketing from The University of Pennsylvania, The Wharton School. We believe Ms. Harlam is qualified to serve as a member of our Board due to her experience in the consumer packaged goods and retail industries as well as her expertise in marketing.

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

Susan Lattmann has served as a director since February 2022. Ms. Lattman has served on the board of directors of Superior Group of Companies (Nasdaq: SGC) since February 2024, Farmer Focus, a private organic chicken company since November 2021, and Landsea Homes Corporation (Nasdaq: LSEA) from December 2021 through June 2023. She currently is a member of the nominating and governance committee of SGC and serves as the chair of the audit committee for Farmer Focus.  Ms. Lattmann is currently the chief financial officer for The Row, an international luxury apparel retailer since July 2021. Previously, she worked for Bed Bath & Beyond Inc. (Nasdaq: BBBY), from 1996 to 2019, where she held several roles, including chief financial officer and chief administrative officer. She began her professional career with Arthur Andersen LLP. Ms. Lattmann received her Bachelor of Science degree with honors from Bucknell University and is a certified public accountant. We believe Ms. Lattmann is qualified to serve as a member of our Board due to her extensive financial and leadership experience.

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

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mr. Kurtz, Ms. Lattmann and Ms. Liebel. Ms. Lattmann serves as Chairperson of the committee. Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”) and SEC rules and financially literate under the Nasdaq Rules. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Ms. Lattmann is an “audit committee financial expert” under the rules of the SEC. The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2023 Annual Meeting of Stockholders that was filed with the SEC on June 2, 2023.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors, and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of the copies of such forms and amendments thereto, we believe that, during 2023, none of our officers, directors, and greater than 10% beneficial owners failed to file on a timely basis the reports required by Section 16(a).

Insider Trading Arrangements and Policies

Rule 10b5-1 Trading Arrangement

None

Item 11. Executive Compensation.

The following Compensation Discussion and Analysis describes the material elements of compensation for the following individuals who served as our name executive officers for the year that ended on December 31, 2023 (“Named Executive Officer”), which consists of our Co-Chief Executive Officers, up to two other most highly compensated executive officers who were serving as executive officers as of December 31, 2023, and up to two additional individuals who would have been most highly compensated executive officers but for the fact that such individual was not serving as an executive officer as of December 31, 2023 are:

•	Yaniv Sarig, our Former Chief Executive Officer;

•	Joseph A. Risico, our Co-Chief Executive Officer;

•	Arturo Rodriguez, our Co-Chief Executive Officer and Chief Financial Officer; and

•	Roi Zahut, our Chief Technology Officer

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our Named Executive Officers for the fiscal years-ended December 31, 2022 and 2023:

		Salary/Fees	Bonus	Stock Awards	All Other Compensation	Total
Name and principal position	Year	$	$	$(1)	$	$
Yaniv Sarig(2)	2023	50,105	—	—	352,904	403,009
Former President and Chief Executive Officer	2022	349,999	—	1,051,900	19,227	1,421,126
Joseph A. Risico	2023	314,403	—	834,059	8,680	1,157,142
Co-Chief Executive Officer	2022	310,000	—	977,768	8,309	1,296,077
Arturo Rodriguez	2023	314,393	—	834,059	859	1,149,311
Co-Chief Executive Officer and Chief Financial Officer	2022	310,000	—	977,768	879	1,288,647
Roi Zahut	2023	310,011	—	521,897	7,853	839,761
Chief Technology Officer	2022	310,000	—	977,768	6,955	1,294,723

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

(2)	On July 26, 2023, Yaniv Sarig resigned as Chief Executive Officer of the Company and from the Board, effective as of July 26, 2023. In connection with his departure, Mr. Sarig and the Company entered into a Separation and Release Agreement, effective July 26, 2023 (the “Separation and Release Agreement”). Pursuant to the Separation and Release Agreement, Mr. Sarig was entitled to a lump sum payment of $350,000, which is included in All Other Compensation above. All of Mr. Sarig’s unvested equity awards were forfeited as of July 26, 2023.

Narrative Disclosure to Summary Compensation Table

Employment and Severance Agreements

Yaniv Sarig—We entered into an offer letter with Mr. Sarig, dated April 1, 2015. Pursuant to the offer letter, Mr. Sarig’s base salary was initially $120,000 per year. During his employment, Mr. Sarig has received various base salary adjustments and his salary at the beginning of 2021 was $300,000 per year, which was increased to $350,000 per year, effective May 1, 2021. In January 2023, we amended Mr. Sarig’s salary to be received in mostly Common Stock. Per the terms of that amendment, Mr. Sarig is to receive $60,000 in cash and $290,000 in common stock of the Company after adding a 1.15x multiplier which results in 331,104 shares being issued based on the 20-day average closing price of the Company’s common stock on January 18, 2023. The shares were subject to vesting and would have vested in full on January 19, 2024. On July 26, 2023, Yaniv Sarig resigned as Chief Executive Officer of the Company and from the Board, effective as of July 26, 2023. In connection with his departure, Mr. Sarig and the Company entered into a Separation and Release Agreement, effective July 26, 2023 (the “Separation and Release Agreement”). Pursuant to the Separation and Release Agreement, Mr. Sarig is entitled to a lump sum payment of $0.4 million. All of Mr. Sarig’s unvested equity awards were forfeited as of July 26, 2023.

Joseph A. Risico —We entered into an offer letter with Mr. Risico, dated February 8, 2018. Pursuant to the offer letter, Mr. Risico’s base salary was initially $250,000 per year. During his employment, Mr. Risico has received various base salary adjustments and his salary at the beginning of 2023 was $310,000 per year. Effective September 13, 2023, Mr. Risico received an increase in base salary to $325,000.

Arturo Rodriguez —We entered into an offer letter with Mr. Rodriguez, dated September 18, 2017. Pursuant to the offer letter, Mr. Rodriguez’s base salary was initially $250,000 per year. During his employment, Mr. Rodriguez has received various base salary adjustments and his salary at the beginning of 2023 was $310,000 per year.  Effective September 13, 2023, Mr. Rodriguez received an increase in base salary to $325,00.

Roi Zahut — We entered into an offer letter with Mr. Zahut, dated January 14, 2019. Pursuant to the offer letter, Mr. Zahut's base salary was initially $225,000 per year. During his employment, Mr. Zahut has received various base salary adjustments and his salary at the beginning of 2023 was $310,000 per year.

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

Bonuses

For the year-ended December 31, 2023, no bonuses were paid to our Named Executive Officers and none of our Named Executive Officers received any non-equity incentive compensation.

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

On January 19, 2023 and June 12, 2023, we granted 333,104 and 2,037,781 shares of our common stock subject to restricted stock awards to Mr. Sarig , respectively, pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), of which 28,135 shares vested immediately. The remaining 2,342,750 unvested shares were forfeited on July 26, 2023 when Mr. Sarig resigned from the Company.

On June 12, 2023, we granted 949,357 shares each of our common stock subject to restricted stock awards to Mr. Risico, Mr. Rodriguez and Mr. Zahut, respectively, pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”), of which 24,920 shares vested immediately for the respective recipients. Of the balance, 1/3rd of the shares of restricted common stock shall vest on June 11, 2024, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter.

On September 13, 2023, we granted 945,946 shares each of our common stock subject to restricted stock awards to Mr. Risico and Mr. Rodriguez, respectively, pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). Of the balance, 1/3rd of the shares of restricted common stock shall vest on September 13, 2024, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2023” table below.

Perquisites, Health, Welfare and Retirement Plans and Benefits

We provide healthcare coverage to our employees. In addition, we have adopted a 401(k) plan for eligible employees. However, we do not currently match any portion of the contributions made by our employees to the 401(k) plan.

Outstanding Equity Awards at December 31, 2023

The following table presents certain information concerning outstanding equity awards held by each of the Named Executive Officers at December 31, 2023:

		Option awards				Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (1) ($)
Yaniv Sarig (2)	6/30/2021	—	—	—	—	—	—
	5/27/2022	—	—	—	—	—	—
	1/19/2023	—	—	—	—	—	—
	6/12/2023	—	—	—	—	—	—
Joseph A. Risico	12/28/2018	26,937	—	9.72	12/28/2028	—	—
	6/30/2021	—	—	—	—	16,001	$5,600
	5/27/2022	—	—	—	—	139,736	$48,908
	6/12/2023	—	—	—	—	924,437	$323,553
	9/13/2023	—	—	—	—	945,946	$331,081
Arturo Rodriguez	9/15/2018	22,742	—	6.79	9/15/2028	—	—
	12/28/2018	102,564	—	9.72	12/28/2028	—	—
	6/30/2021	—	—	—	—	16,001	$5,600
	5/27/2022	—	—	—	—	139,736	$48,908
	6/12/2023	—	—	—	—	924,437	$323,553
	9/13/2023	—	—	—	—	945,946	$331,081
Roi Zahut	6/12/2019	21,165	—	10.00	6/12/2029	—	—
	6/30/2021	—	—	—	—	16,001	$5,600
	5/27/2022	—	—	—	—	139,736	$48,908
	6/12/2023	—	—	—	—	924,437	$323,553

(1)

Represents the market value of the unvested shares underlying the restricted stock awards as of December 31, 2023, based on the closing price of our common stock on such date, as reported on the Nasdaq Capital Market, which was $0.35 per share. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

(2)	On July 26, 2023, Yaniv Sarig resigned as Chief Executive Officer of the Company and from the Board, effective as of July 26, 2023. All of Mr. Sarig’s unvested equity awards were forfeited as of July 26, 2023.

Non-Employee Director Compensation

Effective August 1, 2021, our compensation committee of the Board (the “Compensation Committee”) approved a formal non-employee director compensation policy. Pursuant to such policy, our non-employee directors were paid the following amounts for the year-ended December 31, 2023 (prorated for service for a partial year), which, at each director’s election was payable one-third in cash and two-thirds in shares of restricted common stock: (i) $150,000 per year to each director; (ii) $25,000 per year to the chairperson of the Board; (iii) $15,000 per year to the chairperson of the Audit Committee; (iv) $10,000 per year to the chairperson of each of the Compensation Committee and the nominating and corporate governance committee of the Board (the “Nominating and Corporate Governance Committee”); (v) $7,500 per year to other members of the Audit Committee; and (vi) $5,000 to other members of each of the Compensation Committee or the Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee was disbanded as of January 1, 2024 with its responsibilities being assumed by the full Board and the independent directors of the Board as appropriate.

On and effective, July 26, 2023, in connection with the appointment of Messrs. Risico and Rodriguez as Co-Chief Executive Officers, Mr. Kurtz and the Company entered into an Advisor Agreement, effective July 26, 2023 (the “Advisor Agreement”), pursuant to which Mr. Kurtz acts as an advisor to senior management of the Company. The initial term of the Advisor Agreement was six months and, subject to the agreement of the Company and Mr. Kurtz the Advisor Agreement was extended for an additional six month period. Mr. Kurtz is paid $10,000 per month for his services pursuant to the Advisor Agreement.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year-ended December 31, 2023:

	Fees Earned or Paid in Cash	Option Awards	Stock Awards	All Other Compensation	Total
Name(1)	$	$(2)	$(3)	$	$
Bari A. Harlam	$65,000	—	$89,189	—	$154,189
Susan Lattmann	$70,000	—	$89,189	—	$159,189
Sarah Liebel	$62,500	—	$89,189	—	$151,689
William H. Kurtz	$144,435	—	$89,189	—	$233,624
Cynthia Williams	$72,500	—	$89,189	—	$161,689

(1)

Yaniv Sarig, our Former President and Chief Executive Officer and one of our Named Executive Officers, is not included in this table as he was an employee of ours and therefore receives no compensation for his service as a director. Joseph A. Risico, Co-Chief Executive Officer and Arturo Rodriguez, Co-Chief Executive Officer and Chief Financial Officer are current employees and therefore receive no compensation for service as directors. Mr. Sarig’s, Mr. Risico’s and Mr. Rodriguez’s compensation is included in the section entitled “Summary Compensation Table” of this Annual Report on Form 10-K above.

(2)

The amounts in this column represent the aggregate grant date fair value of the option awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the stock options, the exercise of the stock options or the sale of the common stock underlying such stock options. As of December 31, 2023, none of our non-employee directors held options to purchase shares of common stock.

(3)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards. As of December 31, 2023, our non-employee directors held the following number of shares of restricted common stock: Ms. Harlam 202,702 shares; Ms. Lattmann 223,280; Ms. Liebel 223,280; Mr. Kurtz; 202,702 and Ms. Williams 236,998 shares.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of three directors, each of whom is a non-employee director: Ms. Harlam, Mr. Kurtz and Ms. Williams with Ms. Harlam serving as the Chairperson of the Compensation Committee. During 2023, none of the foregoing were an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2023 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2023. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(c)(2)
Equity compensation plans approved by security holders(3)(4)	165,110	$9.76	1,283,058
Equity compensation plans not approved by security holders(5)	31,194	$6.28	2,304,353
Total	196,304	$9.21	3,587,411

(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2023.

(2)	Consists entirely of shares of common stock that remain available for future issuance under the 2018 Plan as of December 31, 2023.

(3)	Consists of options outstanding as of December 31, 2023 under the 2018 Plan.

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

(5)	Consists of options outstanding as of December 31, 2023 under the 2014 Plan and securities remaining available for future issuance for the 2014 Plan and the Inducement Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of December 31, 2023, with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;

•	each of the Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our common stock.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Section 16 filings and/or Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any beneficial owner of more than five percent of our common stock as of March 14, 2023. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

We have determined beneficial ownership in accordance with the rules of the SEC. We have deemed shares of our common stock subject to warrants and options that are currently exercisable or exercisable within 60 days of March 14, 2023 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership of our common stock is based on 90,097,372 shares of our common stock outstanding as of December 31, 2023.

Changes in Control

The Company is not aware of any arrangements, including by pledge by any person of securities of the Company, of any operation which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Aterian, Inc., 350 Springfield Avenue, Suite 200, Summit, NJ 07901.

	Beneficial Ownership of Common Stock
Name and Address of Beneficial Owners	Number of Shares		%(1)
Greater than 5% Stockholders:
Armistice Capital Master Fund Ltd.	14,080,303	(2)	13.3%
520 Madison Avenue, 7th Floor, New York, NY 10022
Named Executive Officers and Directors:
Arturo Rodriguez	2,418,545	(3)	2.6%
Joseph Risico	2,403,977	(4)	2.6%
Roi Zahut	1,345,096	(5)	1.5%
William Kurtz	270,270	(6)	*
Bari A. Harlam	306,395	(7)	*
Susan Lattmann	374,193	(8)	*
Cynthia Williams	396,670	(9)	*
Sarah Liebel	299,193	(10)	*
All current executive officers and directors as a group (9 persons)	8,826,728	(11)	9.6%

*	Denotes less than 1%.

(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the number of shares of common stock outstanding as of March 14, 2024, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 14, 2024.

(2)

Comprised of 14,080,303 warrants that are exercisable within 60 days after March 15, 2024. The securities are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)

Mr. Rodriguez’s holdings consist of (i) 284,123 shares of common stock held directly, (ii) 125,306 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 15, 2024, (iii) 1,994,831 shares of restricted common stock that are subject to vesting, and (iv) 14,285 of warrants that are exercisable within 60 days after March 15, 2024. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(4)

Mr. Risico's holdings consist of (i) 334,590 shares of common stock held directly, (ii) 26,937 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 15, 2024, (iii) 1,994,831 shares of restricted common stock that are subject to vesting, and (iv) 47,619 of warrants that are exercisable within 60 days after March 15, 2024. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(5)

Mr. Zahut’s holdings consist of (i) 267,903 shares of common stock held directly, (ii) 21,165 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 15, 2024 (iii) 1,048,885 shares of restricted common stock that are subject to vesting and (iv) 7,143 of warrants that are exercisable within 60 days after March 15, 2024. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(6)

Comprised of: (i) 135,135 shares of common stock held directly, and (ii) 135,135 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(7)

Comprised of: (i) 171,260 shares of common stock held directly, and (ii) 135,135 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(8)

Comprised of: (i) 218,480 shares of common stock held directly, and (ii) 155,713 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(9)

Comprised of: (i) 227,239 shares of common stock held directly, and (ii) 169,431 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(10)	Comprised of: (i) 143,480 of shares of common stock held directly, and (ii) 155,713 shares of restricted common stock have voting rights irrespective of any vesting requirements.

(11)

Comprised of shares included under “Named Executive Officers and Directors”, and the following held by one of our other executive officers: (i) 71,144 shares of common stock held directly,  and (ii) 941,245 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the director and executive officer compensation arrangements discussed in Part II, Item 8 of this Annual Report on Form 10-K, there have not been any transactions since January 1, 2023 that need to be reported.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy, effective as of June 14, 2019, administered by the Audit Committee. This policy applies, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), to any transaction or series of transactions in which the Company is a participant, the amount involved exceeds $120,000, and a related person has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. A related person is any individual who is, or who has been at any time since the beginning of our last fiscal year, one of our directors or executive officers, or a nominee to become one of our directors, any person known to be the beneficial owner of more than 5% of any class of our voting securities or any immediate family member of any of the foregoing persons. Additionally, any firm, corporation or other entity by which any of the foregoing persons is employed or in which such person is a general partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest, will also be deemed to be a related person. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. As provided by our audit committee charter, our Audit Committee is responsible for reviewing and approving in advance any related party transaction.

Transactions requiring review are referred to the Audit Committee for approval, ratification or other action.

Corporate Governance

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mses. Harlam, Lattmann, Liebel and Williams and Mr. Kurtz are independent directors as defined under the Nasdaq Rules. Messrs. Risico and Rodriguez are not independent under the Nasdaq Rules as a result of their positions as our Co-Chief Executive Officers.

Item 14. Principal Accounting Fees and Services

The following table represents aggregate fees billed to us for the fiscal years-ended December 31, 2022 and December 31, 2023 by Deloitte & Touche LLP, our independent registered public accounting firm for such periods. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2022	2023
Audit Fees(1)	$1,524,207	$979,611
Tax Fees (2)	89,638	65,500
All Other Fees(3)	4,126	—
Total Fees	$1,617,971	$1,045,111

(1)

Audit fees consist of actual fees for professional services performed by Deloitte & Touche LLP for the audit of our 2022 and 2023 annual financial statements and the review of quarterly financial statements for 2022 and 2023. Audit fees also include $256,171 of 2022 fees for professional services performed by Deloitte & Touche LLP for reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with regulatory filings or engagements. No such fees were incurred during 2023.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

Financial Statements

The Company’s consolidated financial statements are included beginning on page F-1.

Financial Statement Schedules

Financial statement schedules have been omitted because they are not applicable, not required or the information required is included in the Company’s consolidated financial statements or notes thereto.

Exhibits

The following exhibits have been filed or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1†	Asset Purchase Agreement, dated December 1, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2021	2.1

2.2†	Asset Purchase Agreement, dated February 2, 2022, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2021	2.1

2.3†	Asset Purchase Agreement, dated May 5, 2022, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2022	2.1

2.4†	Stock Purchase Agreement, dated May 5, 2022, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2022	2.2

3.3	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2022	3.2

3.4	Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2022	3.3

3.2	Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/1/2022	3.2

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2020	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2020	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2020	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2020	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2020.	S-1	333-231381	5/10/2020	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2020, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2020	4.6

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2021.	10-Q	001-38937	11/9/2021	4.7

4.8	Form of Warrant to Purchase Stock, dated December 22, 2022.	8-K	001-38937	12/27/2022	4.1

4.9	Description of Securities of Aterian, Inc.	10-K	001-38937	03/16/2023	4.9

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2020	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2020	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2020	10.3

10.4#	Amended and Restated 2018 Equity Incentive Plan.	S-8	333-232087	5/28/2921	10.3

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2020	10.5

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-8	333-232087	6/12/2020	10.4

10.7#	Amended and Restated Aterian, Inc. 2020 Equity Plan.	S-1	333-256635	5/28/2022	10.17

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Aterian, Inc. 2020 Equity Plan).	S-1	333-231381	5/10/2020	10.18

10.9#+	Employment Agreement dated May 14, 2018, by and between Aterian Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2020	10.10

10.10#+	Employment Agreement dated January 1, 2016, by and between Aterian Group, Inc. and Mihal Chaouat-Fix.	S-1	333-231381	5/10/2020	10.11

10.11#	Employment Agreement dated April 1, 2015, by and between Aterian Group, Inc. and Yaniv Sarig.	S-1	333-231381	5/10/2020	10.14

10.12#	Independent Contractor Agreement dated August 14, 2017, by and between Aterian Group, Inc. and Tomer Pascal.	S-1	333-231381	5/10/2020	10.15

10.13#+	Employment Agreement dated November 27, 2018, by and between Aterian Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2020	10.16

10.14	Restated Voting Agreement dated March 13, 2020, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Aterian, Inc.	S-1	333-231381	5/10/2020	10.19

10.15	Lock-Up, Voting and Standstill Agreement, dated December 1, 2021, by and between Aterian, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2021	10.3

10.16+	Non-Negotiable Promissory Note, dated December 1, 2021, from Aterian, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2021	10.4

10.17	Lock-Up, Voting and Standstill Agreement, dated February 2, 2022, by and between Aterian Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2022	10.3

10.18+	Manufacturing Supply Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Healing Solutions, LLC.	8-K	001-38937	2/3/2022	10.4

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.19+	Consulting Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Richard Perry.	8-K	001-38937	2/3/2022	10.5

10.20+	Consulting Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Christopher Marshall.	8-K	001-38937	2/3/2022	10.6

10.21+	Consulting Agreement, dated February 2, 2022, by and between Aterian Group, Inc. and Quinn McCullough.	8-K	001-38937	2/3/2022	10.7

10.22+	Transition Services Agreement, dated February 2, 2022, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2022	10.8

10.23	Voting and Standstill Agreement, dated May 5, 2022, by and between Aterian, Inc. and Squatty Potty, LLC.	8-K	001-38937	5/11/2022	10.1

10.24+	Consulting Agreement, dated May 5, 2022, by and between Aterian Group, Inc. and Bernie Kropfelder.	8-K	001-38937	5/11/2022	10.2

10.25+	Consulting Agreement, dated May 5, 2022, by and between Aterian Group, Inc. and Tani Alger.	8-K	001-38937	5/11/2022	10.3

10.26+	Consulting Agreement, dated May 5, 2022, by and between Aterian Group, Inc. and Jeff Ela.	8-K	001-38937	5/11/2022	10.4

10.27+	Transition Services Agreement, dated May 5, 2022, by and between Squatty Potty, LLC and Truweo, LLC.	8-K	001-38937	5/11/2022	10.5

10.28	Shareholder Agreement, dated May 5, 2022, by and between Aterian, Inc. and Josef Eitan.	8-K	001-38937	5/11/2022	10.6

10.29	Shareholder Agreement, dated May 5, 2022, by and between Aterian, Inc. and Ran Nir.	8-K	001-38937	5/11/2022	10.7

10.30	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2022, by and between Aterian, Inc. and Healing Solutions LLC.	10-Q	001-38937	8/9/2022	10.15

10.31	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2022, by and between Aterian, Inc. and 9830 Macarthur LLC.	10-Q	001-38937	8/9/2022	10.16

10.32+	Credit and Security Agreement, dated as December 22, 2022, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties”, the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent	8-K	001-38937	12/27/2022	10.1

10.33	Amended Yaniv Sarig Employment Agreement	10-K	001-38937	03/16/2023	10.33

10.34#	Amendment to Joseph A. Risico Employment Agreement	10-Q	001-38937	11/08/2023	10.1

10.35#	Amendment to Arturo Rodriguez Employment Agreement	10-Q	001-38937	11/08/2023	10.2

10.36	Advisor Agreement, dated July 26, 2023, by and between Aterian, Inc. and William Kurtz.	8-K	001-38937	07/27/2023	10.2

19.1*	Insider Trading Policy

21.1 *	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.3*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

ATERIAN, INC.

By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Co-Chief Executive Officer and Chief Financial Officer

Date:	March 19, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Arturo Rodriguez and Joseph A. Risico, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Joseph A. Risico	Co-Chief Executive Officer and Director	March 19, 2024
Joseph A. Risico

/s/ Arturo Rodriguez	Co-Chief Executive Officer and Chief Financial Officer and Director	March 19, 2024
Arturo Rodriguez

/s/ William Kurtz	Director	March 19, 2024
William Kurtz

/s/ Susan Lattmann	Director	March 19, 2024
Susan Lattmann

/s/ Sarah Liebel	Director	March 19, 2024
Sarah Liebel

/s/ Cynthia Williams	Director	March 19, 2024
Cynthia Williams

/s/ Bari Harlam	Director	March 19, 2024
Bari Harlam