Form 10-Q
period 2024-03-31
Aterian, Inc.
filed 2024-05-15
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 8, 2024, the registrant had 8,435,679 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” "would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the Securities and Exchange Commission (the SEC) on March 19, 2024. You should carefully consider that information before you make an investment decision.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2023	March 31, 2024
ASSETS
Current assets:
Cash	$20,023	$17,545
Accounts receivable, net	4,225	2,382
Inventory	20,390	18,520
Prepaid and other current assets	4,998	5,138
Total current assets	49,636	43,585
Property and equipment, net	775	748
Other intangibles, net	11,320	10,955
Other non-current assets	138	386
Total assets	$61,869	$55,674
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$11,098	$9,396
Accounts payable	4,190	4,058
Seller notes	1,049	903
Accrued and other current liabilities	9,110	7,989
Total current liabilities	25,447	22,346
Other liabilities	391	378
Total liabilities	25,838	22,724
Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 7,508,246 and 7,656,044 shares outstanding at December 31, 2023 and March 31, 2024, respectively (*)	9	9
Additional paid-in capital	736,675	738,805
Accumulated deficit	(699,815)	(704,977)
Accumulated other comprehensive loss	(838)	(887)
Total stockholders’ equity	36,031	32,950
Total liabilities and stockholders' equity	$61,869	$55,674

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2023	2024
Net revenue	$34,879	$20,214
Cost of goods sold	15,782	7,046
Gross profit	19,097	13,168
Operating expenses:
Sales and distribution	20,226	13,214
Research and development	1,247	—
General and administrative	5,959	5,232
Impairment loss on intangibles	16,660	—
Total operating expenses	44,092	18,446
Operating loss	(24,995)	(5,278)
Interest expense, net	371	323
Change in fair value of warrant liability	354	(517)
Other expense, net	54	7
Loss before income taxes	(25,774)	(5,091)
Provision for income taxes	26	71
Net loss	$(25,800)	$(5,162)
Net loss per share, basic and diluted	$(4.03)	$(0.76)
Weighted-average number of shares outstanding, basic and diluted (*)	6,394,905	6,789,955

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2024
Net loss	$(25,800)	$(5,162)
Other comprehensive loss:
Foreign currency translation adjustments	129	(49)
Other comprehensive loss	129	(49)
Comprehensive loss	$(25,671)	$(5,211)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2023
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2023	6,729,533	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(25,800)	—	(25,800)
Issuance of shares of restricted common stock	55,678	—	—	—	—	—
Forfeiture of shares of restricted common stock	(48,860)	—	—	—	—	—
Issuance of common stock	25,000	—	290	—	—	290
Stock-based compensation expense	—	—	2,196	—	—	2,196
Other comprehensive income	—	—	—	—	129	129
BALANCE—March 31, 2023	6,761,351	$8	$730,825	$(651,051)	$(1,015)	$78,767

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

	Three Months Ended March 31, 2024
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2024	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(5,162)	—	(5,162)
Issuance of shares of restricted common stock	11,668	—	—	—	—	—
Forfeiture of shares of restricted common stock	(42,650)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	1,460	—	—	1,460
Other comprehensive income	—	—	—	—	(49)	(49)
BALANCE—March 31, 2024	7,656,044	$9	$738,805	$(704,977)	$(887)	$32,950

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2023	2024
OPERATING ACTIVITIES:
Net loss	$(25,800)	$(5,162)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,762	428
Provision for sales returns	(223)	64
Amortization of deferred financing cost and debt discounts	106	83
Stock-based compensation	2,317	1,667
Change in deferred tax balance	—	(5)
Change in inventory provisions	(1,023)	(976)
Loss (gain) in connection with the change in warrant fair value	354	(517)
Impairment loss on intangibles	16,660	—
Changes in assets and liabilities:
Accounts receivable	1,028	1,843
Inventory	4,312	2,846
Prepaid and other assets	751	249
Accounts payable, accrued and other liabilities	(7,661)	(526)
Cash used in operating activities	(7,417)	(6)
INVESTING ACTIVITIES:
Purchase of intangibles and fixed assets	(33)	(36)
Purchase of Step and Go assets	(125)	—
Purchase of minority equity investment	—	(200)
Cash used in investing activities	(158)	(236)
FINANCING ACTIVITIES:
Repayments on note payable to Smash	(398)	(153)
Borrowings from MidCap credit facilities	20,549	11,453
Repayments for MidCap credit facilities	(22,602)	(13,244)
Insurance obligation payments	(534)	(254)
Cash provided (used) by financing activities	(2,985)	(2,198)
Foreign currency effect on cash, cash equivalents, and restricted cash	129	(49)
Net change in cash and restricted cash for the year	(10,431)	(2,489)
Cash and restricted cash at beginning of year	46,629	22,195
Cash and restricted cash at end of year	$36,198	$19,706
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	33,911	17,545
Restricted Cash—Prepaid and other current assets	2,158	2,032
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$36,198	$19,706

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$538	$402
Cash paid for taxes	$—	$3
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$321	$620
Non-cash minority equity investment	$—	$50

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2023 and 2024 (Unaudited)

(In thousands, except share and per share data)

1.	COMPANY OVERVIEW

Aterian, Inc. (the "Company") is a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon and Walmart. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

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

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the three months ended March 31, 2024, we incurred a net loss of $5.2 million and used net cash flows in our operations of $6 thousand. In addition, as of March 31, 2024, we had unrestricted cash and cash equivalents of $17.5 million available to fund our operations and an accumulated deficit of $705.0 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 6, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of March 31, 2024, and expect to remain in compliance through at least March 31, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. However, with our short history of forecasting our business following the onset of the COVID-19 global pandemic, the current global inflation, related global supply chain disruptions and uncertain consumer demand, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• The Company's plan is to continue to closely monitor our operating forecast, to pursue our M&A strategy, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company has enacted a strategy to reduce the number of SKUs it sells and will no longer be pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

The Company has initiated two restructuring programs over the last 12 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy. During the three months ending March 31, 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 6, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

Nasdaq Listing - On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement (the “Extension Notice”).

On August 11, 2023, Aterian's shareholders approved discretionary authority to our Board to (A) amend our Amended and Restated Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of our common stock, par value $0.0001 per share, pursuant to which the shares of Common Stock would be combined and reclassified at ratios within the range from 1-for-2 up to 1-for-30 and (B) determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share of Common Stock as of the time when those entitled to receive such fractions are determined, or to entitle stockholders to receive from our transfer agent, in lieu of any fractional share, the number of shares of Common Stock rounded up to the next whole number, and to amend our Amended and Restated Certificate of Incorporation in connection therewith.

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to affect a 1 - 12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data has been retroactively adjusted to reflect the Reverse Stock Split.

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year-ended December 31, 2023, respectively.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $0.6 million for the three months ended March 31, 2024.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  March 31, 2024 and the results of its operations and its cash flows for the periods ended March 31, 2024 and 2023. The financial data and other information disclosed in these notes related to the three months ended March 31, 2024 and 2023 are also unaudited. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

The Condensed Consolidated Balance Sheet as of December 31, 2023, presented herein, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. These unaudited Condensed Consolidated Interim Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2024, other than with respect to the new accounting pronouncements adopted as described in Note 2, Recent Accounting Pronouncements.

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

Restricted Cash—As of December 31, 2023, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Consolidated Balance Sheets, $2.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Consolidated Balance Sheets.

As of March 31, 2024, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets and $2.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for doubtful accounts. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for bad and doubtful receivables. As of  December 31, 2023 and March 31, 2024, the Company had an allowance for doubtful accounts of $0.1 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million at December 31, 2023 and $0.3 million at March 31, 2024, which is included in accrued liabilities and represents the expected value of the refund that will be due to its customers.

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

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended March 31, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$31,962	$1,516	$33,478
Other	1,401	—	1,401
Total net revenue	$33,363	$1,516	$34,879

	Three Months Ended March 31, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$18,720	$145	$18,865
Other	1,349	—	1,349
Total net revenue	$20,069	$145	$20,214

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$5,349	$3,204
Kitchen appliances	6,371	1,920
Health and beauty	4,857	3,313
Personal protective equipment	509	—
Cookware, kitchen tools and gadgets	3,620	1,395
Home office	2,667	2,031
Housewares	6,209	4,885
Essential oils and related accessories	4,588	3,208
Other	709	258
Total net revenue	$34,879	$20,214

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of March 31, 2024.

For the three months ending March 31, 2023, total impairment loss on intangibles was approximately $16.7 million. There was no triggering events to test intangibles for impairment loss during the three months ended March 31, 2024.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At March 31, 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2023 and March 31, 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

The fair value of the stock purchase warrants issued in connection with the Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes model. Inputs used to determine the estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the stock purchase warrants should be classified as liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,023	$—	$—
Restricted Cash	2,172	—	—
Liabilities:
Fair value of warrant liability	—	—	1,033

	March 31, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$17,545	$—	$—
Restricted cash	2,161	—	—
Liabilities:
Fair value of warrant liability	—	—	516

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the year-ended  December 31, 2023 and the three months ended March 31, 2024 is as follows (in thousands):

December 31, 2023
Warrants liability as of January 1, 2023	$3,473
Change in fair value of warrants	(2,440)
Warrants liability as of December 31, 2023	$1,033

March 31, 2024
Warrants liability as of January 1, 2024	$1,033
Change in fair value of warrants	(517)
Warrants liability as of March 31, 2024	$516

Adopted Accounting Standards

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

3.	INVENTORY

Inventory consisted of the following as of  December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Inventory on-hand	$18,980	$17,609
Inventory in-transit	1,410	911
Inventory	$20,390	$18,520

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $5.0 million and $3.6 million as of December 31, 2023 and March 31, 2024, respectively.

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Prepaid inventory	$619	$820
Restricted cash	2,043	2,032
Prepaid insurance	1,355	866
Prepaid freight forwarder	100	158
Other	881	1,262
Prepaid and Other Current Assets	$4,998	$5,138

5.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
Accrued compensation costs	$140	$169
Accrued professional fees and consultants	310	220
Accrued logistics costs	149	177
Product related accruals	644	579
Sales tax payable	1,019	1,011
Sales return reserve	233	297
Accrued fulfillment expense	821	705
Accrued insurance	187	38
Federal payroll taxes payable	1,243	1,243
Accrued interest payable	146	78
Warrant liability	1,033	516
All other accruals	3,185	2,956
Accrued and current liabilities	$9,110	$7,989

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

6.	CREDIT FACILITY, TERM LOANS AND WARRANTS

MidCap Credit Facility

On December 22, 2021, the Company entered into a Credit and Security Agreement (the “Credit Agreement”) together with certain of its subsidiaries party thereto as borrowers, the entities party thereto as lenders, and Midcap Funding IV Trust, as administrative agent, pursuant to which, among other things, (i) the Lenders agreed to provide a three year revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) the Company agreed to issue to MidCap Funding XXVII Trust a warrant (the “Midcap Warrant”) to purchase up to an aggregate of 16,667 shares of common stock of the Company, par value $0.0001 per share, in exchange for the Lenders extending loans and other extensions of credit to the Company under the Credit Agreement.

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

The Midcap Warrant has an exercise price of $56.40 per share, subject to adjustment for stock splits, reverse stock splits, stock dividends and similar transactions, is immediately exercisable, has a term of ten years from the date of issuance and is exercisable on a cash or cashless basis.

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

The Company is in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2023 and  March 31, 2024.

The Company’s credit facility consisted of the following as of December 31, 2023 and March 31, 2024 (in thousands):

	December 31, 2023	March 31, 2024
MidCap Credit Facility	$11,515	$9,815
Less: deferred debt issuance costs	(226)	(265)
Less: discount associated with issuance of warrants	(191)	(154)
Total MidCap Credit Facility	$11,098	$9,396

Interest Expense, Net

Interest expense, net consisted of the following for the three months ended March 31, 2023 and 2024 (in thousands):

	Three Months Ended March 31,
	2023	2024
Interest expense	$596	$393
Interest income	(225)	(70)
Total interest expense, net	$371	$323

Securities Purchase Agreement and Warrants

On March 1, 2022, the Company entered into Securities Purchase Agreements (the “Purchase Agreements”) with certain accredited investors identified on the signature pages to the Purchase Agreements (collectively, the “Purchasers”) pursuant to which, among other things, the Company issued and sold to the Purchasers, in a private placement transaction (the “2022 Private Placement”), (i) 536,361 shares of the Company’s common stock (the “Shares”), and accompanying warrants to purchase an aggregate of 402,271 shares of common stock, and (ii) prefunded warrants to purchase up to an aggregate of 251,155 shares of common stock (the “Prefunded Warrants”) and accompanying warrants to purchase an aggregate of 188,366 shares of common stock. The accompanying warrants to purchase common stock are referred to herein collectively as the “Common Stock Warrants”, and the Common Stock Warrants and the Prefunded Warrants are referred to herein collectively as the “Warrants”. Under the Purchase Agreements, each Share and accompanying Common Stock Warrant were sold together at a combined price of $34.92, and each Prefunded Warrant and accompanying Common Stock Warrant were sold together at a combined price of $34.92, for gross proceeds of approximately $27.5 million. In connection with the 2022 Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Purchasers, pursuant to which the Company agreed to register for resale the Shares, as well as the shares of common stock issuable upon exercise of the Warrants (the “Warrant Shares”). Under the Registration Rights Agreement, the Company agreed to file a registration statement covering the resale by the Purchasers of the Shares and Warrant Shares within 30 days following the agreement date. The Company filed such resale registration statement on March 28, 2022, and it was declared effective by the SEC on April 8, 2022.

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of March 31, 2024, the Company has $0.5 million as the liability related to the Warrants.

7.	STOCK-BASED COMPENSATION

The Company has four equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of March 31, 2024, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of March 31, 2024, 1,549,096 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of March 31, 2024, 189,586 shares were reserved for future issuance under the Inducement Plan.

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

Reverse Stock Split

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to affect a 1 - 12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The reverse stock split is deemed an equity restructuring pursuant to ASC 718, Compensation - Stock Compensation. The Company's equity plans incorporate anti-dilutive provisions for existing equity awards, including restricted stock and stock options, to maintain the value of all awards post-reverse stock split. Consequently, there was no change in the fair value of the awards attributable to the reverse stock split, and no impact on stock-based compensation for the three months ending March 31, 2024.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data has been retroactively adjusted to reflect the Reverse Stock Split.

The following is a summary of stock option activity during the three months ended March 31, 2024:

	Options Outstanding
	Number of Options (*)	Weighted- Average Exercise Price (*)	Weighted- Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Balance—January 1, 2024	16,365	$110.51	5.00	$—
Options granted	—	$—	—	$—
Options exercised	—	$—	—	$—
Options canceled	(426)	$93.71	—	$—
Balance—March 31, 2024	15,939	$110.96	4.57	$—
Exercisable as of March 31, 2024	15,939	$110.96	4.57	$—
Vested and expected to vest as of March 31, 2024	15,939	$110.96	4.57	$—

(*) The number of options and exercise price per share have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

As of March 31, 2024, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the three months ended March 31, 2024 is as follows:

Restricted Stock Awards	Shares (*)	Weighted Average Grant-Date Fair Value (*)
Nonvested at January 1, 2024	840,815	$9.73
Granted	11,668	$3.97
Vested	(51,168)	$25.58
Forfeited	(42,650)	$11.24
Nonvested at March 31, 2024	758,665	$8.49

(*) The number of shares and grant date fair value per share have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

As of March 31, 2024, the total unrecognized compensation expense related to unvested shares of restricted common stock was $5.4 million, which the Company expects to recognize over an estimated weighted-average period of 2.1 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three months ended March 31, 2023 and 2024 (in thousands):

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Sales and distribution expenses	$671	$299
Research and development expenses	434	—
General and administrative expenses	1,212	1,368
Total stock-based compensation expense	$2,317	$1,667

8.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2024
Net loss	$(25,800)	$(5,162)
Weighted-average number of shares used in computing net loss per share, basic and diluted	6,394,905	6,789,955
Net loss per share, basic and diluted	$(4.03)	$(0.76)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	1,979,594	2,074,627

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

9.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of  December 31, 2023 and March 31, 2024, the Company estimates that the potential liability, including current sales tax payable is approximately $1.0 million, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within prepaid and other current assets on its Consolidated Financial Statements during the year-ended December 31, 2022 and December 31, 2023. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of March 31, 2024.

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

Mueller Action—In October 2021, the Company received a class action notification and pre-lawsuit demand letter demanding corrective action with respect to the marketing, advertising and labeling of certain products under the Mueller brand (the “Mueller Action”). In April 2022, the parties reached an agreement in principle to resolve this potential action for $0.5 million in cash and $0.3 million worth of coupons, which the Company accrued $0.8 million in the three months ended March 31, 2022, subject to court approval. The court preliminarily approved the settlement on August 3, 2023 and final approval was granted May 8, 2024.

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

Leases—The Company’s minimum lease liabilities have not changed significantly during the three months ended March 31, 2024.

10.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2023 and March 31, 2024 (in thousands):

	January 1, 2023	Year-Ended December 31, 2023		December 31, 2023	December 31, 2023
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$62,202	$—	$(39,728)	$(15,335)	$7,140
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(1,520)	4,180
Other	700	—	—	(700)	—
Total intangibles	$68,625	$—	$(39,728)	$(17,578)	$11,320

	January 1, 2024	Three Months Ended March 31, 2024		March 31, 2024	March 31, 2024
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$—	$(14,406)	$6,879
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(1,662)	4,038
Software	—	38	—	—	38
Other	700	—	—	(700)	—
Total intangibles	$27,708	$38	$—	$(16,791)	$10,955

(1)

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

  The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2024	$1,199
2025	1,564
2026	1,564
2027	1,554
2028	1,551
2029	1,551
Thereafter	1,972
Total	$10,955

11.	RESTRUCTURING

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

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $0.6 million for the three months ended March 31, 2024.

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

The following table provides a summary of the restructuring costs incurred:

Three Months Ended
March 31, 2024
(in thousands)
Employee severance	$551
Other restructuring costs	7
Total restructuring costs	$558

The following table provides a summary of the Company's total restructuring reserve:

	Employee Severance	Contract Termination Costs	Other	Total
Balance – December 31, 2023	$—	$193	$—	$193
Charges	551	—	7	558
Usage-cash	(309)	—	—	(309)
Usage-noncash	—	—	(4)	(4)
Balance – March 31, 2024	$242	$193	$3	$438

As of March 31, 2024, the Company has a liability of $0.4 million for restructuring costs, of which $0.3 million is included in accrued expenses and other current liabilities and $0.1 million is included in other liabilities on the consolidated balance sheet. There were no restructuring costs incurred during the three months ended March 31, 2023.

As of December 31, 2023, the Company had a liability of $0.2 million for restructuring costs, of which $0.1 million was included in accrued expenses and other current liabilities and $0.1 million was included in other liabilities on the consolidated balance sheet.

The Company will continue to assess the restructuring plan's progress and provide updates as required in future financial statements if there are material changes to the initial estimates or additional significant restructuring activities.

12.	SUBSEQUENT EVENTS

On April 8, 2024, the Company received written notice (the “Compliance Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5450(a)(1) which requires that companies listed on Nasdaq maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Compliance Notice that from March 22, 2024 to April 5, 2024 the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter was now closed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (the “SEC”) on March 19, 2024. As discussed in the section titled “Special Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Special Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

Our primary brands include Squatty Potty; hOmeLabs; Aussie Health; Mueller; Pursteam; Healing Solutions; and Photo Paper Direct ("PPD"). We generate revenue primarily through the online sales of our various consumer products with substantially all of our sales being made through the Amazon U.S. marketplace.

During the year ended December 31, 2023, the Company enacted a strategy to reduce the number of SKUs it sells and is no longer pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy.

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

Expenses:

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property. During the three months ending March 31, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model.  Therefore, beginning with the three months ending March 31, 2024, technology and employee related costs will be presented in general and administrative costs on the Condensed Consolidated Statement of Operations.

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and ecommerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e., sales and distribution variable expenses). Sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages our technology platform and third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”) or fulfilled by Walmart (“WFS”). Products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon to most customers within one or two days. We periodically review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates.

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees and other general overhead costs, including the costs of being a public company. Beginning with the three months ending March 31, 2024, technology and employee related costs will also be presented in general and administrative costs.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”).

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2024

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,		Change
	2023(1)	2024(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$34,879	$20,214	$(14,665)	(42.0)%
Cost of good sold	15,782	7,046	(8,736)	(55.4)%
Gross profit	19,097	13,168	(5,929)	(31.0)%
Operating expenses:
Sales and distribution	20,226	13,214	(7,012)	(34.7)%
Research and development	1,247	—	(1,247)	(100.0)%
General and administrative	5,959	5,232	(727)	(12.2)%
Impairment loss on intangibles	16,660	—	(16,660)	(100.0)%
Total operating expenses	44,092	18,446	(25,646)	(58.2)%
Operating loss	(24,995)	(5,278)	19,717	78.9%
Interest expense, net	371	323	(48)	(12.9)%
Change in fair value of warrant liability	354	(517)	(871)	246.0%
Other income, net	54	7	(47)	(87.0)%
Loss before income taxes	(25,774)	(5,091)	20,683	80.2%
Provision for income taxes	26	71	45	173.1%
Net loss	$(25,800)	$(5,162)	$20,638	80.0%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$671	$299	$(372)	(55.4)%
Research and development expenses	434	—	(434)	(100.0)%
General and administrative expenses	1,212	1,368	156	12.9%
Total stock-based compensation expense	$2,317	$1,667	$(650)	(28.1)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2023	2024
Net revenue	100.0%	100.0%
Cost of good sold	45.2	34.9
Gross profit	54.8	65.1
Operating expenses:
Sales and distribution	58.0	65.4
Research and development	3.6	0.0
General and administrative	17.1	25.9
Impairment loss on intangibles	47.8	—
Total operating expenses	126.5	91.3
Operating loss	(71.6)	(26.1)
Interest expense, net	1.1	1.6
Change in fair value of warrant liability	1.0	(2.6)
Other income, net	0.2	—
Loss before income taxes	(73.9)	(25.1)
Provision for income taxes	0.1	0.4
Net loss	(74.0)%	(25.5)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Direct	$33,363	$20,069	$(13,294)	(39.8)%
Wholesale	1,516	145	(1,371)	(90.4)%
Net revenue	$34,879	$20,214	$(14,665)	(42.0)%

Net revenue decreased $14.7 million, or 42.0%, during the three months ended March 31, 2024 to $20.2 million, compared to $34.9 million for the three months ended March 31, 2023. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $13.3 million, or 39.8%, which was primarily relating to a reduction in our product offering due to our SKU rationalization, competitive pricing pressure and other competitive dynamics on marketplaces.

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$5,349	$3,204
Kitchen appliances	6,371	1,920
Health and beauty	4,857	3,313
Personal protective equipment	509	—
Cookware, kitchen tools and gadgets	3,620	1,395
Home office	2,667	2,031
Housewares	6,209	4,885
Essential oils and related accessories	4,588	3,208
Other	709	258
Total net revenue	$34,879	$20,214

Every category of business had a reduction in sales compared to the prior year primarily relating to the SKU rationalization that took place during the year-ended December 31, 2023 and softness in consumer demand due the macroeconomic environment. In addition, there were competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition, specifically in the air quality and kitchen appliance businesses. These factors resulted in a reduction of units sold and a reduction in retail sales prices generally for each category of business.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$15,782	$7,046	$(8,736)	(55.4)%
Gross profit	$19,097	$13,168	$(5,929)	(31.0)%

Cost of goods sold decreased by $8.7 million, from $15.8 million for the three months ended March 31, 2023 to $7.0 million for the three months ended March 31, 2024 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $6.3 million in cost of goods sold from our organic businesses and a decrease of $2.4 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 54.8% for the three months ended March 31, 2023 to 65.1% for the three months ended March 31, 2024. The increase in gross profit was due primarily to a change of product mix, improved shipping container rates, and a reduction in liquidation of high priced excess inventory at reduced prices compared to the prior year.

Sales and Distribution Expenses

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$20,226	$13,214	$(7,012)	(34.7)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $13.2 million for the three months ended March 31, 2024, from $20.2 million for the three months ended March 31, 2023. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended March 31, 2024, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $10.3 million in the three months ended March 31, 2024 as compared to $17.0 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $2.9 million for the three months ended March 31, 2024, from $3.2 million for the three months ended March 31, 2023. This decrease is primarily attributable to lower stock-compensation expense of $0.4 million and lower headcount expense of $0.5 million, partially offset by an increase in restructuring costs of $0.3 million and an increase in miscellaneous vendor costs costs of $0.3 million.

As a percentage of net revenue, sales and distribution expenses increased to 65.4% for the three months ended March 31, 2024, from 58.0% for the three months ended March 31, 2023. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 51.1% for the three months ended March 31, 2024 as compared to 48.8% for the three months ended March 31, 2023. This increase in sales and distribution expenses as a percentage of revenue is predominantly due to product mix and an increase in online advertising costs.

Research and Development Expenses

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Research and development expenses	$1,247	$—	$(1,247)	(100.0)%

During the three months ending March 31, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model.  Therefore, beginning with the three months ending March 31, 2024, technology and employee related costs will be presented in general and administrative costs on the Condensed Consolidated Statements of Operations.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$5,959	$5,232	$(727)	(12.2)%

The decrease in general and administrative expenses was primarily the result of a decrease of $1.3 million in depreciation and amortization, partially offset by an increase in restructuring costs of $0.2 million, an increase in stock-compensation expense of $0.2 million, an increase in headcount expense of $0.1 million, and an increase in miscellaneous costs of $0.1 million primarily relating to the inclusion of research and development expenses in general and administrative expenses for the three months ending March 31, 2024.

Impairment loss on intangibles

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$16,660	$—	$(16,660)	(100.0)%

Certain asset groups experienced a significant decrease in sales and contribution margin through March 31, 2023. This was considered an interim triggering event for the three months ended March 31, 2023. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $16.7 million in the three months ended March 31, 2023. There was no impairment loss on intangibles during the three months ended March 31, 2024.

Interest expense, net

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$371	$323	$(48)	(12.9)%

Interest expense, net was relatively flat for the three months ended March 31, 2023 and March 31, 2024.

Change in fair market value of warrant liability

	Three Months Ended March 31,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$354	$(517)	$(871)	(246.0)%

The 2023 and 2024 activity is related to the change in fair market value of the warrant liabilities from the Prefunded Warrants and common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the three months ending March 31, 2024 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2023 and 2024

The following table provides information regarding our cash flows for the three months ended March 31, 2023 and 2024:

	Three Months Ended March 31,
	2023	2024
	(in thousands)
Cash used by operating activities	$(7,417)	$(6)
Cash used in investing activities	(158)	(236)
Cash provided (used) by financing activities	(2,985)	(2,198)
Effect of exchange rate on cash	129	(49)
Net change in and restricted cash for the period	$(10,431)	$(2,489)

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

Net cash used in operating activities was $6 thousand for the three months ended March 31, 2024, resulting primarily from our net cash losses from operations of $4.4 million, inflow from working capital of $4.4 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The reduction of gross inventory of $3.0 million from December 31, 2023 to March 31, 2024 primarily relates to the liquidation of high priced excess inventory and a reduction of purchases for the period.

Net Cash Used in Investing Activities

For the three months ended March 31, 2023, net cash used in investing activities was $0.2 million primarily related to the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

For the three months ended March 31, 2024, net cash used in investing activities was $0.2 million primarily related to the purchase of a minority equity investment in 4th and Heart during the three months ending March 31, 2024.

Net Cash Provided (Used) by Financing Activities

For the three months ended March 31, 2023, cash used by financing activities of $3.0 million primarily from the net repayments for our MidCap credit facility of $2.1 million, repayment of note payable to Smash of $0.4 million and payment of insurance obligations of $0.5 million.

For the three months ended March 31, 2024, cash used by financing activities of $2.2 million primarily from the net repayments for our MidCap credit facility of $1.8 million, repayment of note payable to Smash of $0.2 million and payment of insurance obligations of $0.2 million.

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

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the three months ended March 31, 2024, we incurred a net loss of $5.2 million and used net cash flows in our operations of $6 thousand. In addition, as of March 31, 2024, we had unrestricted cash and cash equivalents of $17.5 million available to fund our operations and an accumulated deficit of $705.0 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 6, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of March 31, 2024, and expect to remain in compliance through at least March 31, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. However, with our short history of forecasting our business following the onset of the COVID-19 global pandemic, the current global inflation, related global supply chain disruptions and uncertain consumer demand, we can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• The Company's plan is to continue to closely monitor our operating forecast, to pursue our M&A strategy, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company has enacted a strategy to reduce the number of SKUs it sells and will no longer be pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

The Company has initiated two restructuring programs over the last 12 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy. During the three months ending March 31, 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 6, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

Nasdaq Listing - On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement (the “Extension Notice”).

On August 11, 2023, Aterian's shareholders approved discretionary authority to our Board to (A) amend our Amended and Restated Certificate of Incorporation to effect one or more consolidations of the issued and outstanding shares of our common stock, par value $0.0001 per share, pursuant to which the shares of Common Stock would be combined and reclassified at ratios within the range from 1-for-2 up to 1-for-30 and (B) determine whether to arrange for the disposition of fractional interests by stockholders entitled thereto, to pay in cash the fair value of fractions of a share of Common Stock as of the time when those entitled to receive such fractions are determined, or to entitle stockholders to receive from our transfer agent, in lieu of any fractional share, the number of shares of Common Stock rounded up to the next whole number, and to amend our Amended and Restated Certificate of Incorporation in connection therewith.

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to affect a 1 - 12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data has been retroactively adjusted to reflect the Reverse Stock Split.

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year-ended December 31, 2023, respectively.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $0.6 million for the three months ended March 31, 2024.

As of March 31, 2024, the Company has a liability of $0.4 million for restructuring costs, of which $0.3 million is included in accrued expenses and other current liabilities and $0.1 million is included in other liabilities on the consolidated balance sheet. There were no restructuring costs incurred during the three months ended March 31, 2023.

MidCap Credit Facility —On December 22, 2021, we entered into a Credit Facility with MidCap, pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 16,667 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the Credit Facility.

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

The outstanding balance on the MidCap credit facility as of December 31, 2023 and March 31, 2024 was $11.1 million and $9.4 million, respectively. The Company had no availability on the Midcap credit facility as of March 31, 2024. We are in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2024.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of warrant liability, impairment on intangibles, restructuring expenses, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended March 31,
	2023	2024
	(in thousands, except percentages)
Gross Profit	$19,097	$13,168
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(17,029)	(10,320)
Contribution margin	$2,068	$2,848
Gross Profit as a percentage of net revenue	54.8%	65.1%
Contribution margin as a percentage of net revenue	5.9%	14.1%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,
	2023	2024
	(in thousands, except percentages)
Net loss	$(25,800)	$(5,162)
Add:
Provision for income taxes	26	71
Interest expense, net	371	323
Depreciation and amortization	1,762	428
EBITDA	(23,641)	(4,340)
Other expense, net	54	7
Impairment loss on intangibles	16,660	—
Change in fair market value of warrant liability	354	(517)
Restructuring expense(1)	—	558
Stock-based compensation expense	2,317	1,667
Adjusted EBITDA	$(4,256)	$(2,625)
Net loss as a percentage of net revenue	(74.0)%	(25.5)%
Adjusted EBITDA as a percentage of net revenue	(12.2)%	(13.0)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the three months ending March 31, 2024.

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

There have been no material changes to our critical accounting policies as compared to the critical accounting policies and significant judgments and estimates as disclosed in our Annual Report on Form 10-K for fiscal year ended December 31, 2023, as filed with the SEC on March 19, 2024 (our “Annual Report”). For additional information, please refer to Note 2 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

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

For the three months ending March 31, 2023, total impairment loss on intangibles was approximately $16.7 million. There was no triggering events to test intangibles for impairment loss during the three months ended March 31, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant after tax losses for the three months ended March 31, 2024 and 2023, respectively. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

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

Our long-term success depends on our ability to develop and commercialize a continuing stream of new products, to expand both to new marketplaces and geographies and to leverage new technologies we may incorporate into our business. We have entered and expect to continue to enter new product categories and both new marketplaces and geographies for which we have limited or no experience. In part we rely on Amazon’s global reviews program for success in our international expansion. If that program were to be limited, reduced or discontinued, our international expansion would be negatively affected. We also in part rely on our ability to include new products as variations to existing listings on Amazon. If that strategy were no longer possible for whatever reason, our ability to launch new products could be materially affected.  Our efforts to grow our business place significant strain on our management, personnel, operations, systems, financial resources, and internal financial control and reporting functions, among other things. We face the risk that we will be unable to disrupt incumbents and that our competitors will introduce new and better products that compete with us. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating results. Any new product that we develop and market may not be introduced in a timely or cost-effective manner, may contain defects, errors, quality or other issues, or may not achieve the market acceptance necessary to generate sufficient revenue or may never become profitable. If we are unable to develop and introduce a continuing stream of competitive new products, it may have an adverse effect on our business, operating results, financial condition, and cash flows. Our failure to successfully execute on our growth initiatives can negatively impact our financial results, financial condition, and cash flows.

We may be unsuccessful in making investments, unable to make or unsuccessful in integrating acquisitions or in maintaining or growing the financial performance of any investees or acquired businesses which may adversely affect our business and operating results and could impact the price of our common stock and result in dilution to shareholders.

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

In order to complete any future acquisitions, we may need to use our cash on hand, raise additional equity or incur or assume debt, any of which could harm our business. Given the Company’s current market capitalization, certain of these options may not be available or only be available on unfavorable terms and could result in significant additional dilution to our stockholders.

We may be limited by our ability to raise the funding we need to support our growth, including through acquisitions, or to maintain our existing business. Also, such funding may be available only by diluting existing stockholders.

The success of our business depends in part on our ability to invest significant resources in various aspects of our business including acquisitions and other strategic investments. Our success also depends on our ability to grow through acquisitions. To support our business growth, we will likely require additional funds to maintain and grow our business and to respond to business challenges. Accordingly, from time to time we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, that would result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt we may incur may negatively impact our business, financial condition and operating results. We have in the past and may in the future incur debt that allows us to repay such debt using our common stock, which could result in significant dilution. Further, we may not be able to obtain additional financing on terms favorable to us, or at all, whether due to issues related to the Company or unrelated to the Company including but not limited to bank failures. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or to respond to business challenges would be significantly limited, and our business could fail or our operating results, financial condition, and cash flows could be adversely affected.

Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to continue to acquire the financing needed in order to pursue future acquisitions or similar transactions or we may not be able to raise sufficient equity or equity-like capital without first seeking stockholder approval, which could limit our ability to complete such financing, or to complete any related transaction on a timely basis or at all.

Risks Relating to the Ownership of our Common Stock

There is no guarantee of a continuing public market for you to resell our common stock.

There is no guarantee that we will continue to meet all requirements for continued listing on the Nasdaq Capital Market. We must continue to satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share

On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company was not in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market (the “Bid Price Notice”). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement . On April 8, 2024, Aterian, Inc. (the “Company”) received written notice (the “Compliance Notice”) from Nasdaq informing the Company that it has regained compliance with Nasdaq Listing Rule 5450(a)(1) which requires that companies listed on Nasdaq maintain a minimum bid price of $1.00 per share. Nasdaq notified the Company in the Compliance Notice that from March 22, 2024 to April 5, 2024 the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5450(a)(1) and that the matter was now closed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 30, 2024, we entered into a consulting agreement with an advisory firm, pursuant to which the advisory firm agreed to provide us with certain management consulting, business and advisory services. As partial consideration for the services, we agreed to issue to the advisory firm 166,667 shares of restricted common stock (adjusted for the Reverse Stock Split), which were issued on January 30, 2024.

On February 9, 2024, we entered into a subscription agreement with a third party, pursuant to which the Company invested in the third party. As partial consideration, we agreed to issue 12,113 shares of restricted common stock (adjusted for the Reverse Stock Split), which were issued on February 9, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATERIAN, INC.

Date: May 15, 2024	By:	/s/ Joseph A. Risico
Joseph A. Risico
Co-Chief Executive Officer
(Co-Principal Executive Officer)

Date: May 15, 2024	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Co-Chief Executive Officer and Chief Financial Officer (Co-Principal Executive Officer and Principal Financial Officer)