Form 10-Q
period 2024-06-30
Aterian, Inc.
filed 2024-08-09
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, the registrant had 8,588,822 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2023	June 30, 2024
ASSETS
Current assets:
Cash	$20,023	$20,328
Accounts receivable, net	4,225	3,763
Inventory	20,390	18,378
Prepaid and other current assets	4,998	5,720
Total current assets	49,636	48,189
Property and equipment, net	775	730
Intangible assets, net	11,320	10,549
Other non-current assets	138	384
Total assets	$61,869	$59,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$11,098	$9,590
Accounts payable	4,190	8,811
Seller notes	1,049	677
Accrued and other current liabilities	9,110	9,610
Total current liabilities	25,447	28,688
Other liabilities	391	277
Total liabilities	25,838	28,965
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 7,508,246 and 8,587,159 shares outstanding at December 31, 2023 and June 30, 2024, respectively (*)	9	9
Additional paid-in capital	736,675	740,351
Accumulated deficit	(699,815)	(708,606)
Accumulated other comprehensive loss	(838)	(867)
Total stockholders’ equity	36,031	30,887
Total liabilities and stockholders' equity	$61,869	$59,852

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net revenue	$35,264	$27,984	$70,143	$48,199
Cost of goods sold	20,368	11,093	36,151	18,139
Gross profit	14,896	16,891	33,992	30,060
Operating expenses:
Sales and distribution	20,557	15,162	40,783	28,376
Research and development	1,709	—	2,956	—
General and administrative	6,281	4,934	12,240	10,166
Impairment loss on intangibles	22,785	—	39,445	—
Total operating expenses	51,332	20,096	95,424	38,542
Operating loss	(36,436)	(3,205)	(61,432)	(8,482)
Interest expense, net	346	228	717	552
Change in fair value of warrant liability	(2,197)	(52)	(1,843)	(569)
Other expense, net	176	43	229	50
Loss before income taxes	(34,761)	(3,424)	(60,535)	(8,515)
Provision for income taxes	26	205	52	276
Net loss	$(34,787)	$(3,629)	$(60,587)	$(8,791)
Net loss per share, basic and diluted	$(5.37)	$(0.52)	$(9.41)	$(1.28)
Weighted-average number of shares outstanding, basic and diluted (*)	6,483,931	6,973,218	6,439,658	6,881,648

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net loss	$(34,787)	$(3,629)	$(60,587)	$(8,791)
Other comprehensive income (loss):
Foreign currency translation adjustments	126	20	255	(29)
Other comprehensive income (loss)	126	20	255	(29)
Comprehensive loss	$(34,661)	$(3,609)	$(60,332)	$(8,820)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2023
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Comprehensive Loss	Equity
BALANCE—April 1, 2023	6,761,351	$8	$730,825	$(651,051)	$(1,015)	$78,767
Net loss	—	—	—	(34,787)	—	(34,787)
Issuance of shares of restricted common stock	618,670	1	—	—	—	1
Forfeiture of shares of restricted common stock	(45,196)	—	—	—	—	—
Stock-based compensation expense	—	—	3,053	—	—	3,053
Other comprehensive income	—	—	—	—	126	126
BALANCE—June 30, 2023	7,334,825	$9	$733,878	$(685,838)	$(889)	$47,160

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Comprehensive Loss	Equity
BALANCE—April 1, 2024	7,656,044	$9	$738,805	$(704,977)	$(887)	$32,950
Net loss	—	—	—	(3,629)	—	(3,629)
Issuance of shares of restricted common stock	1,197,981	—	—	—	—	—
Forfeiture of shares of restricted common stock	(266,866)	—	—	—	—	—
Stock-based compensation expense	—	—	1,546	—	—	1,546
Other comprehensive income	—	—	—	—	20	20
BALANCE—June 30, 2024	8,587,159	$9	$740,351	$(708,606)	$(867)	$30,887

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2023
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Comprehensive Loss	Equity
BALANCE—January 1, 2023	6,729,533	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(60,587)	—	(60,587)
Issuance of shares of restricted common stock	674,348	1	—	—	—	1
Forfeiture of shares of restricted common stock	(94,056)	—	—	—	—	—
Issuance of common stock	25,000		290			290
Stock-based compensation expense	—	—	5,249	—	—	5,249
Other comprehensive income (loss)	—	—	—	—	255	255
BALANCE—June 30, 2023	7,334,825	$9	$733,878	$(685,838)	$(889)	$47,160

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

	Six Months Ended June 30, 2024
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Comprehensive Loss	Equity
BALANCE—January 1, 2024	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(8,791)	—	(8,791)
Issuance of shares of restricted common stock	1,209,649	—	—	—	—	—
Forfeiture of shares of restricted common stock	(309,516)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	3,006	—	—	3,006
Other comprehensive income (loss)	—	—	—	—	(29)	(29)
BALANCE—June 30, 2024	8,587,159	$9	$740,351	$(708,606)	$(867)	$30,887

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2023	2024
OPERATING ACTIVITIES:
Net loss	$(60,587)	$(8,791)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,964	858
Provision (recovery) for sales returns	(170)	87
Amortization of deferred financing cost and debt discounts	213	121
Stock-based compensation	5,539	4,588
Change in deferred tax balance	—	(5)
Change in inventory provisions	262	(1,301)
Gain in connection with the change in warrant fair value	(1,843)	(569)
Impairment loss on intangibles	39,445	—
Changes in assets and liabilities:
Accounts receivable	(267)	462
Inventory	6,721	3,313
Prepaid and other current assets	2,469	(656)
Accounts payable, accrued and other liabilities	(3,603)	4,789
Cash (used in) provided by operating activities	(8,857)	2,896
INVESTING ACTIVITIES:
Purchase of fixed assets	(66)	(42)
Purchase of Step and Go assets	(125)	—
Purchase of minority equity investment	—	(200)
Cash used in investing activities	(191)	(242)
FINANCING ACTIVITIES:
Repayments on note payable to Smash	(501)	(383)
Borrowings from MidCap credit facilities	38,060	29,637
Repayments for MidCap credit facilities	(43,572)	(31,275)
Insurance obligation payments	(534)	(315)
Cash used in financing activities	(6,547)	(2,336)
Foreign currency effect on cash and restricted cash	255	(29)
Net change in cash and restricted cash for the year	(15,340)	289
Cash and restricted cash at beginning of year	46,629	22,195
Cash and restricted cash at end of year	$31,289	$22,484
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	28,867	20,328
Restricted Cash—Prepaid and other current assets	2,293	2,027
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$31,289	$22,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,038	$660
Cash paid for taxes	$80	$151
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$321	$620
Non-cash minority equity investment	$—	$50

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2024 (Unaudited)

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

Our primary brands include Squatty Potty, hOmeLabs, Mueller Living, PurSteam, Healing Solutions, and Photo Paper Direct ("PPD"). We generate revenue primarily through the online sales of our various consumer products with substantially all of our sales being made through the Amazon U.S. marketplace.

Headquartered in New Jersey, the Company also maintains offices in China, the Philippines, and the United Kingdom.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the six months ended June 30, 2024, we incurred a net loss of $8.8 million and generated net cash flows from operations of $2.9 million. In addition, as of June 30, 2024, we had unrestricted cash and cash equivalents of $20.3 million available to fund our operations and an accumulated deficit of $708.6 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of June 30, 2024, and expect to remain in compliance through at least June 30, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. We can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

The Company has initiated two restructuring programs over the last 15 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy. During February 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 7, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to affect a 1 - for - 12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data has been retroactively adjusted to reflect the Reverse Stock Split.

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year-ended December 31, 2023.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $17 thousand and $0.6 million for the three and six months ended June 30, 2024, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  June 30, 2024 and the results of its operations and its cash flows for the periods ended June 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2024 and 2023 are also unaudited. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

The Condensed Consolidated Balance Sheet as of December 31, 2023, presented herein, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. These unaudited Condensed Consolidated Interim Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 19, 2024 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2024, other than with respect to the new accounting pronouncements adopted as described in Note 2, Recent Accounting Pronouncements.

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

As of June 30, 2024, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets and $2.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of  December 31, 2023 and June 30, 2024, the Company had an allowance for credit losses of $0.1 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million at December 31, 2023 and $0.3 million at June 30, 2024, which is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheet and represents the expected value of the refund that will be due to its customers.

The Company evaluated principal versus agent considerations to determine whether it is appropriate to record platform fees paid to Amazon as an expense or as a reduction of revenue. Platform fees are recorded as sales and distribution expenses and are not recorded as a reduction of revenue because the Company owns and controls all the goods before they are transferred to the customer. The Company can, at any time, direct Amazon,  or similarly direct other third-party logistics providers (“Logistics Providers”), to return the Company’s inventory to any location specified by the Company. It is the Company’s responsibility to make customers whole following any returns made by customers directly to Logistic Providers and the Company retains the back-end inventory risk. Further, the Company is subject to credit risk (i.e., credit card charge backs), establishes prices of its products, can determine who fulfills the goods to the customer (Amazon or the Company) and can limit quantities or stop selling the goods at any time. Based on these considerations, the Company is the principal in this arrangement.

Net Revenue by Category. The following table sets forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended June 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$33,175	$796	$33,971
Other	1,293	—	1,293
Total net revenue	$34,468	$796	$35,264

	Three Months Ended June 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$26,300	$155	$26,455
Other	1,529	—	1,529
Total net revenue	$27,829	$155	$27,984

	Six Months Ended June 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$65,137	$2,312	$67,449
Other	2,694	—	2,694
Total net revenue	$67,831	$2,312	$70,143

	Six Months Ended June 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$45,020	$300	$45,320
Other	2,879	—	2,879
Total net revenue	$47,899	$300	$48,199

Net Revenue by Product Categories. The following table sets forth the Company’s net revenue disaggregated by product categories for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$8,394	$10,396
Kitchen appliances	6,277	2,111
Health and beauty	3,834	3,431
Cookware, kitchen tools and gadgets	2,287	1,294
Home office	2,627	2,310
Housewares	6,931	5,046
Essential oils and related accessories	4,263	3,236
Other	651	160
Total net revenue	$35,264	$27,984

	Six Months Ended June 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$13,742	$13,600
Kitchen appliances	12,648	4,032
Health and beauty	8,691	6,744
Cookware, kitchen tools and gadgets	5,907	2,690
Home office	5,294	4,341
Housewares	13,140	9,932
Essential oils and related accessories	8,851	6,443
Other	1,870	417
Total net revenue	$70,143	$48,199

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business resulting in a reduced portfolio offering. This reduction in the portfolio was impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million during the three months ending March 31, 2023 within impairment loss on intangibles on the consolidated statement of operations.

During the three months ended June 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continued to see reduced net revenues across its portfolio due primarily to the then current macroeconomic environment reducing demand for consumer discretionary goods. Finally, during the three months ending June 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending June 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending June 30, 2023 within impairment loss on intangibles on the consolidated statement of operations.

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of June 30, 2024.

There were no triggering events to test intangibles for impairment loss during the six months ended June 30, 2024.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At June 30, 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2023 and June 30, 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company. The Company considers the inputs utilized to determine the fair value of the borrowings to be Level 2 inputs.

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

The following table summarizes the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash	$20,023	$—	$—
Restricted Cash	2,172	—	—
Liabilities:
Fair value of warrant liability	—	—	1,033

	June 30, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash	$20,328	$—	$—
Restricted cash	2,156	—	—
Liabilities:
Fair value of warrant liability	—	—	464

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the year-ended  December 31, 2023 and the six months ended June 30, 2024 is as follows (in thousands):

December 31, 2023
Warrants liability as of January 1, 2023	$3,473
Change in fair value of warrants	(2,440)
Warrants liability as of December 31, 2023	$1,033

June 30, 2024
Warrants liability as of January 1, 2024	$1,033
Change in fair value of warrants	(569)
Warrants liability as of June 30, 2024	$464

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Trade accounts receivable	$4,356	$3,910
Allowance for credit losses	(131)	(147)
Accounts receivable-net	$4,225	$3,763

4.	INVENTORY

Inventory consisted of the following as of  December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Inventory on-hand	$18,980	$13,726
Inventory in-transit	1,410	4,652
Inventory	$20,390	$18,378

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $5.0 million and $4.0 million as of December 31, 2023 and June 30, 2024, respectively.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Prepaid inventory	$619	$919
Restricted cash	2,043	2,027
Prepaid insurance	1,355	1,245
Prepaid freight forwarder	100	540
Other	881	989
	$4,998	$5,720

6.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
Accrued compensation costs	$140	$1,234
Accrued professional fees and consultants	310	74
Accrued logistics costs	149	197
Product related accruals	644	413
Sales tax payable	1,019	1,077
Sales return reserve	233	320
Accrued fulfillment expense	821	933
Accrued insurance	187	692
Federal payroll taxes payable	1,243	1,063
Accrued interest payable	146	71
Warrant liability	1,033	464
All other accruals	3,185	3,072
Accrued and current liabilities	$9,110	$9,610

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

7.	CREDIT FACILITY, TERM LOANS AND WARRANTS

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

On February 23, 2024, the Company amended its asset backed credit facility with MidCap Financial Trust. The Credit Facility term was extended to December 2026 and gives the Company access to $17 million in current commitments which can be increased, subject to certain conditions, to $30.0 million. The Credit Facility extension reduced the minimum liquidity financial covenant from a peak of $15.0 million to $6.8 million of U.S. cash on hand and/or availability in the Credit Facility. The extension fee was less than $0.1 million.

The Company is in compliance with the financial covenants contained within the Credit Agreement as of  June 30, 2024.

The Company’s credit facility consisted of the following as of December 31, 2023 and June 30, 2024 (in thousands):

	December 31, 2023	June 30, 2024
MidCap Credit Facility	$11,515	$9,970
Less: deferred debt issuance costs	(226)	(240)
Less: discount associated with issuance of warrants	(191)	(140)
Total MidCap Credit Facility	$11,098	$9,590

Interest Expense, Net

Interest expense, net consisted of the following for the three and six months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Interest expense	$540	$296	$1,136	$689
Interest income	(194)	(68)	(419)	(137)
Total interest expense, net	$346	$228	$717	$552

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of June 30, 2024, the Company has $0.5 million as the liability related to the Warrants.

8.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of June 30, 2024, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of June 30, 2024, 614,733 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of June 30, 2024, 193,476 shares were reserved for future issuance under the Inducement Plan.

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

Reverse Stock Split

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to affect a 1 -for- 12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The reverse stock split is deemed an equity restructuring pursuant to ASC 718, Compensation - Stock Compensation. The Company's equity plans incorporate anti-dilutive provisions for existing equity awards, including restricted stock and stock options, to maintain the value of all awards post-reverse stock split. Consequently, there were no change in the fair value of the awards attributable to the reverse stock split, and no impact on stock-based compensation for the three and six months ending June 30, 2024.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data has been retroactively adjusted to reflect the Reverse Stock Split.

The following is a summary of stock option activity during the six months ended June 30, 2024:

	Options Outstanding
	Number of Options (*)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2024	16,365	$110.51	5.00
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	(1,068)	$108.50	—
Balance—June 30, 2024	15,297	$110.65	3.88
Exercisable as of June 30, 2024	15,297	$110.65	3.88
Vested and expected to vest as of June 30, 2024	15,297	$110.65	3.88

(*) The number of options and exercise price per share have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

As of June 30, 2024, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the six months ended June 30, 2024 is as follows:

Restricted Stock Awards	Shares (*)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2024	840,815	$9.73
Granted	1,209,649	$2.40
Vested	(294,641)	$10.09
Forfeited	(309,516)	$4.72
Nonvested at June 30, 2024	1,446,307	$4.60

(*) The number of shares and grant date fair value per share have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

As of June 30, 2024, the total unrecognized compensation expense related to unvested shares of restricted common stock was $5.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.5 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and six months ended June 30, 2023 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(in thousands)		(in thousands)
Sales and distribution expenses	$1,091	$946	$1,761	$1,245
Research and development expenses	423	—	857	—
General and administrative expenses	1,709	1,975	2,921	3,343
Total stock-based compensation expense	$3,223	$2,921	$5,539	$4,588

9.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
Net loss	$(34,787)	$(3,629)	$(60,587)	$(8,791)
Weighted-average number of shares used in computing net loss per share, basic and diluted (*)	6,483,931	6,973,218	6,439,658	6,881,648
Net loss per share, basic and diluted	$(5.37)	$(0.52)	$(9.41)	$(1.28)

Anti-dilutive shares excluded from computation of net loss per share (in shares)(*)	1,925,388	2,350,812	1,946,983	2,047,993

(*) The number of shares and per share amounts have been retroactively restated to reflect the one for twelve (1 for 12) reverse stock split, which was effective on March 22, 2024.

10.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of  December 31, 2023 and June 30, 2024, the Company estimates that the potential liability, including current sales tax payable is approximately $1.0 million and $1.1 million, which has been recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheet. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Condensed Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within prepaid and other current assets on its Consolidated Financial Statements during the year-ended December 31, 2022 and December 31, 2023. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of June 30, 2024.

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

11.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2023 and June 30, 2024 (in thousands):

	January 1, 2023	Year-Ended December 31, 2023		December 31, 2023	December 31, 2023
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$62,202	—	$(39,728)	$(15,335)	$7,140
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(1,520)	4,180
Other	700	—	—	(700)	—
Total intangibles	$68,625	$—	$(39,728)	$(17,578)	$11,320

	January 1, 2024	Six Months Ended June 30, 2024		June 30, 2024	June 30, 2024
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$—	$(14,666)	$6,619
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(1,805)	3,895
Software	—	38	—	(3)	35
Other	700	—	—	(700)	—
Total intangibles	$27,708	$38	$—	$(17,197)	$10,549

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

  The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2024	$792
2025	1,564
2026	1,564
2027	1,554
2028	1,551
2029	1,551
Thereafter	1,973
Total	$10,549

12.	RESTRUCTURING

On May 9, 2023, the Company announced a plan to reduce expenses and re-align the organization’s structure by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The headcount reduction is part of the Company's cost-saving initiatives to navigate challenges in the industry and to better position itself for future growth opportunities. The Company incurred $1.6 million of restructuring charges during the year-ended December 31, 2023.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $17 thousand and $0.6 million for the three and six months ended June 30, 2024, respectively.

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

The following table provides a summary of the restructuring costs incurred:

	Three Months Ended	Three Months Ended
	June 30, 2023	June 30, 2024
	(in thousands)	(in thousands)
Employee severance	$520	$132
Retention bonus settled	411	—
Other restructuring costs(1)	285	(115)
Total restructuring costs	$1,216	$17

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2024
	(in thousands)	(in thousands)
Employee severance	$520	$683
Retention bonus settled	411	—
Other restructuring costs(1)	285	(108)
Total restructuring costs	$1,216	$575

(1) Includes reversal of costs associated with a contract settlement during the three and six months ended June 30, 2024.

The following table provides a summary of the Company's total restructuring reserve:

	Employee Severance	Contract Termination Costs	Other	Total
Balance – December 31, 2023	$—	$193	$—	$193
Charges	683	—	10	693
Usage-cash	(526)	(75)	(9)	(610)
Usage-non-cash	—	(118)	—	(118)
Balance – June 30, 2024	$157	$—	$1	$158

As of June 30, 2024, the Company has a liability of $0.2 million for restructuring costs which are included in accrued expenses and other current liabilities on the consolidated balance sheet. As of June 30, 2023, the Company has a liability of $0.6 million for restructuring costs, of which $0.5 million is included in accrued expenses and other current liabilities and $0.1 million is included in other liabilities on the consolidated balance sheet.

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

None.

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

Our primary brands include Squatty Potty, hOmeLabs, Mueller Living, PurSteam, Healing Solutions, and Photo Paper Direct ("PPD"). We generate revenue primarily through the online sales of our various consumer products with substantially all of our sales being made through the Amazon U.S. marketplace.

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

Expenses:

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property. During the six months ending June 30, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model. Therefore, beginning with the three months ending March 31, 2024, technology and employee related costs have been presented in general and administrative costs on the Condensed Consolidated Statement of Operations.

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

General and Administrative Expenses—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees and other general overhead costs, including the costs of being a public company. Beginning with the three months ending March 31, 2024, technology and employee related costs have been presented in general and administrative costs.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”).

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2024

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,		Change
	2023(1)	2024(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$35,264	$27,984	$(7,280)	(20.6)%
Cost of good sold	20,368	11,093	(9,275)	(45.5)%
Gross profit	14,896	16,891	1,995	13.4%
Operating expenses:
Sales and distribution	20,557	15,162	(5,395)	(26.2)%
Research and development	1,709	—	(1,709)	(100.0)%
General and administrative	6,281	4,934	(1,347)	(21.4)%
Impairment loss on intangibles	22,785	—	(22,785)	(100.0)%
Total operating expenses	51,332	20,096	(31,236)	(60.9)%
Operating loss	(36,436)	(3,205)	33,231	91.2%
Interest expense, net	346	228	(118)	(34.1)%
Change in fair value of warrant liability	(2,197)	(52)	2,145	97.6%
Other income, net	176	43	(133)	(75.6)%
Loss before income taxes	(34,761)	(3,424)	31,337	90.1%
Provision for income taxes	26	205	179	688.5%
Net loss	$(34,787)	$(3,629)	$31,158	89.6%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$1,091	$946	$(145)	(13.3)%
Research and development expenses	423	—	(423)	(100.0)%
General and administrative expenses	1,709	1,975	266	15.6%
Total stock-based compensation expense	$3,223	$2,921	$(302)	(9.4)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2023	2024
Net revenue	100.0%	100.0%
Cost of good sold	57.8	39.6
Gross profit	42.2	60.4
Operating expenses:
Sales and distribution	58.3	54.2
Research and development	4.8	0.0
General and administrative	17.8	17.6
Impairment loss on intangibles	64.6	—
Total operating expenses	145.5	71.8
Operating loss	(103.3)	(11.5)
Interest expense, net	1.0	0.8
Change in fair value of warrant liability	(6.2)	(0.2)
Other income, net	0.5	0.2
Loss before income taxes	(98.6)	(12.3)
Provision for income taxes	0.1	0.7
Net loss	(98.7)%	(13.0)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Direct	$34,468	$27,829	$(6,639)	(19.3)%
Wholesale	796	155	(641)	(80.5)%
Net revenue	$35,264	$27,984	$(7,280)	(20.6)%

Net revenue decreased $7.3 million, or 20.6%, during the three months ended June 30, 2024 to $28.0 million, compared to $35.3 million for the three months ended June 30, 2023. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $6.6 million, or 19.3%, which was primarily relating to a reduction in our product offering due to our SKU rationalization.

	Three Months Ended June 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$8,394	$10,396
Kitchen appliances	6,277	2,111
Health and beauty	3,834	3,431
Cookware, kitchen tools and gadgets	2,287	1,294
Home office	2,627	2,310
Housewares	6,931	5,046
Essential oils and related accessories	4,263	3,236
Other	651	160
Total net revenue	$35,264	$27,984

Our Heating cooling and air quality business increased to $10.4 million during the three months ending June 30, 2024 compared to $8.4 million during the three months ending June 30, 2023 due to an enhanced marketing program for our air quality products during the quarter ending June 30, 2024, resulting in an increase in units sold. Every other category of business had a reduction in sales compared to the prior year primarily relating to the SKU rationalization that took place during the year-ended December 31, 2023 and softness in consumer demand due the macroeconomic environment. In addition, there were competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition, specifically in kitchen appliance businesses. These factors resulted in a reduction of units sold and a reduction in certain retail sales prices.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$20,368	$11,093	$(9,275)	(45.5)%
Gross profit	$14,896	$16,891	$1,995	13.4%

Cost of goods sold decreased by $9.3 million, from $20.4 million for the three months ended June 30, 2023 to $11.1 million for the three months ended June 30, 2024 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $6.9 million in cost of goods sold from our direct businesses and a decrease of $2.4 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 42.2% for the three months ended June 30, 2023 to 60.4% for the three months ended June 30, 2024. The increase in gross profit was due primarily to a change of product mix and a reduction in liquidation of high priced excess inventory at reduced prices compared to the prior year.

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$20,557	$15,162	$(5,395)	(26.2)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $15.2 million for the three months ended June 30, 2024, from $20.6 million for the three months ended June 30, 2023. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended June 30, 2024, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $12.0 million in the three months ended June 30, 2024 as compared to $16.2 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $3.1 million for the three months ended June 30, 2024, from $4.4 million for the three months ended June 30, 2023. This decrease is primarily attributable to a decrease in headcount expense of $0.8 million, a decrease in restructuring costs of $0.7 million and a decrease in stock compensation expense of $0.1 million, partially offset by an increase in other miscellaneous costs of $0.3 million.

As a percentage of net revenue, sales and distribution expenses decreased to 54.2% for the three months ended June 30, 2024, from 58.3% for the three months ended June 30, 2023. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 43.0% for the three months ended June 30, 2024 as compared to 45.8% for the three months ended June 30, 2023. This decrease in sales and distribution expenses as a percentage of revenue is primarily due to product mix, with a higher proportion of heating, cooling and air quality sales during the three months ending June 30, 2024, compared to the previous quarter. These products incur lower last-mile costs as a percentage of revenue.

Research and Development Expenses

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Research and development expenses	$1,709	$—	$(1,709)	(100.0)%

During the three months ending March 31, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model.  Therefore, beginning with the three months ending March 31, 2024, technology and employee related costs have been presented in general and administrative costs on the Condensed Consolidated Statements of Operations.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$6,281	$4,934	$(1,347)	(21.4)%

The decrease in general and administrative expenses was primarily the result of a decrease of $0.9 million in depreciation and amortization, a decrease of $0.4 in headcount expenses, and a decrease of $0.4 in other miscellaneous expenses, partially offset by an increase in stock-compensation expense of $0.3 million and an increase in restructuring costs of $0.1 million.

Impairment loss on intangibles

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$22,785	$—	$(22,785)	(100.0)%

Certain asset groups experienced a significant decrease in sales and contribution margin through June 30, 2023. This was considered an interim triggering event for the three months ended June 30, 2023. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. For this asset group, we compared the fair value to the carrying amount of the asset group and recorded an intangible impairment charge of $22.8 million in the three months ended June 30, 2023. There was no impairment loss on intangibles during the three months ended June 30, 2024.

Interest expense, net

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$346	$228	$(118)	(34.1)%

The decrease in interest expense, net of $0.1 million is primarily relating to a decrease in interest expense of $0.2 million and an increase in interest income of $0.1 million compared to the prior period due to lower average borrowings.

Change in fair market value of warrant liability

	Three Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$(2,197)	$(52)	$2,145	(97.6)%

The 2023 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the three months ending June 30, 2024 primarily relates to the reduced share price compared to the prior period.

Comparison of the Six Months Ended June 30, 2023 and 2024

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,		Change
	2023(1)	2024(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$70,143	$48,199	$(21,944)	(31.3)%
Cost of good sold	36,151	18,139	(18,012)	(49.8)%
Gross profit	33,992	30,060	(3,932)	(11.6)%
Operating expenses:
Sales and distribution	40,783	28,376	(12,407)	(30.4)%
Research and development	2,956	—	(2,956)	(100.0)%
General and administrative	12,240	10,166	(2,074)	(16.9)%
Impairment loss on intangibles	39,445	—	(39,445)	(100.0)%
Total operating expenses	95,424	38,542	(56,882)	(59.6)%
Operating loss	(61,432)	(8,482)	52,950	86.2%
Interest expense, net	717	552	(165)	(23.0)%
Change in fair value of warrant liability	(1,843)	(569)	1,274	69.1%
Other income (expense), net	229	50	(179)	78.2%
Loss before income taxes	(60,535)	(8,515)	52,020	85.9%
Provision for income taxes	52	276	224	(430.8)%
Net loss	$(60,587)	$(8,791)	$51,796	85.5%

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$1,761	$1,245	$(516)	(29.3)%
Research and development expenses	857	—	(857)	(100.0)%
General and administrative expenses	2,921	3,343	422	14.4%
Total stock-based compensation expense	$5,539	$4,588	$(951)	(17.2)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,
	2023	2024
Net revenue	100.0%	100.0%
Cost of good sold	51.5	37.6
Gross profit	48.5	62.4
Operating expenses:
Sales and distribution	58.1	58.9
Research and development	4.2	0.0
General and administrative	17.5	21.1
Impairment loss on intangibles	56.2	—
Total operating expenses	136.0	80.0
Operating loss	(87.6)	(17.6)
Interest expense, net	1.0	1.1
Change in fair value of warrant liability	(2.6)	(1.2)
Other income, net	0.3	0.1
Loss before income taxes	(86.3)	(17.6)
Provision for income taxes	0.1	0.6
Net loss	(86.4)%	(18.2)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Direct	$67,831	$47,899	$(19,932)	(29.4)%
Wholesale	2,312	300	(2,012)	(87.0)%
Net revenue	$70,143	$48,199	$(21,944)	(31.3)%

Net revenue decreased $21.9 million, or 31.3%, during the six months ended June 30, 2024 to $48.2 million, compared to $70.1 million for the six months ended June 30, 2023. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $19.9 million, or 29.4%, which was primarily relating to a reduction in our product offering due to our SKU rationalization, competitive pricing pressure and other competitive dynamics on marketplaces.

	Six Months Ended June 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$13,742	$13,600
Kitchen appliances	12,648	4,032
Health and beauty	8,691	6,744
Cookware, kitchen tools and gadgets	5,907	2,690
Home office	5,294	4,341
Housewares	13,140	9,932
Essential oils and related accessories	8,851	6,443
Other	1,870	417
Total net revenue	$70,143	$48,199

Every category of business had a reduction in sales compared to the prior year primarily relating to the SKU rationalization that took place during the year-ended December 31, 2023 and softness in consumer demand due the macroeconomic environment. In addition, there were competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition, specifically in the kitchen appliance businesses. These factors resulted in a reduction of units sold and a reduction in certain retail sales prices.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$36,151	$18,139	$(18,012)	(49.8)%
Gross profit	$33,992	$30,060	$(3,932)	(11.6)%

Cost of goods sold decreased by $18.0 million, from $36.2 million for the six months ended June 30, 2023 to $18.1 million for the six months ended June 30, 2024 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $13.2 million in cost of goods sold from our direct businesses and a decrease of $4.8 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 48.5% for the six months ended June 30, 2023 to 62.4% for the six months ended June 30, 2024. The increase in gross profit was due primarily to a change of product mix and a reduction in liquidation of high priced excess inventory at reduced prices compared to the prior year.

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$40,783	$28,376	$(12,407)	(30.4)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $28.4 million for the six months ended June 30, 2024, from $40.8 million for the six months ended June 30, 2023. This decrease is primarily attributable to the decrease in the volume of products sold in the six months ended June 30, 2024, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $22.3 million in the six months ended June 30, 2024 as compared to $33.2 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $6.0 million for the six months ended June 30, 2024, from $7.6 million for the six months ended June 30, 2023. This decrease is primarily attributable to a decrease in headcount expense of $1.3 million, a decrease in stock-compensation expense of $0.5 million and a decrease in restructuring costs of $0.4 million, partially offset by an increase in other miscellaneous costs costs of $0.6 million.

As a percentage of net revenue, sales and distribution expenses increased to 58.9% for the six months ended June 30, 2024, from 58.1% for the six months ended June 30, 2023. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 46.4% for the six months ended June 30, 2024 as compared to 47.3% for the six months ended June 30, 2023.

Research and Development Expenses

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Research and development expenses	$2,956	$—	$(2,956)	(100.0)%

During the six months ending June 30, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model.  Therefore, beginning with the six months ending June 30, 2024, technology and employee related costs have been presented in general and administrative costs on the Condensed Consolidated Statements of Operations.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$12,240	$10,166	$(2,074)	(16.9)%

The decrease in general and administrative expenses was primarily the result of a decrease of $2.2 million in depreciation and amortization, a decrease of $0.3 million in headcount expense, and a decrease of $0.3 in other miscellaneous costs, partially offset by an increase in stock-compensation expense of $0.4 million and an increase in restructuring costs of $0.3 million.

Impairment loss on intangibles

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$39,445	$—	$(39,445)	(100.0)%

Certain asset groups experienced a significant decrease in sales and contribution margin through June 30, 2023. This was considered an interim triggering event for the six months ended June 30, 2023. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. There was no impairment loss on intangibles during the six months ended June 30, 2024.

Interest expense, net

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$717	$552	$(165)	(23.0)%

The decrease in interest expense, net of $0.2 million is primarily relating to a decrease in interest expense of $0.5 million and an increase in interest income of $0.3 million compared to the prior period.

Change in fair market value of warrant liability

	Six Months Ended June 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liability	$(1,843)	$(569)	$1,274	(69.1)%

The 2023 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the six months ending June 30, 2024 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2023 and 2024

The following table provides information regarding our cash flows for the six months ended June 30, 2023 and 2024:

	Six Months Ended June 30,
	2023	2024
	(in thousands)
Cash (used in) provided by operating activities	$(8,857)	$2,896
Cash used in investing activities	(191)	(242)
Cash used in financing activities	(6,547)	(2,336)
Effect of exchange rate on cash	255	(29)
Net change in cash and restricted cash for the period	$(15,340)	$289

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

Net cash generated by operating activities was $2.9 million for the six months ended June 30, 2024, resulting primarily from our net cash losses from operations of $5.0 million, inflow from working capital of $7.9 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The working capital benefit primarily relates to the timing of payments for our seasonal air quality products.

Net Cash Used in Investing Activities

For the six months ended June 30, 2023, net cash used in investing activities was $0.2 million primarily related to the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

For the six months ended June 30, 2024, net cash used in investing activities was $0.2 million primarily related to the purchase of a minority equity investment in 4th and Heart during the six months ending June 30, 2024.

Net Cash Used in Financing Activities

For the six months ended June 30, 2023, cash used by financing activities of $6.5 million primarily from the net repayments for our MidCap credit facility of $5.5 million, repayment of note payable to Smash of $0.5 million and payment of insurance obligations of $0.5 million.

For the six months ended June 30, 2024, cash used by financing activities of $2.3 million primarily from the net repayments for our MidCap credit facility of $1.6 million, repayment of note payable to Smash of $0.4 million and payment of insurance obligations of $0.3 million.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the six months ended June 30, 2024, we incurred a net loss of $8.8 million and generated net cash flows from operations of $2.9 million. In addition, as of June 30, 2024, we had unrestricted cash and cash equivalents of $20.3 million available to fund our operations and an accumulated deficit of $708.6 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of June 30, 2024, and expect to remain in compliance through at least June 30, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. We can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

The Company has initiated two restructuring programs over the last 15 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy. During the six months ending June 30, 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 7, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to affect a 1 -for- 12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

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

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $17 thousand and $0.6 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2024, the Company has a liability of $0.2 million for restructuring costs included in accrued expenses and other current liabilities on the consolidated balance sheet. As of June 30, 2023, the Company has a liability of $0.6 million for restructuring costs, of which $0.5 million is included in accrued expenses and other current liabilities and $0.1 million is included in other liabilities on the consolidated balance sheet.

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

Prior to the February 2024 amendment, The Credit Facility contained a financial covenant that required us to maintain a minimum unrestricted cash balance of (a) $12.5 million during the period from February 1st through and including May 31st of each calendar year, and (b) $15.0 million at all other times.

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

The outstanding balance on the MidCap credit facility as of December 31, 2023 and June 30, 2024 was $11.1 million and $9.6 million, respectively. The Company had $1.1 million available on the Midcap credit facility as of June 30, 2024. We are in compliance with the financial covenants contained within the Credit Agreement as of June 30, 2024.

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

• changes warrant liabilities

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

• warrant liabilities

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(in thousands, except percentages)
Gross Profit	$14,896	$16,891	$33,992	$30,060
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(16,164)	(12,024)	(33,193)	(22,345)
Contribution margin	$(1,268)	$4,867	$799	$7,715
Gross Profit as a percentage of net revenue	42.2%	60.4%	48.5%	62.4%
Contribution margin as a percentage of net revenue	(3.6)%	17.4%	1.1%	16.0%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2024	2023	2024
	(in thousands, except percentages)
Net loss	$(34,787)	$(3,629)	$(60,587)	$(8,791)
Add:
Provision for income taxes	26	205	52	276
Interest expense, net	346	228	717	552
Depreciation and amortization	1,202	430	2,964	858
EBITDA	(33,213)	(2,766)	(56,854)	(7,105)
Other expense, net	176	43	229	50
Impairment loss on intangibles	22,785	—	39,445	—
Change in fair market value of warrant liability	(2,197)	(52)	(1,843)	(569)
Restructuring expense(1)	1,216	17	1,216	575
Stock-based compensation expense	3,223	2,921	5,539	4,588
Adjusted EBITDA	$(8,010)	$163	$(12,268)	$(2,461)
Net loss as a percentage of net revenue	(98.6)%	(13.0)%	(86.4)%	(18.2)%
Adjusted EBITDA as a percentage of net revenue	(22.7)%	0.6%	(17.5)%	(5.1)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the three and six months ending June 30, 2023 and 2024.

Critical Accounting Policies and Use of Estimates

As discussed in our Form 10-K for the fiscal year ended December 31, 2023, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of intangible assets; impairment of long-lived assets; and income taxes (including uncertain tax positions). There have been no significant changes to the Company’s accounting policies subsequent to December 31, 2023.

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

There were no triggering events to test intangibles for impairment loss during the six months ended June 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control over Financial Reporting

Dismissal of Independent Registered Public Accounting Firm

On June 26, 2024, the Audit Committee of the Board of Directors of Aterian, Inc. (the "Company") approved the dismissal of Deloitte & Touche LLP (“Deloitte”) as the Company's independent registered public accounting firm and engaged UHY LLP (“UHY”) as the Company's independent registered public accounting firm.

Deloitte’s report on the Company’s consolidated financial statements for the two most recent fiscal years ended December 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles except for Deloitte’s unqualified opinion on the financial statements that included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and subsequent interim periods through the date of this report, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Deloitte, would have caused Deloitte to make reference to the matter in connection with its report. There were no reportable events of the type listed in paragraphs (A) through (D) of Item 304(a)(1)(v) of Regulation S-K that occurred within the years ended December 31, 2023 and 2022, and subsequent interim periods through the date of this report.

The Company provided Deloitte with a copy of the disclosures it is making in this report and requested that Deloitte furnish a letter addressed to the SEC stating whether Deloitte agrees with the statements made herein and, if it does not agree, the respects in which it does not agree, in accordance with Item 304(a)(3) of Regulation S-K. A copy of Deloitte’s letter, dated June 27, 2024, is filed as Exhibit 16.1 to this Form 10-Q.

Appointment of New Independent Registered Public Accounting Firm.

As noted above, as a result of the Audit Committee’s assessment and review of several accounting firms, also effective June 26, 2024, the Company completed the appointment of UHY LLP ("UHY") as its independent registered public accounting firm. During the Company’s two most recent fiscal years ended December 31, 2023 and 2022, and the subsequent interim periods through the date of this report, neither the Company nor anyone acting on its behalf has consulted with UHY regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company by UHY, or oral advice was provided that UHY concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a “disagreement” (as defined in paragraph 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as described in paragraph 304(a)(1)(v) of Regulation S-K).

There were no other changes in our internal control over financial reporting that occurred during the six months ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information set forth under the headings “Shareholder Derivative Actions Related to the Securities Class Action”, "Earn-out Payment Dispute" and “Mueller Action” in Note 10 of our Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

We have historically operated at a loss and we may never achieve or sustain continuous profitability or positive cash flows. Further we and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.

We have experienced significant after tax losses for the three and six months ended June 30, 2024 and 2023, respectively. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

Our growth strategy has resulted in operating losses and negative cash flows from operations that raised substantial doubt about our ability to continue as a going concern. Our former independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year-ended December 31, 2023, that raised substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern or maintain our financial covenants with our lenders, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, reduce our sale and distribution infrastructure, or significantly reduce our business. Further, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

A significant majority of our revenue results from sales of products on Amazon’s U.S. Marketplace and any change, limitation, or restriction on our ability to operate on Amazon’s platform could have a material adverse impact on our business, operating results, financial condition, and cash flows.

A substantial percentage of our revenue is from sales of products on Amazon’s U.S. marketplace and we are subject to Amazon’s terms of service (“ToS”) and various other Amazon seller policies. Amazon has the right to terminate or suspend our ability to sell on its platform at any time and for any reason. Amazon may also take other actions against us such as suspending or terminating our seller accounts or product listings and withholding payments owed to us indefinitely. From time to time in the past, we have experienced such adverse actions for products we have launched and products we have acquired and we can provide no assurance that we will be able to comply with Amazon's ToS. Further, in the event any of our seller accounts or product listings are suspended, or our product listings are required to be changed, for noncompliance or any other reason, including UPC brand mismatches, our reinstatement efforts may take significant time and attention or could fail, which could have a material adverse effect on our business, operating results, financial condition, and cash flows. In addition, Amazon has made, and we expect will continue to make, changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully market existing products and to launch new products or increase our costs to operate. Such changes and the efforts required to maintain compliance therewith could have an adverse effect on our business, operating results, financial condition, and cash flows. Examples of past changes from Amazon have included platform fee increases (i.e., storage, advertising, fulfillment and selling commissions), inventory warehouse limitations, restrictions on certain marketing activities and changes to listing requirements that limit the variations of products that can be included in a single listing. Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, operating results, financial condition, and cash flows. We also rely on services provided by Amazon’s fulfillment platform, including its Prime badge program, in which Amazon guarantees expedited shipping of products we sell to the consumer, an important factor in the consumer’s buying decision. Further, Amazon allows us to fulfill from our own third-party warehouses directly to customers under the same Prime badge guarantee. Amazon may at any time decide to discontinue allowing us to fulfill sales of our products directly from our warehouse network or limit our ability to advertise on our product listings that such products will receive expedited shipping under its Prime badge program. Any such inability or limitation, could have a material impact on our business, results of operations, financial condition, and cash flows. We have historically experienced Amazon’s removal of the Prime badge guarantee from certain of our seller accounts and in those cases we have had limited success having the Prime badge guarantee reinstated in a timely manner or at all. We are currently experiencing such loss of Prime badge on one of our seller accounts and may not be able to recover such badge on a timely manner or at all.

Our efforts to grow our business through new products, marketplace and geographic expansion may not be successful and may place a significant strain on our management and operational, financial and other resources.

Our long-term success depends on our ability to develop and commercialize a continuing stream of new products, to expand both to new marketplaces and geographies and to leverage new technologies we may incorporate into our business. We have entered and expect to continue to enter new product categories and both new marketplaces and geographies for which we have limited or no experience. In part we rely on Amazon’s global reviews program for success in our international expansion. If that program were to be limited, reduced or discontinued, our international expansion would be negatively affected. We also in part rely on our ability to include new products as variations to existing listings on Amazon. If that strategy were no longer possible for whatever reason, our ability to launch new products could be materially affected.  Our efforts to grow our business place significant strain on our management, personnel, operations, systems, financial resources, and internal financial control and reporting functions, among other things. We have limited personnel and resources and have reduced headcount significantly in recent years. In order to accomplish our growth goals, our team is required to focus on such growth ventures and reallocate their time and other resources, creating risk in all aspects of our business. We face the risk that we will be unable to disrupt incumbents and that our competitors will introduce new and better products that compete with us. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating results. Any new product that we develop and market may not be introduced in a timely or cost-effective manner, may contain defects, errors, quality or other issues, or may not achieve the market acceptance necessary to generate sufficient revenue or may never become profitable. If we are unable to develop and introduce a continuing stream of competitive new products, it may have an adverse effect on our business, operating results, financial condition, and cash flows. Our failure to successfully execute on our growth initiatives can negatively impact our financial results, financial condition, and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.1*	Employment Agreement dated March 30, 2022, by and between Aterian Group, Inc. and Joshua Feldman

10.2*	Amendment to Joshua Feldman Employment Agreement

10.3*	Amendment to Arturo Rodriguez Employment Agreement

10.4*	Consulting Agreement dated June 26, 2024, by and between Aterian Group, Inc. and Joseph Risico

16.1	Letter from Deloitte to the Securities and Exchange Commission dated June 27, 2024.

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

* Filed herewith.

** Furnished herewith.

# Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ATERIAN, INC.

Date: August 9, 2024	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2024	By:	/s/ Joshua Feldman
Joshua Feldman
Chief Financial Officer (Principal Financial Officer)