Form 10-Q
period 2024-09-30
Aterian, Inc.
filed 2024-11-12
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 8, 2024, the registrant had 8,755,187 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2023	September 30, 2024
ASSETS
Current assets:
Cash	$20,023	$16,071
Accounts receivable, net	4,225	3,259
Inventory	20,390	16,561
Prepaid and other current assets	4,998	4,968
Total current assets	49,636	40,859
Property and equipment, net	775	749
Other intangibles, net	11,320	10,148
Other non-current assets	138	383
Total assets	$61,869	$52,139
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Credit facility	$11,098	$6,738
Accounts payable	4,190	5,621
Seller notes	1,049	467
Accrued and other current liabilities	9,110	8,438
Total current liabilities	25,447	21,264
Other liabilities	391	249
Total liabilities	25,838	21,513
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 7,508,246 and 8,743,687 shares outstanding at December 31, 2023 and September 30, 2024, respectively (*)	9	9
Additional paid-in capital	736,675	741,483
Accumulated deficit	(699,815)	(710,379)
Accumulated other comprehensive loss	(838)	(487)
Total stockholders’ equity	36,031	30,626
Total liabilities and stockholders' equity	$61,869	$52,139

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net revenue	$39,668	$26,239	$109,811	$74,438
Cost of goods sold	20,085	10,411	56,236	28,550
Gross profit	19,583	15,828	53,575	45,888
Operating expenses:
Sales and distribution	20,921	13,912	61,704	42,288
Research and development	852	—	3,808	—
General and administrative	4,326	3,646	16,566	13,812
Impairment loss on intangibles	—	—	39,445	—
Total operating expenses	26,099	17,558	121,523	56,100
Operating loss	(6,516)	(1,730)	(67,948)	(10,212)
Interest expense, net	359	189	1,076	741
Change in fair value of warrant liabilities	(567)	(161)	(2,410)	(730)
Other (income) expense, net	(128)	225	101	275
Loss before income taxes	(6,180)	(1,983)	(66,715)	(10,498)
Provision (benefit) for income taxes	90	(210)	142	66
Net loss	$(6,270)	$(1,773)	$(66,857)	$(10,564)
Net loss per share, basic and diluted	$(0.95)	$(0.25)	$(10.30)	$(1.51)
Weighted-average number of shares outstanding, basic and diluted (*)	6,600,485	7,166,612	6,493,852	6,977,262

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net loss	$(6,270)	$(1,773)	$(66,857)	$(10,564)
Other comprehensive loss:
Foreign currency translation adjustments	(213)	380	42	351
Other comprehensive (loss) gain	(213)	380	42	351
Comprehensive loss	$(6,483)	$(1,393)	$(66,815)	$(10,213)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2023
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Loss	Equity
BALANCE—July 1, 2023	7,334,825	$9	$733,878	$(685,838)	$(889)	$47,160
Net loss	—	—	—	(6,270)	—	(6,270)
Issuance of shares of restricted common stock	329,979	—	—	—	—	—
Forfeiture of shares of restricted common stock	(236,868)	—	—	—	—	—
Stock-based compensation expense	—	—	1,232	—	—	1,232
Other comprehensive loss	—	—	—	—	(213)	(213)
BALANCE—September 30, 2023	7,427,936	$9	$735,110	$(692,108)	$(1,102)	$41,909

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Loss	Equity
BALANCE—July 1, 2024	8,587,159	$9	$740,351	$(708,606)	$(867)	$30,887
Net loss	—	—	—	(1,773)	—	(1,773)
Issuance of shares of restricted common stock	174,825	—	—	—	—	—
Forfeiture of shares of restricted common stock	(18,297)	—	—	—	—	—
Issuance of common stock	—	—	—	—	—	—
Stock-based compensation expense	—	—	1,132	—	—	1,132
Other comprehensive income	—	—	—	—	380	380
BALANCE—September 30, 2024	8,743,687	$9	$741,483	$(710,379)	$(487)	$30,626

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2023
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Loss	Equity
BALANCE—January 1, 2023	6,729,533	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(66,857)	—	(66,857)
Issuance of shares of restricted common stock	1,004,327	1	—	—	—	1
Forfeiture of shares of restricted common stock	(330,924)	—	—	—	—	—
Issuance of common stock	25,000		290			290
Stock-based compensation expense	—	—	6,481	—	—	6,481
Other comprehensive income	—	—	—	—	42	42
BALANCE—September 30, 2023	7,427,936	$9	$735,110	$(692,108)	$(1,102)	$41,909

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

	Nine Months Ended September 30, 2024
	Common Stock(*)		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital(*)	Deficit	Loss	Equity
BALANCE—January 1, 2024	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(10,564)	—	(10,564)
Issuance of shares of restricted common stock	1,384,474	—	—	—	—	—
Forfeiture of shares of restricted common stock	(327,813)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	4,138	—	—	4,138
Other comprehensive income	—	—	—	—	351	351
BALANCE—September 30, 2024	8,743,687	$9	$741,483	$(710,379)	$(487)	$30,626

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2023	2024
OPERATING ACTIVITIES:
Net loss	$(66,857)	$(10,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,416	1,279
Provision (recovery) for sales returns	(215)	86
Amortization of deferred financing cost and debt discounts	321	160
Stock-based compensation	6,771	6,394
Change in deferred tax expense	—	(5)
Change in inventory provisions	213	(1,653)
Change in fair value of warrant liabilities	(2,410)	(730)
Impairment loss on intangibles	39,445	—
Allowance for credit losses	59	—
Changes in assets and liabilities:
Accounts receivable	1,186	966
Inventory	11,960	5,482
Prepaid and other current assets	1,942	486
Accounts payable, accrued and other liabilities	(4,289)	273
Cash (used in) provided by operating activities	(8,458)	2,174
INVESTING ACTIVITIES:
Purchase of fixed assets	(80)	(42)
Purchase of Step and Go assets	(125)	—
Purchase of minority equity investment	—	(200)
Cash used in investing activities	(205)	(242)
FINANCING ACTIVITIES:
Repayments on note payable to Smash	(518)	(633)
Borrowings from MidCap credit facilities	63,978	44,386
Repayments for MidCap credit facilities	(71,165)	(48,976)
Insurance obligation payments	(788)	(498)
Insurance financing proceeds	986	—
Cash used in financing activities	(7,507)	(5,721)
Foreign currency effect on cash, cash equivalents, and restricted cash	42	313
Net change in cash and restricted cash for the year	(16,128)	(3,476)
Cash and restricted cash at beginning of year	46,629	22,195
Cash and restricted cash at end of year	$30,501	$18,719
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	27,955	16,071
Restricted Cash—Prepaid and other current assets	2,417	2,519
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$30,501	$18,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,457	$966
Cash paid for taxes	$90	$151
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$321	$620
Non-cash minority equity investment	$—	$50

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2023 and 2024 (Unaudited)

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

Liquidity and Going Concern

As an emerging growth company, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we are focusing our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the nine months ended September 30, 2024, we incurred a net loss of $10.6 million and generated net cash flows from operations of $2.2 million. In addition, as of September 30, 2024, we had unrestricted cash and cash equivalents of $16.1 million available to fund our operations and an accumulated deficit of $710.4 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of September 30, 2024, and expect to remain in compliance through at least September 30, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. We can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

The Company has completed two restructuring programs over the last 18 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy. During February 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 7, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock or change the par value thereof. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year-ended December 31, 2023.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges (reversals) of $(10) thousand and $0.6 million for the three and nine months ended September 30, 2024, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  September 30, 2024 and the results of its operations and its cash flows for the periods ended September 30, 2024 and 2023. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2024 and 2023 are also unaudited. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods or any future year or period.

The Condensed Consolidated Balance Sheet as of December 31, 2023, presented herein, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. These unaudited Condensed Consolidated Interim Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the SEC on March 19, 2024 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2024, other than with respect to the new accounting pronouncements adopted as described in Note 2, Recent Accounting Pronouncements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of September 30, 2024 and for the three and nine months then ended.

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

As of September 30, 2024, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets, $2.0 million related to a letter of credit and $0.5 million for cash sweeps account related to the Midcap Credit Facility within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of  December 31, 2023 and September 30, 2024, the Company had an allowance for credit losses of $0.1 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million at December 31, 2023 and $0.3 million at September 30, 2024, which is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets and represents the expected value of the refund that will be due to its customers.

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

Net Revenue by Category. The following tables set forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended September 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$38,314	$142	$38,456
Other	1,212	—	1,212
Total net revenue	$39,526	$142	$39,668

	Three Months Ended September 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$24,243	$539	$24,782
Other	1,456	—	1,456
Total net revenue	$25,700	$539	$26,239

	Nine Months Ended September 30, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$103,451	$2,454	$105,905
Other	3,906	—	3,906
Total net revenue	$107,357	$2,454	$109,811

	Nine Months Ended September 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$69,264	$839	$70,103
Other	4,335	—	4,335
Total net revenue	$73,599	$839	$74,438

Net Revenue by Product Categories. The following tables set forth the Company’s net revenue disaggregated by product categories for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$15,770	$8,276
Kitchen appliances	5,586	2,777
Health and beauty	3,034	2,814
Cookware, kitchen tools and gadgets	2,408	1,398
Home office	2,116	1,971
Housewares	6,418	5,700
Essential oils and related accessories	3,935	3,294
Other	401	9
Total net revenue	$39,668	$26,239

	Nine Months Ended September 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$29,512	$21,876
Kitchen appliances	18,234	6,809
Health and beauty	11,725	9,558
Cookware, kitchen tools and gadgets	8,315	4,088
Home office	7,410	6,312
Housewares	19,558	15,632
Essential oils and related accessories	12,787	9,737
Other	2,270	426
Total net revenue	$109,811	$74,438

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which resulted in a reduced portfolio offering. This reduction in the portfolio was impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million during the three months ending March 31, 2023 within impairment loss on intangibles on the consolidated statement of operations.

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of September 30, 2024.

There were no triggering events to test intangibles for impairment loss during the nine months ended September 30, 2024.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At September 30, 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2023 and September 30, 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

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

The following tables summarize the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,023	$—	$—
Restricted Cash	2,172	—	—
Liabilities:
Fair value of warrant liabilities	—	—	1,033

	September 30, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$16,071	$—	$—
Restricted cash	2,648	—	—
Liabilities:
Fair value of warrant liabilities	—	—	303

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the year-ended  December 31, 2023 and the nine months ended September 30, 2024 is as follows (in thousands):

September 30, 2023
Warrants liabilities as of January 1, 2023	$3,473
Change in fair value of warrants	(2,410)
Warrants liabilities as of September 30, 2023	$1,063

September 30, 2024
Warrants liabilities as of January 1, 2024	$1,033
Change in fair value of warrants	(730)
Warrants liabilities as of September 30, 2024	$303

Recent Accounting Pronouncements

The JOBS Act permits an emerging growth company to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. We have elected to use this extended transition period until we are no longer an emerging growth company, which will occur on December 31, 2024. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Trade accounts receivable	$4,356	$3,406
Allowance for credit losses	(131)	(147)
Accounts receivable-net	$4,225	$3,259

4.	INVENTORY

Inventory consisted of the following as of  December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Inventory on-hand	$18,980	$14,482
Inventory in-transit	1,410	2,079
Inventory	$20,390	$16,561

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $5.0 million and $3.9 million as of December 31, 2023 and September 30, 2024, respectively.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Prepaid inventory	$619	$647
Restricted cash	2,043	2,519
Prepaid insurance	1,355	653
Prepaid freight forwarder	100	652
Other	881	497
	$4,998	$4,968

6.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
Accrued compensation costs	$140	$1,818
Accrued professional fees and consultants	310	151
Accrued logistics costs	149	105
Product related accruals	644	361
Sales tax payable	1,019	1,157
Sales return reserve	233	319
Accrued fulfillment expense	821	227
Accrued insurance	187	500
Federal payroll taxes payable	1,243	1,063
Accrued interest payable	146	50
Warrant liabilities	1,033	303
All other accruals	3,185	2,384
Accrued and current liabilities	$9,110	$8,438

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

The Company is in compliance with the financial covenants contained within the Credit Agreement as of September 30, 2024.

The Company’s credit facility consisted of the following as of December 31, 2023 and September 30, 2024 (in thousands):

	December 31, 2023	September 30, 2024
MidCap Credit Facility	$11,515	$7,081
Less: deferred debt issuance costs	(226)	(217)
Less: discount associated with issuance of warrants	(191)	(126)
Total MidCap Credit Facility	$11,098	$6,738

Interest Expense, Net

Interest expense, net consisted of the following for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Interest expense	$487	$272	$1,623	$961
Interest income	(128)	(83)	(547)	(220)
Total interest expense, net	$359	$189	$1,076	$741

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of September 30, 2024, the Company has $0.3 million as the liability related to the Warrants.

8.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of September 30, 2024, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of  September 30, 2024, 460,603 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of September 30, 2024, 193,476 shares were reserved for future issuance under the Inducement Plan.

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

Reverse Stock Split

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock or change the par value thereof. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The reverse stock split is deemed an equity restructuring pursuant to ASC 718, Compensation - Stock Compensation. The Company's equity plans incorporate anti-dilutive provisions for existing equity awards, including restricted stock and stock options, to maintain the value of all awards post-reverse stock split. Consequently, there were no change in the fair value of the awards attributable to the reverse stock split, and no impact on stock-based compensation for the three and nine months ended September 30, 2024.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

The following is a summary of stock option activity during the nine months ended September 30, 2024:

	Options Outstanding
	Number of Options (*)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2024	16,365	$110.51	5.00
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	(3,314)	$114.02	—
Balance—September 30, 2024	13,051	$109.62	4.25
Exercisable as of September 30, 2024	13,051	$109.62	4.25
Vested and expected to vest as of September 30, 2024	13,051	$109.62	4.25

(*) The number of options and exercise price per share have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

As of September 30, 2024, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the nine months ended September 30, 2024 is as follows:

Restricted Stock Awards	Shares (*)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2024	840,815	$9.73
Granted	1,384,474	$2.45
Vested	(466,974)	$9.57
Forfeited	(327,813)	$4.91
Nonvested at September 30, 2024	1,430,502	$3.84

(*) The number of shares and grant date fair value per share have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

As of September 30, 2024, the total unrecognized compensation expense related to unvested shares of restricted common stock was $5.0 million, which the Company expects to recognize over an estimated weighted-average period of 2.29 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and nine months ended September 30, 2023 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(in thousands)		(in thousands)
Sales and distribution expenses	$330	$457	$2,091	$1,702
Research and development expenses	278	—	1,134	—
General and administrative expenses	624	1,349	3,546	4,692
Total stock-based compensation expense	$1,232	$1,806	$6,771	$6,394

9.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
Net loss	$(6,270)	$(1,773)	$(66,857)	$(10,564)
Weighted-average number of shares used in computing net loss per share, basic and diluted (*)	6,600,485	7,166,612	6,493,852	6,977,262
Net loss per share, basic and diluted	$(0.95)	$(0.25)	$(10.30)	$(1.51)

Anti-dilutive shares excluded from computation of net loss per share (in shares)(*)	2,196,707	1,930,507	1,898,728	2,066,484

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

10.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of  December 31, 2023 and September 30, 2024, the Company estimates that the potential liability, including current sales tax payable is approximately $1.0 million and $1.2 million, which has been recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Legal Proceedings—From time to time, the Company is party to various actions and claims arising in the normal course of business. The Company does not believe that the final outcome of these matters will have a material adverse effect on the Company’s financial position or results of operations. In addition, the Company maintains what it believes is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact the Company’s financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Condensed Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within prepaid and other current assets on its Consolidated Financial Statements during the year-ended December 31, 2022 and December 31, 2023. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. The Company continues to reserve its legal options and rights on this matter as of September 30, 2024.

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

11.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2023 and September 30, 2024 (in thousands):

	January 1, 2023	Year-Ended December 31, 2023		December 31, 2023	December 31, 2023
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$62,202	—	$(39,728)	$(15,335)	$7,140
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(1,520)	4,180
Other	700	—	—	(700)	—
Total intangibles	$68,625	$—	$(39,728)	$(17,578)	$11,320

	January 1, 2024	Nine Months Ended September 30, 2024		September 30, 2024	September 30, 2024
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$—	$(14,921)	$6,364
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(1,948)	3,752
Software	—	38	—	(6)	32
Other	700	—	—	(700)	—
Total intangibles	$27,708	$38	$—	$(17,598)	$10,148

(1)

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which resulted in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

During the three months ended September 30, 2023, the Company had a substantial decrease in its market capitalization, primarily relating to a decrease in share price. Further, the Company continues to see reduced net revenues across its portfolio primarily due to the current macroeconomic environment reducing demand for consumer goods. Finally, during the three months ending September 30, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering, specifically related to its kitchen appliance products. As a result of this rationalization, along with the reduced demand for its products, the Company has made certain revisions to its internal forecasts for its Paper business and Kitchen appliance business. The Company concluded that these factors were an interim triggering event for the three months ending September 30, 2023 indicating the carrying value of our Paper and Kitchen appliance business’s long-lived assets, including trademarks, may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $22.8 million for the Paper business and Kitchen appliance business during the three months ending September 30, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

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

  The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2024	$391
2025	1,564
2026	1,564
2027	1,554
2028	1,551
2029	1,551
Thereafter	1,973
Total	$10,148

12.	RESTRUCTURING

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

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges (reversals) of $(10) thousand and $0.6 million for the three and nine months ended September 30, 2024, respectively.

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

The following tables provide a summary of the restructuring costs incurred:

	Three Months Ended	Three Months Ended
	September 30, 2023	September 30, 2024
	(in thousands)	(in thousands)
Employee severance	$396	$(9)
Retention bonus settled	—	—
Other restructuring costs(1)	21	(1)
Total restructuring costs	$417	$(10)

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2024
	(in thousands)	(in thousands)
Employee severance	$916	$674
Retention bonus settled	411	—
Other restructuring costs(1)	306	(109)
Total restructuring costs	$1,633	$565

(1) Includes reversal of costs associated with a contract settlement during the three and nine months ended September 30, 2024.

The following table provides a summary of the Company's total restructuring reserve:

	Employee Severance	Contract Termination Costs	Other	Total
Balance – December 31, 2023	$—	$193	$—	$193
Charges	683	—	10	693
Usage-cash	(671)	(75)	(9)	(755)
Usage-non-cash	(9)	(118)	(1)	(128)
Balance – September 30, 2024	$3	$—	$—	$3

As of September 30, 2024, the Company has a liability of $3 thousand for restructuring costs which are included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

As of December 31, 2023, the Company had a liability of $0.2 million for restructuring costs, of which $0.1 million was included in accrued expenses and other current liabilities and $0.1 million was included in other liabilities on the condensed consolidated balance sheet.

The Company will continue to assess the restructuring plan's progress and provide updates as required in future financial statements if there are material changes to the initial estimates or additional significant restructuring activities.

13.	SUBSEQUENT EVENTS

The Company conducted a review for subsequent events and determined that no subsequent events had occurred that would require additional disclosures.

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

Expenses:

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property. During the nine months ended September 30, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model. Therefore, beginning with the three months ending March 31, 2024, technology and employee related costs have been presented in general and administrative costs on the Condensed Consolidated Statement of Operations.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2024

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,		Change
	2023(1)	2024(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$39,668	$26,239	$(13,429)	(33.9)%
Cost of good sold	20,085	10,411	(9,674)	(48.2)%
Gross profit	19,583	15,828	(3,755)	(19.2)%
Operating expenses:
Sales and distribution	20,921	13,912	(7,009)	(33.5)%
Research and development	852	—	(852)	(100.0)%
General and administrative	4,326	3,646	(680)	(15.7)%
Total operating expenses	26,099	17,558	(8,541)	(32.7)%
Operating loss	(6,516)	(1,730)	4,786	73.4%
Interest expense, net	359	189	(170)	(47.4)%
Change in fair value of warrant liabilities	(567)	(161)	406	71.6%
Other income, net	(128)	225	353	275.8%
Loss before income taxes	(6,180)	(1,983)	4,197	67.9%
Provision (benefit) for income taxes	90	(210)	(300)	(333.3)%
Net loss	$(6,270)	$(1,773)	$4,497	71.7%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$330	$457	$127	38.5%
Research and development expenses	278	—	(278)	(100.0)%
General and administrative expenses	624	1,349	725	116.2%
Total stock-based compensation expense	$1,232	$1,806	$574	46.6%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,
	2023	2024
Net revenue	100.0%	100.0%
Cost of good sold	50.6	39.7
Gross profit	49.4	60.3
Operating expenses:
Sales and distribution	52.7	53.0
Research and development	2.1	—
General and administrative	11.0	13.9
Total operating expenses	65.8	66.9
Operating loss	(16.4)	(6.6)
Interest expense, net	0.9	0.7
Change in fair value of warrant liabilities	(1.4)	(0.6)
Other income, net	(0.3)	0.9
Loss before income taxes	(15.6)	(7.6)
Provision (benefit) for income taxes	0.2	(0.8)
Net loss	(15.8)%	(6.8)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Direct	$39,526	$25,700	$(13,826)	(35.0)%
Wholesale	142	539	397	279.6%
Net revenue	$39,668	$26,239	$(13,429)	(33.9)%

Net revenue decreased $13.4 million, or 33.9%, during the three months ended September 30, 2024 to $26.2 million, compared to $39.7 million for the three months ended September 30, 2023. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $13.8 million, or 35%, which was primarily relating to a reduction in our product offering due to our SKU rationalization.

	Three Months Ended September 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$15,770	$8,276
Kitchen appliances	5,586	2,777
Health and beauty	3,034	2,814
Cookware, kitchen tools and gadgets	2,408	1,398
Home office	2,116	1,971
Housewares	6,418	5,700
Essential oils and related accessories	3,935	3,294
Other	401	9
Total net revenue	$39,668	$26,239

Every category of business had a reduction in sales compared to the prior year primarily relating to the SKU rationalization that took place during the year-ended December 31, 2023 and softness in consumer demand due the macroeconomic environment. In addition, there were competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition, specifically in the kitchen appliance businesses. These factors resulted in a reduction of units sold compared to the prior year period.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$20,085	$10,411	$(9,674)	(48.2)%
Gross profit	$19,583	$15,828	$(3,755)	(19.2)%

Cost of goods sold decreased by $9.7 million, from $20.1 million for the three months ended September 30, 2023 to $10.4 million for the three months ended September 30, 2024 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $9.9 million in cost of goods sold from our direct businesses, partially offset by and increase of $0.3 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 49.4% for the three months ended September 30, 2023 to 60.3% for the three months ended September 30, 2024. The increase in gross profit was due primarily to a change of product mix and a reduction in liquidation of high priced excess inventory at reduced prices compared to the prior year.

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$20,921	$13,912	$(7,009)	(33.5)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $13.9 million for the three months ended September 30, 2024, from $20.9 million for the three months ended September 30, 2023. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended September 30, 2024, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $11.4 million in the three months ended September 30, 2024 as compared to $18.4 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation was relatively flat at $2.5 million for the three months ended September 30, 2024 and 2023. This is primarily attributable to a decrease in headcount expense of $0.4 million, partially offset by an increase in expenses related to a new Amazon Seller Program of $0.2 million, an increase in professional fees of $0.1 million and an increase in stock compensation expenses of $0.1 million.

As a percentage of net revenue, sales and distribution expenses increased to 53.0% for the three months ended September 30, 2024, from 52.7% for the three months ended September 30, 2023. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 43.3% for the three months ended September 30, 2024 as compared to 46.3% for the three months ended September 30, 2023. This decrease in sales and distribution expenses as a percentage of revenue is primarily due to product mix and a decrease in last mile costs.

Research and Development Expenses

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Research and development expenses	$852	$—	$(852)	(100.0)%

During the three months ending September 30, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model.  Therefore, beginning with the three months ending September 30, 2024, technology and employee related costs have been presented in general and administrative costs on the Condensed Consolidated Statements of Operations.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$4,326	$3,646	$(680)	(15.7)%

The decrease in general and administrative expenses was primarily the result of a decrease of $0.6 million in professional fees, a decrease of $0.4 million in restructuring costs, a decrease of $0.2 million in other miscellaneous expenses, and a decrease of $0.1 million in insurance expenses, partially offset by an increase in stock-compensation expense of $0.7 million.

Interest expense, net

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$359	$189	$(170)	(47.4)%

The decrease in interest expense, net of $0.2 million is primarily relating to a decrease in interest expense of $0.2 million compared to the prior period due to lower average borrowings.

Change in fair market value of warrant liabilities

	Three Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(567)	$(161)	$406	(71.6)%

The 2023 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the three months ending September 30, 2024 primarily relates to the reduced share price compared to the prior period.

Comparison of the Nine Months Ended September 30, 2023 and 2024

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,		Change
	2023(1)	2024(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$109,811	$74,438	$(35,373)	(32.2)%
Cost of good sold	56,236	28,550	(27,686)	(49.2)%
Gross profit	53,575	45,888	(7,687)	(14.3)%
Operating expenses:
Sales and distribution	61,704	42,288	(19,416)	(31.5)%
Research and development	3,808	—	(3,808)	(100.0)%
General and administrative	16,566	13,812	(2,754)	(16.6)%
Impairment loss on intangibles	39,445	—	(39,445)	(100.0)%
Total operating expenses	121,523	56,100	(65,423)	(53.8)%
Operating loss	(67,948)	(10,212)	57,736	85.0%
Interest expense, net	1,076	741	(335)	(31.1)%
Change in fair value of warrant liabilities	(2,410)	(730)	1,680	69.7%
Other income (expense), net	101	275	174	172.3%
Loss before income taxes	(66,715)	(10,498)	56,217	84.3%
Provision for income taxes	142	66	(76)	(53.5)%
Net loss	$(66,857)	$(10,564)	$56,293	84.2%

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$2,091	$1,702	$(389)	(18.6)%
Research and development expenses	1,134	—	(1,134)	(100.0)%
General and administrative expenses	3,546	4,692	1,146	32.3%
Total stock-based compensation expense	$6,771	$6,394	$(377)	(5.6)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,
	2023	2024
Net revenue	100.0%	100.0%
Cost of good sold	51.2	38.4
Gross profit	48.8	61.6
Operating expenses:
Sales and distribution	56.2	56.8
Research and development	3.5	—
General and administrative	15.1	18.6
Impairment loss on intangibles	35.9	—
Total operating expenses	110.7	75.4
Operating loss	(61.9)	(13.8)
Interest expense, net	1.0	1.0
Change in fair value of warrant liabilities	(2.2)	(1.0)
Other income, net	0.1	0.3
Loss before income taxes	(60.8)	(14.1)
Provision for income taxes	0.1	0.1
Net loss	(60.9)%	(14.2)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Direct	$107,357	$73,599	$(33,758)	(31.4)%
Wholesale	2,454	839	(1,615)	(65.8)%
Net revenue	$109,811	$74,438	$(35,373)	(32.2)%

Net revenue decreased $35.4 million, or 32.2%, during the nine months ended September 30, 2024 to $74.4 million, compared to $109.8 million for the nine months ended September 30, 2023. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $33.8 million, or 31.4%, which was primarily relating to a reduction in our product offering due to our SKU rationalization, competitive pricing pressure and other competitive dynamics on marketplaces.

	Nine Months Ended September 30,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$29,512	$21,876
Kitchen appliances	18,234	6,809
Health and beauty	11,725	9,558
Cookware, kitchen tools and gadgets	8,315	4,088
Home office	7,410	6,312
Housewares	19,558	15,632
Essential oils and related accessories	12,787	9,737
Other	2,270	426
Total net revenue	$109,811	$74,438

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

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$56,236	$28,550	$(27,686)	(49.2)%
Gross profit	$53,575	$45,888	$(7,687)	(14.3)%

Cost of goods sold decreased by $27.7 million, from $56.2 million for the nine months ended September 30, 2023 to $28.6 million for the nine months ended September 30, 2024 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $23.1 million in cost of goods sold from our direct businesses and a decrease of $4.5 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 48.8% for the nine months ended September 30, 2023 to 61.6% for the nine months ended September 30, 2024. The increase in gross profit was due primarily to a change of product mix and a reduction in liquidation of high priced excess inventory at reduced prices compared to the prior year.

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$61,704	$42,288	$(19,416)	(31.5)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $42.3 million for the nine months ended September 30, 2024, from $61.7 million for the nine months ended September 30, 2023. This decrease is primarily attributable to the decrease in the volume of products sold in the nine months ended September 30, 2024, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $33.7 million in the nine months ended September 30, 2024 as compared to $51.6 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $8.6 million for the nine months ended September 30, 2024, from $10.1 million for the nine months ended September 30, 2023. This decrease is primarily attributable to a decrease in headcount expense of $1.7 million and a decrease in restructuring costs of $0.4 million, partially offset by an increase in expenses related to a new Amazon Seller Program of $0.6 million.

As a percentage of net revenue, sales and distribution expenses increased to 56.8% for the nine months ended September 30, 2024, from 56.2% for the nine months ended September 30, 2023. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 45.3% for the nine months ended September 30, 2024 as compared to 47.0% for the nine months ended September 30, 2023. This decrease in sales and distribution expenses as a percentage of revenue is primarily due to product mix and a decrease in warehousing costs.

Research and Development Expenses

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Research and development expenses	$3,808	$—	$(3,808)	(100.0)%

During the nine months ending September 30, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model. Therefore, beginning with the nine months ending September 30, 2024, technology and employee related costs have been presented in general and administrative costs on the Condensed Consolidated Statements of Operations.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$16,566	$13,812	$(2,754)	(16.6)%

The decrease in general and administrative expenses was primarily the result of a decrease of $2.2 million in depreciation and amortization, a decrease of $0.9 million in insurance expenses, and a decrease of $0.6 million in professional fees, partially offset by an increase in stock-compensation expense of $1.1 million.

Impairment loss on intangibles

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$39,445	$—	$(39,445)	(100.0)%

Certain asset groups experienced a significant decrease in sales and contribution margin through September 30, 2023. This was considered an interim triggering event for the nine months ended September 30, 2023. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. There was no impairment loss on intangibles during the nine months ended September 30, 2024.

Interest expense, net

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$1,076	$741	$(335)	(31.1)%

The decrease in interest expense, net of $0.3 million is primarily relating to a decrease in interest expense of $0.6 million and an increase in interest income of $0.3 million compared to the prior period.

Change in fair market value of warrant liabilities

	Nine Months Ended September 30,		Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(2,410)	$(730)	$1,680	(69.7)%

The 2023 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the nine months ending September 30, 2024 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2023 and 2024

The following table provides information regarding our cash flows for the nine months ended September 30, 2023 and 2024:

	Nine Months Ended September 30,
	2023	2024
	(in thousands)
Cash (used in) provided by operating activities	$(8,458)	$2,174
Cash used in investing activities	(205)	(242)
Cash used in financing activities	(7,507)	(5,721)
Effect of exchange rate on cash	42	313
Net change in cash and restricted cash for the period	$(16,128)	$(3,476)

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

Net cash provided by operating activities was $2.2 million for the nine months ended September 30, 2024, resulting primarily from our net cash losses from operations of $5.0 million, inflow from working capital of $7.2 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The working capital benefit primarily relates to a decrease in inventory due to a reduction in purchases for the period.

Net Cash Used in Investing Activities

For the nine months ended September 30, 2023, net cash used in investing activities was $0.2 million primarily related to the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

For the nine months ended September 30, 2024, net cash used in investing activities was $0.2 million primarily related to the purchase of a minority equity investment in 4th and Heart during the nine months ended September 30, 2024.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2023, cash used in financing activities of $7.5 million primarily from the net repayments for our MidCap credit facility of $7.2 million, repayment of note payable to Smash of $0.5 million and net proceeds of insurance financing of $0.2 million.

For the nine months ended September 30, 2024, cash used in financing activities of $5.7 million primarily from the net repayments for our MidCap credit facility of $4.6 million, repayment of note payable to Smash of $0.6 million and payment of insurance obligations of $0.5 million.

Liquidity and Going Concern

As an emerging growth company, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows for the foreseeable future until such time that we reach a scale of profitability to sustain our operations. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we are focusing our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the nine months ended September 30, 2024, we incurred a net loss of $10.6 million and generated net cash flows from operations of $2.2 million. In addition, as of September 30, 2024, we had unrestricted cash and cash equivalents of $16.1 million available to fund our operations and an accumulated deficit of $710.4 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of September 30, 2024, and expect to remain in compliance through at least September 30, 2025. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. We can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

The Company has completed two restructuring programs over the last 18 months to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced the SKU count to solely focus on profitable products that are core to the Company’s strategy. During the nine months ended September 30, 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 7, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

On March 20, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation of the Company with the Secretary of State of Delaware (the “Certificate of Amendment”) to effect a 1-for-12 reverse stock split (the “Reverse Stock Split”) of the shares of the Company’s Common Stock, par value $0.0001 per share (the “Common Stock”). The Certificate of Amendment did not decrease the number of authorized shares of Common Stock or change the par value thereof. No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the nearest whole number. The Reverse Stock Split impacted all holders of the Common Stock proportionally and did not impact any stockholder’s percentage ownership of Common Stock (except to the extent the Reverse Stock Split results in any stockholder owning fractional shares).

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data in this Quarterly Report on Form 10-Q have been retroactively adjusted to reflect the Reverse Stock Split.

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year-ended December 31, 2023, respectively.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges (reversals) of $(10) thousand and $0.6 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2024, the Company has a liability of $3 thousand for restructuring costs included in accrued expenses and other current liabilities on the consolidated balance sheet.

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

The outstanding balance on the MidCap credit facility as of December 31, 2023 and September 30, 2024 was $11.1 million and $6.7 million, respectively. The Company had $1.3 million available on the Midcap credit facility as of September 30, 2024. We are in compliance with the financial covenants contained within the Credit Agreement as of September 30, 2024.

Non-GAAP Financial Measures

We believe that our condensed consolidated financial statements and the other financial data included in this Quarterly Report have been prepared in a manner that complies, in all material respects, with generally accepted accounting principles in the U.S. (“GAAP”). However, for the reasons discussed below, we have presented certain non-GAAP measures herein.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net provision (benefit) for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of warrant liabilities, impairment on intangibles, restructuring expenses, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

• the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or

• warrant liabilities

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(in thousands, except percentages)
Gross Profit	$19,583	$15,828	$53,575	$45,888
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(18,379)	(11,364)	(51,572)	(33,709)
Contribution margin	$1,204	$4,464	$2,003	$12,179
Gross Profit as a percentage of net revenue	49.4%	60.3%	48.8%	61.6%
Contribution margin as a percentage of net revenue	3.0%	17.0%	1.8%	16.4%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2024	2023	2024
	(in thousands, except percentages)
Net loss	$(6,270)	$(1,773)	$(66,857)	$(10,564)
Add:
Provision (benefit) for income taxes	90	(210)	142	66
Interest expense, net	359	189	1,076	741
Depreciation and amortization	452	421	3,416	1,279
EBITDA	(5,369)	(1,373)	(62,223)	(8,478)
Other (income) expense, net	(128)	225	101	275
Impairment loss on intangibles	—	—	39,445	—
Change in fair market value of warrant liabilities	(567)	(161)	(2,410)	(730)
Restructuring expense(1)	417	(10)	1,633	565
Stock-based compensation expense	1,232	1,806	6,771	6,394
Adjusted EBITDA	$(4,415)	$487	$(16,683)	$(1,974)
Net loss as a percentage of net revenue	(15.8)%	(6.8)%	(60.9)%	(14.2)%
Adjusted EBITDA as a percentage of net revenue	(11.1)%	1.9%	(15.2)%	(2.7)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the three and nine months ended September 30, 2024 and 2023.

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

On March 20, 2023, the Company made certain leadership changes in our essential oil business resulting in a change in strategy and outlook for the business which resulted in a reduced portfolio offering. This reduction in the portfolio will be impactful to our essential oil business's future revenues and profitability and as a result the Company made revisions to our internal forecasts. The Company concluded that this change was an interim triggering event for the three months ending March 31, 2023 indicating the carrying value of our essential oil business's long-lived assets including trademarks may not be recoverable. Accordingly, the Company performed an interim impairment test of the trademark and assessed the recoverability of the related intangible assets by using level 3 inputs and comparing the carrying value of an asset group to the net undiscounted cash flow expected to be generated. The recoverability test indicated that certain definite-live trademark intangible assets were impaired. The Company concluded the carrying value of the trademark exceeded its estimated fair value which was determined utilizing the relief-from-royalty method to determine discounted projected future cash flows which resulted in an impairment charge. The Company recorded an intangible impairment charge of $16.7 million in the three months ending March 31, 2023 within impairment loss on intangibles on the condensed consolidated statement of operations.

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

There were no triggering events to test intangibles for impairment loss during the nine months ended September 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time, we are party to various actions and claims arising in the normal course of business. We do not believe that the final outcome of these matters will have a material adverse effect on our financial position or results of operations. In addition, we maintain what we believe is adequate insurance coverage to further mitigate risk. However, no assurance can be given that the final outcome of such proceedings will not materially impact our financial condition or results of operations. Further, no assurance can be given that the amount or scope of existing insurance coverage will be sufficient to cover losses arising from such matters.

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

We have experienced significant after tax losses for the three and nine months ended September 30, 2024 and 2023, respectively. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

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

A substantial percentage of our revenue is from sales of products on Amazon’s U.S. marketplace and we are subject to Amazon’s terms of service (“ToS”) and various other Amazon seller policies. Amazon has the right to terminate or suspend our ability to sell on its platform at any time and for any reason. Amazon may also take other actions against us such as suspending or terminating our seller accounts or product listings and withholding payments owed to us indefinitely. From time to time in the past, we have experienced such adverse actions for products we have launched and products we have acquired and we can provide no assurance that we will be able to comply with Amazon's ToS. Further, in the event any of our seller accounts or product listings are suspended, or our product listings are required to be changed, for noncompliance or any other reason, including UPC brand mismatches, our reinstatement efforts may take significant time and attention or could fail, which could have a material adverse effect on our business, operating results, financial condition, and cash flows. In addition, Amazon has made, and we expect will continue to make, changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully market existing products and to launch new products or increase our costs to operate. Such changes and the efforts required to maintain compliance therewith could have an adverse effect on our business, operating results, financial condition, and cash flows. Examples of past changes from Amazon have included platform fee increases (i.e., storage, advertising, fulfillment and selling commissions), inventory warehouse limitations, restrictions on certain marketing activities and changes to listing requirements that limit the variations of products that can be included in a single listing. Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, operating results, financial condition, and cash flows. We also rely on services provided by Amazon’s fulfillment platform, including its Prime badge program, in which Amazon guarantees expedited shipping of products we sell to the consumer, an important factor in the consumer’s buying decision. Further, Amazon allows us to fulfill from our own third-party warehouses directly to customers under the same Prime badge guarantee. Amazon may at any time decide to discontinue allowing us to fulfill sales of our products directly from our warehouse network or limit our ability to advertise on our product listings that such products will receive expedited shipping under its Prime badge program. Any such inability or limitation, could have a material impact on our business, results of operations, financial condition, and cash flows. We have historically experienced, and may be subject in the future to, Amazon’s removal of the Prime badge guarantee from certain of our seller accounts and in those cases we have had limited success having the Prime badge guarantee reinstated in a timely manner or at all.

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

Changes in U.S. trade policy have created ongoing uncertainties in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. During his campaign, President-Elect Trump expressed various intentions to impose tariffs on imports, including 60% tariffs on goods imported from China, 25% tariffs on goods imported from Mexico and between 10% and 20% tariffs on other imports. It is unclear what action the next presidential administration or Congress will take with respect to these proposals. Ongoing or new trade wars or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATERIAN, INC.

Date: November 12, 2024	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Joshua Feldman
Joshua Feldman
Chief Financial Officer (Principal Financial Officer)