Form 10-K
period 2024-12-31
Aterian, Inc.
filed 2025-03-25
CIK 1757715

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2024 (the last trading day of the registrant’s second fiscal quarter of  2024), was approximately $20.6 million.

The number of shares of Registrant’s Common Stock outstanding as of March 21, 2025 was 8,750,741.

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

About Aterian

Aterian, Inc. (the "Company") is a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

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

Business Segments

We operate as one operating segment. Our revenues are derived from the sale of consumer goods. See Note 18, Segment Information, in the accompanying notes to our consolidated financial statements for further detail.

Products

The Company sells a wide-range of products across multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products, and essential oils. These products are sold under the Company’s owned brands, which were either incubated or acquired.

While we pursue growth from our existing product portfolio, new product launches and omni-channel expansion, we also intend to opportunistically pursue growth through strategic acquisitions of brands that we believe will integrate well with our business.

Intellectual Property and Technology

We rely primarily on a combination of trade secrets, trademarks, employee and third-party nondisclosure agreements and licensing arrangements (including open-source software) to protect our intellectual property. We generally do not pursue patent applications as a means of protecting our intellectual property. We have applied to register or have registered certain of our trademarks in the U.S. and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

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

Customers

Our customers are mainly individual online consumers who purchase our products primarily on Amazon US, and to a lesser extent on our owned and operated websites and other marketplaces, such as Walmart. In 2023 and 2024, approximately 88% and 92% of our revenue was through the Amazon sales platform, respectively.

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

Sales and Marketing

Our sales and marketing strategy and approach is focused on online channels and e-commerce platforms. Currently our primary focus on advertising spend is online across Amazon and Google, as well as through marketing affiliates.

Third-Party Manufacturing & Logistics

During 2024, we purchased the substantial majority of our finished products from suppliers in China. We do not maintain long-term purchase contracts with suppliers and operate mainly on a purchase order basis. We negotiate purchases from our foreign suppliers in U.S. dollars. We purchased our inventory from approximately 39 suppliers, four of which represented more than 10% of purchases during the year ended December 31, 2024. While we believe the loss of any one supplier would not have a long-term material adverse effect on our business due to the availability of other suppliers, the loss of a supplier could, in the short term, materially and adversely impact our business.

The principal raw materials used by our third-party suppliers to manufacture our products are plastic, glass, steel, copper, aluminum and packaging materials. We believe adequate quantities of raw materials are available from various suppliers.

We use a combination of Amazon warehouses, other third-party warehouses and logistics partners to fulfill direct-to-consumer orders, through agreements or terms of services. In addition to fulfillment by Amazon warehouses, we use geographically distributed third-party warehouses in the U.S. to deliver orders within one to two days through ground shipment to most customers.

Competition

The consumer goods and e-commerce markets are highly competitive and dynamic. We compete primarily against numerous third-party brands and sellers on marketplaces for each of our products. Competition is based on price, product features and quality, strong ratings and reviews, effective marketing, visibility and location on the online shelf and supply chain excellence, which is mostly the ability to deliver products to customers in one to two days. In certain instances, we compete directly with our third-party suppliers who sell their own brands directly to customers, including with respect to certain of our material products.

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

A significant portion of our products are currently manufactured in China. The enactment of new legislation, executive actions, or changes in current laws related to international trade affecting trade agreements, changes in tariffs, trade barriers, price and exchange controls and other regulatory requirements or changes in sourcing patterns could adversely affect the Company’s operations and result in additional expenses. Additional information is discussed in Item 1A of Part I, “Risk Factors,”

Although we have not suffered any material restrictions from doing business in the past due to government regulations, significant impediments may arise in the future as we expand product offerings.

From time to time, we dispose of or donate obsolete inventory in compliance with applicable laws and regulations.

People

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive stockholder value. We provide competitive compensation, which includes a focus on stock-based compensation, and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. As of December 31, 2024, we had 97 full-time employees, and 28 independent contractors. As of December 31, 2024, our employees and contractors are based in offices, shared workspaces and remote work locations in the U.S., China, the U.K., the Philippines, Costa Rica, Serbia, Pakistan, and Poland.

Emerging Growth Company Status

As of December 31, 2024, we no longer qualify as an Emerging Growth Company ("EGC") due to the expiration of the five-year eligibility period under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Although the Company is no longer an EGC, we are still eligible for certain scaled disclosure accommodations, including reduced executive compensation disclosures and exemptions from some of the enhanced financial reporting requirements applicable to larger registrants.

Available Information

We may use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We intend to utilize the investor relations section of our website at https://ir.aterian.io as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, X (formerly Twitter), Facebook, Instagram, TikTok and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and brand related social media channels may be deemed to be of a material nature, some information may be and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

All periodic and current reports, registration statements and other filings that we have filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on our website at https://investors.solobrands.com. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Any reference to our website or social media channels does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of the periodic and current reports, registration statements or other filings that we file or furnish with the SEC from time to time.

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

We have experienced significant after-tax losses for the years ended December 31, 2024 and 2023. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

Our growth strategy has resulted in operating losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our financial statements as of and for the year ended December 31, 2024, that raised substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern or maintain our financial covenants with our lenders, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, reduce our sale and distribution infrastructure, or significantly reduce our business. Further, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We face intense competition and if we are unable to compete effectively, our market share and revenue could be diminished which may delay or otherwise hinder our efforts to achieve or maintain profitability.

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition and from new products and enhancements introduced by existing competitors or new companies entering the markets in which we operate. We sell our products primarily on marketplaces and primarily on Amazon in the U.S. Unlike traditional brick and mortar retailers, the customer who is shopping on marketplaces has a significant number of competing products to select from as there are limited barriers to entry. In addition, the Internet facilitates competitive entry and comparison shopping, which enhances the ability of new and existing businesses to compete against us. A number of our current and potential competitors have greater resources, longer histories, and/or greater brand recognition. As a result, they may be able to secure better terms from vendors and devote more resources to technology, infrastructure, fulfillment, and marketing than we may be able to. In addition, some of our competitors aggressively discount their products in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. Further, social proof for products sold on marketplaces in the form of product ratings and reviews is highly important to our success. In certain instances, we have been unable to maintain such social proof, and we may be unable to maintain such social proof in the future, or competitors may be able to attain better social proof for their products which could result in reduced market share and have a material impact on our operating results.

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

As a result of competition, our product offerings, whether in new or existing markets, may not be successful, we may fail to gain or may lose business, and we may be required to increase our marketing spending or lower prices, any of which could materially impact our operating results.

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

Our business is sensitive to the strength of the United States consumer market to a meaningful extent, and changes in consumer spending and economic conditions could adversely affect our business.

The strength of the U.S. economy has a significant impact on our performance. We are dependent on discretionary spending, which is affected by, among other things, unemployment rates, economic and political conditions worldwide, consumer confidence, energy and gasoline prices, interest and mortgage rates, the level of consumer debt and taxation, and financial markets, which are all outside of our control. A continuing softening of demand, whether caused by changes in customer preferences or a weakening of the U.S. or global economies, may result in decreased revenue. We believe we have sustained a decline in the sales of our products in part due to the factors mentioned above, and any continued economic downturn or uncertainties in the U.S. or in other parts of the world could materially and adversely affect our business, operating results, financial condition, and cash flows.

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

Significant increases in the cost and/or reductions in the availability of raw materials, energy, labor, transportation, and increases in tariffs and platform fees charged by marketplaces have negatively impacted our business, operating results, financial condition, and cash flows and may continue to negatively impact such items in the future. Our contract manufacturers purchase significant amounts of metals, plastics and other materials to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities may result in higher metal, plastic, electric, transportation and product costs, or could impair our ability to obtain products at marketable rates or at all. We are heavily dependent on inbound sea, rail and truck freight. Disruptions in the global supply chain and freight networks, has, and may continue to limit inbound and outbound shipment capacity and increase our cost of goods sold and certain operating expenses. Further, the marketplaces on which we sell our products charge fees for selling, storage, advertising and fulfillment, all of which have historically increased, and we expect will continue to increase. The cost of raw materials, energy, labor, transportation, and the platform fees charged by marketplaces in the aggregate, represents a significant portion of our cost of goods sold and certain other operating expenses, which are not within our control and we have had limited success passing these on to customers. Our business, operating results, financial condition, and cash flows could be adversely affected by future increases in any of these costs. Additionally, the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing and distribution disruption could adversely impact our ability to meet our customers’ needs. Furthermore, it is not practical for us to mitigate our exposure to, nor are we able to accurately project the possible effect of foreign currency exchange rate fluctuations on our operating results due to our constantly changing exposure to various foreign currencies and the difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar.

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

A significant majority of our revenue results from sales of products on Amazon’s U.S. marketplace, and any change, limitation, or restriction on our ability to operate on Amazon’s platform could have a material adverse impact on our business, operating results, financial condition, and cash flows.

A substantial percentage of our revenue is from sales of products on Amazon’s U.S. marketplace and we are subject to Amazon’s terms of service (“ToS”) and various other Amazon seller policies. Amazon has the right to terminate or suspend our ability to sell on its platform at any time and for any reason. Amazon may also take other actions against us such as suspending or terminating our seller accounts or product listings and withholding payments owed to us indefinitely. From time to time in the past, we have experienced such adverse actions for products we have launched and products we have acquired and we can provide no assurance that we will be able to comply with Amazon's ToS. Further, in the event any of our seller accounts or product listings are suspended, or our product listings are required to be changed, for noncompliance or any other reason, including UPC brand mismatches, our reinstatement efforts may take significant time and attention or could fail, which could have a material adverse effect on our business, operating results, financial condition, and cash flows. In addition, Amazon has made, and we expect will continue to make, changes to its platform that could require us to change the manner in which we operate, limit our ability to successfully market existing products and to launch new products or increase our costs to operate. Such changes and the efforts required to maintain compliance therewith could have an adverse effect on our business, operating results, financial condition, and cash flows. Examples of past changes from Amazon have included platform fee increases (i.e., storage, advertising, fulfillment and selling commissions), inventory warehouse limitations, restrictions on certain marketing activities and changes to listing requirements that limit the variations of products that can be included in a single listing. Any change, limitation or restriction on our ability to sell on Amazon’s platform, even if temporary, could have a material impact on our business, operating results, financial condition, and cash flows. We also rely on services provided by Amazon’s fulfillment platform, including its Prime badge program, in which Amazon guarantees expedited shipping of products we sell to the consumer, an important factor in the consumer’s buying decision. Further, Amazon allows us to fulfill from our own third-party warehouses directly to customers under the same Prime badge guarantee. Amazon may at any time decide to discontinue allowing us to fulfill sales of our products directly from our warehouse network or limit our ability to advertise on our product listings that such products will receive expedited shipping under its Prime badge program. Any such inability or limitation could have a material impact on our business, results of operations, financial condition, and cash flows. We have historically experienced, and may be subject in the future to, Amazon’s removal of the Prime badge guarantee from certain of our seller accounts and in those cases we have had limited success having the Prime badge guarantee reinstated in a timely manner or at all.

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

We have $241.7 million net operating loss carryforwards as of December 31, 2024, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, such as research and development credit carryforwards, before utilization.

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

During the year ended December 31, 2023, the Company implemented a strategy of rationalizing certain less profitable products and reducing its product offering. Further, on July 26, 2023, Yaniv Sarig resigned as CEO of Aterian, and Arturo Rodriguez and Joseph Risico were promoted to Co-CEOs of Aterian. Further on June 26, 2024, Mr. Risico resigned and Mr. Rodriguez was promoted to sole CEO. As a result of this change in leadership, we enacted a number of strategic initiatives that could impact certain aspects of how we currently do business including a further rationalization of our product portfolio to improve our operations and potential future profitability, a change in our technology infrastructure and a reduction of our workforce. This reduction in our product portfolio has led to and will continue to lead to a decline in revenue in upcoming quarters. Executing on any of these decisions is complex and entails a number of potential risks, including but not limited to uncertainties, disruptions and challenges in our business and business model, a decline in revenues and profitability, market share erosion, inventory write-offs and other restructuring related charges, impacts to our relationships with our various vendors and could potentially impact employee morale. Further, pursuing or completing any such strategic initiative could divert management’s attention, and otherwise disrupt our operations which could adversely affect our operating results, financial condition, and cash flows.

Risks Relating to Information and Cyber Security

We rely on data provided by third parties and any loss, reduction in access or increased costs related thereto of which could have a material adverse effect on our business.

We use a combination of technologies in various aspects of our business including for new product launches, forecasting, fulfillment and the automation of sales and marketing of our products, among other things. Our ability to successfully use our technology depends to a large extent on our ability to analyze and utilize data, including search engine results, provided by unaffiliated third parties, primarily, Google and Amazon. In the future, these third parties could change their data sharing policies, including making them more restrictive or expensive, or could alter their algorithms, any of which could result in the loss of, or significant impairment to, our ability to analyze useful data. These third parties could also interpret our service providers’ data collection policies or practices as being inconsistent with their policies, which could result in the loss of our ability to collect and use this data.

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

Changes in U.S. trade policy have created ongoing uncertainties in international trade relations, and it is unclear what future actions governments will or will not take with respect to tariffs or other international trade agreements and policies. During his campaign, President Trump expressed various intentions to impose tariffs on imports, including 60% tariffs on goods imported from China, 25% tariffs on goods imported from Mexico and between 10% and 20% tariffs on other imports. President Trump has instituted an additional 20% tariffs on imports from China currently and China has declared certain retaliatory tariffs but it is unclear what action his administration will take next with respect to these tariffs. Ongoing or new trade wars or retaliatory trade measures taken by China or other countries in response or other governmental action related to tariffs or international trade agreements or policies could reduce demand for our products and services, increase our costs, reduce our profitability, adversely impact our supply chain or otherwise have a material adverse effect on our business and results of operations.

We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs and sales and are considering strategies to mitigate such impact, including reviewing sourcing options in the US and other regions, filing requests for exclusion from the tariffs for certain product lines and working with our suppliers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful or that doing so will not impact the quality and cost of our products or our ability to bring them in in a timely manner. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Risks Relating to the Ownership of our Common Stock

We no longer qualify as an “emerging growth company” as of December 31, 2024 and, as a result, we are no longer able to avail ourselves of certain reduced disclosure requirements applicable to emerging growth companies.

As of December 31, 2024, we no longer qualify as an emerging growth company within the meaning of Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are subject to certain disclosure and compliance requirements that apply to other public companies but did not previously apply to us due to our status as an emerging growth company.

We are a "smaller reporting company" and the reduced disclosure requirements applicable to smaller reporting companies may make it more difficult to compare our performance with other public companies and make our common stock less attractive to investors.

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

The success of our business depends in part on our ability to invest significant resources in various aspects of our business. To support our business growth, we will likely require additional funds to maintain and grow our business and to respond to business challenges. Accordingly, from time to time we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or convertible debt securities, that would result in significant dilution to our existing stockholders, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt we may incur may negatively impact our business, financial condition and operating results. We have in the past and may in the future incur debt that allows us to repay such debt using our common stock, which could result in significant dilution. Further, we may not be able to obtain additional financing on terms favorable to us, or at all, whether due to issues related to the Company or unrelated to the Company including but not limited to bank failures. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to grow or to respond to business challenges would be significantly limited, and our business could fail or our operating results, financial condition, and cash flows could be adversely affected.

Any debt financing secured by us in the future could involve restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities. In addition, we may not be able to acquire the financing needed in order to pursue future acquisitions or similar transactions or we may not be able to raise sufficient equity or equity-like capital without first seeking stockholder approval, which could limit our ability to complete such financing, or to complete any related transaction on a timely basis or at all.

Future sales of our common stock by our insiders, or the perception that these sales may occur, may cause the market price of our common stock to decline.

Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our common stock which is granted as a portion of their compensation. Sales by these stockholders, or the perception that such sales will occur, may cause the market price of our common stock to decline. Other than our stock ownership guidelines and our restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of common stock. Our employees, officers and directors periodically sell shares of common stock to cover tax liabilities from prior restricted stock awards.

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

Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Risks Related to Information and Cyber Security,” which should be read in conjunction with the information above. The Audit Committee, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. The Audit Committee receives reports regarding such risks from management, including our Chief Technology Officer, and reports to the Board at least quarterly. The Audit Committee also oversees the Board’s response to any significant cybersecurity incidents. Our Chief Technology Officer, who has extensive cybersecurity knowledge and skills gained from over ten years working in the technology industry, heads the team responsible for implementing and maintaining cybersecurity and data protection practices at Aterian, working closely with our General Counsel who has a certification in Data Security and Privacy Policy from Cornell University. Both our Chief Technology Officer and General Counsel report directly to our CEO.

Item 2. Properties.

As of December 31, 2024, our principal place of business and corporate headquarters was our Summit, New Jersey office which is leased for a term of one year expiring in September 2025. Our UK office is a building we own, and our China office is leased for a term of one year expiring in May 2025.

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

Holders of Record

As of December 31, 2024, there were approximately 120 holders of record of our common stock. Many shares of common stock are held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners. Accordingly, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

None

Purchase of Equity Securities

On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 24 months and may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. The shares of common stock when repurchased by the Company will be retired.

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

Overview

We are a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

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

Financial Operations Overview

Net Revenue—We derive our revenue from the sale of consumer products, primarily in the U.S. We sell products directly to consumers through online retail channels and through wholesale channels. Direct-to-consumer sales (i.e., direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, Target.com and our own websites, with substantially all of our sales made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

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

Expenses:

Research and Development Expenses—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property. During the year ended December 31, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model. For the year ended December 31, 2024, technology and employee related costs have been presented in general and administrative costs on the Consolidated Statement of Operations.

Sales and Distribution Expenses—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and ecommerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e., sales and distribution variable expenses). Sales and distribution expenses also include employee cash and stock compensation and benefits and other related fixed costs. Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages our technology platform and third-party logistics partners. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”) or fulfilled by Walmart (“WFS”). Products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon to most customers within one or two days. We periodically review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates.

General and Administrative Expenses—General and administrative expenses include cash and stock compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees, and other general overhead costs, including the costs of being a public company. For the year ended December 31, 2023, technology and employee-related costs were classified within research and development expenses. For the year ended December 31, 2024, these costs have been presented within general and administrative expenses.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”).

Results of Operations

Comparison of Years Ended December 31, 2023 and 2024

The following table summarizes our results of operations for the years ended December 31, 2023 and 2024, together with the changes in those items in dollars and percentage:

	December 31,	December 31,	Change
	2023 (1)	2024 (1)	Amount	%
	(in thousands, except percentages)
Net revenue	$142,566	$99,045	$(43,521)	(30.5)%
Cost of goods sold	72,281	37,550	(34,731)	(48.0)%
Gross profit	70,285	61,495	(8,790)	(12.5)%
Operating expenses:
Sales and distribution	81,911	55,979	(25,932)	(31.7)%
Research and development	4,616	—	(4,616)	(100.0)%
General and administrative	20,220	17,339	(2,881)	(14.2)%
Impairment loss on intangibles	39,728	—	(39,728)	(100.0)%
Total operating expenses	146,475	73,318	(73,157)	(49.9)%
Operating loss	(76,190)	(11,823)	64,367	84.5%
Interest expense, net	1,421	949	(472)	(33.2)%
Change in fair value of warrant liabilities	(2,440)	(924)	1,516	62.1%
Other expense, net	260	61	(199)	(76.5)%
Loss before income taxes	(75,431)	(11,909)	63,522	84.2%
Benefit for income taxes	(867)	(47)	820	94.6%
Net loss	$(74,564)	$(11,862)	$62,702	84.1%

(1)	Amounts include stock-based compensation expense as follows:

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$2,439	$1,783	$(656)	(26.9)%
Research and development expenses	1,414	—	(1,414)	(100.0)%
General and administrative expenses	4,483	5,727	1,244	27.7%
Total stock-based compensation expense	$8,336	$7,510	$(826)	(9.9)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	December 31,	December 31,
	2023	2024
Net revenue	100.0%	100.0%
Cost of goods sold	50.7	37.9
Gross profit	49.3	62.1
Operating expenses:
Sales and distribution	57.5	56.5
Research and development	3.2	—
General and administrative	14.2	17.5
Impairment loss on intangibles	27.9	—
Total operating expenses	102.7	74.0
Operating loss	(53.4)	(11.9)
Interest expense, net	1.0	1.0
Change in fair value of warrant liabilities	(1.7)	(0.9)
Other income, net	0.2	0.1
Loss before income taxes	(52.9)	(12.0)
Benefit for income taxes	(0.6)	(0.0)
Net loss	(52.3)%	(12.0)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Direct	$138,410	$97,341	$(41,069)	(29.7)%
Wholesale	4,156	1,704	(2,452)	(59.0)%
Net revenue	$142,566	$99,045	$(43,521)	(30.5)%

Net revenue decreased $43.5 million, or 30.5%, during the year ended December 31, 2024 to $99.1 million, compared to $142.6 million for the year ended December 31, 2023. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $41.1 million, or 29.7%, which was primarily relating to a reduction in our product offering due to our SKU rationalization, competitive pricing pressure and other competitive dynamics on marketplaces.

	December 31,	December 31,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$34,686	$26,398
Kitchen appliances	24,181	9,565
Health and beauty	16,025	13,467
Cookware, kitchen tools and gadgets	11,696	5,924
Home office	9,781	8,017
Housewares	26,093	22,521
Essential oils and related accessories	17,204	12,719
Other	2,900	434
Total net revenue	$142,566	$99,045

Every category of business had a reduction in sales compared to the prior year primarily relating to the SKU rationalization that took place during the year ended December 31, 2024 and softness in consumer demand due the macroeconomic environment. In addition, there were competitive pricing pressures coupled with certain key products losing their prominent positioning on Amazon due to competition, specifically in the kitchen appliance businesses. These factors resulted in a reduction of units sold and a reduction in certain retail sales prices.

Cost of Goods Sold and Gross Profit

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$72,281	$37,550	$(34,731)	(48.0)%
Gross profit	$70,285	$61,495	$(8,790)	(12.5)%

Cost of goods sold decreased by $34.7 million from $72.3 million for the year ended December 31, 2023 to $37.6 million for the year ended December 31, 2024 primarily from reduced sales volume. The decrease in cost of goods sold was primarily attributable to a decrease of $27.6 million in cost of goods sold from our direct businesses and a decrease of $7.1 million in cost of goods sold from our wholesale businesses.

Gross profit increased from 49.3% for the year ended December 31, 2023 to 62.1% for the year ended December 31, 2024. The increase in gross profit was primarily due to a reduction in liquidation of high priced excess inventory at reduced prices compared to the prior year.

Sales and Distribution Expenses

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$81,911	$55,979	$(25,932)	(31.7)%

Sales and distribution expenses which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $56.0 million for the year ended December 31, 2024 from $81.9 million for the year ended December 31, 2023. This decrease is primarily attributable to the decrease in the volume of products sold during the year ended December 31, 2024, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $44.6 million for the year ended December 31, 2024 as compared to $68.9 million in the prior year.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $11.4 million for the year ended December 31, 2024, from $13.0 million for the year ended December 31, 2023. This decrease is primarily attributable to a decrease in headcount expense of $1.6 million, a decrease in stock-based compensation expenses of $0.7 million and a decrease in restructuring costs of $0.4 million, partially offset by an increase in expenses related to a new Amazon Seller Program of $0.8 million.

As a percentage of net revenue, sales and distribution expenses decreased to 56.5% for the year ended December 31, 2024, from 57.5% for the year ended December 31, 2023. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 45.0% for the year ended December 31, 2024 as compared to 48.3% for the year ended December 31, 2023. This decrease in sales and distribution expenses as a percentage of revenue is primarily due to product mix and a decrease in logistics costs.

Research and Development Expenses

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Research and development expenses	$4,616	$—	$(4,616)	(100.0)%

During the year ended December 31, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model. Therefore, beginning with the year ended December 31, 2024, technology and employee related costs have been presented in general and administrative costs on the Consolidated Statements of Operations.

General and Administrative Expenses

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$20,220	$17,339	$(2,881)	(14.2)%

The decrease in general and administrative expenses was primarily the result of a decrease of $2.3 million in depreciation and amortization, a decrease of $0.9 million in insurance expenses, and a decrease of $0.6 million in professional fees, partially offset by an increase in stock-compensation expense of $1.2 million.

Impairment loss on Intangibles

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$39,728	$—	$(39,728)	(100.0)%

Certain asset groups experienced a significant decrease in sales and contribution margin during the year ended December 31, 2023. This was considered a triggering event for the year ended December 31, 2023. Based on the analysis of comparing the undiscounted cash flow to the carrying value of the asset group, one group tested indicated that the assets may not be recoverable. There was no impairment loss on intangibles during the year ended December 31, 2024.

Interest expense, net

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$1,421	$949	$(472)	(33.2)%

The decrease in interest expense, net of $0.5 million is primarily relating to a decrease in interest expense of $0.9 million and an increase in interest income of $0.4 million compared to the prior period due to lower average borrowings.

Change in fair market value of warrant liabilities

	December 31,	December 31,	Change
	2023	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(2,440)	$(924)	$1,516	62.1%

The 2023 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the year ended December 31, 2024 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for Years-Ended December 31, 2023 and 2024

The following table provides information regarding our cash flows for the years-ended December 31, 2023 and 2024:

	December 31,	December 31,
	2023	2024
	(in thousands)
Cash (used in) provided by operating activities	$(13,388)	$2,165
Cash used in investing activities	(244)	(242)
Cash used in financing activities	(11,108)	(4,914)
Effect of exchange rate on cash	306	(61)
Net change in cash and restricted cash for the period	$(24,434)	$(3,052)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $13.4 million for the year ended December 31, 2023, resulting primarily from our net cash losses from operations of $28.9 million, offset by an inflow from working capital of $15.5 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The reduction of gross inventory of $26.4 million from December 31, 2022 to December 31, 2023 primarily relates to the liquidation of high priced excess inventory and a reduction of purchases for the period.

Net cash provided by operating activities was $2.2 million for the year ended December 31, 2024, resulting primarily from our net cash losses from operations of $6.0 million, offset by an inflow from working capital of $8.2 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The working capital benefit primarily relates to a decrease in inventory due to a reduction in purchases for the period.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.2 million for the year ended December 31, 2023, resulting primarily from the remaining payment for the purchase of Step and Go assets which was acquired during the three months ending December 31, 2022.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2024, resulting primarily from the purchase of a minority equity investment in 4th and Heart during the year ended December 31, 2024.

Net Cash Used in Financing Activities

For the year ended December 31, 2023, cash used in financing activities of $11.1 million primarily from the net repayments for our MidCap credit facility of $10.4 million, repayment of seller notes of $0.6 million and net payments of insurance financing of $0.1 million.

For the year ended December 31, 2024, cash used in financing activities of $4.9 million primarily from the net repayments for our MidCap credit facility of $4.3 million and repayment of seller notes of $0.6 million.

Liquidity and Going Concern

As a company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows in the near term. However, we anticipate improvements over time as we work toward achieving a sustainable scale of profitability. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure, and we expect to continue to rely on outside capital for the foreseeable future, specifically if we pursue material M&A opportunities. While we believe we will eventually reach a level of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•	Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year ended December 31, 2024, we incurred a net loss of $11.9 million and generated net cash flows from operations of $2.2 million. In addition, as of December 31, 2024, we had unrestricted cash and cash equivalents of $18.0 million available to fund our operations and an accumulated deficit of $711.7 million.

•	We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 9, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of December 31, 2024, and expect to remain in compliance through at least March 31, 2026. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. We can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

•	As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we expect to continue to explore raising additional outside capital, specifically if we pursue material M&A opportunities, there can be no assurance we will be able to obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

•	The Company's plan is to continue to closely monitor our operating forecast, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company has enacted a strategy to reduce the number of SKUs it sells and will no longer be pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

The Company has completed two restructuring programs over the last two years to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced our SKU count to focus on profitable products that are core to the Company’s strategy. During February 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 9, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

Nasdaq Listing—On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement (the “Extension Notice”).

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

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

Restructuring—On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year ended December 31, 2023.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $0.6 million for the year ended December 31, 2024, respectively.

MidCap Credit Facility—On December 22, 2021, we entered into a Credit Facility with MidCap, pursuant to which, among other things, (i) the lenders party thereto as lenders (the “Lenders”) agreed to provide a revolving credit facility in a principal amount of up to $40.0 million subject to a borrowing base consisting of, among other things, inventory and sales receivables (subject to certain reserves), and (ii) we agreed to issue to MidCap Funding XXVII Trust a warrant to purchase up to an aggregate of 16,667 shares of our common stock, in exchange for the Lenders extending loans and other extensions of credit to us under the Credit Facility.

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

On March 25, 2025 (the “Third Amendment Effective Date”) the Company entered into Amendment No. 3 (the “Amendment”) to that certain Credit and Security Agreement, dated as of December 22, 2021 (as amended from time to time, the “Credit Agreement”) by and among the Company, certain of its subsidiaries thereto, the lenders thereto (the “Lenders”) and Midcap Funding IV Trust, as administrative agent. Capitalized terms used in this section and not otherwise defined shall have the meanings assigned in the Credit Agreement. Material changes contained in the Amendment include among other things, adding repurchase of the Company’s common stock as a permitted distribution subject to certain conditions:

●	During the period from the Third Amendment Effective Date through December 22, 2025 (the “2025 Repurchase Period”), up to $750,000 of stock repurchases are permitted.
●	During the period from December 23, 2025 through the maturity date (the "2026 Repurchase Period"), up to another $750,000 is permitted.
●

Additional repurchases may be made, provided that, among other conditions, no Event of Default exists or would result, and the Company maintains at least $10,000,000 in Credit Party Liquidity (as evidenced by a timely delivered Liquidity Certificate). The total combined repurchases in each period may not exceed $1,500,000 except that up to $500,000 in unused amounts from the 2025 Repurchase Period may carry over to the 2026 Repurchase Period.

The outstanding balance on the MidCap credit facility as of December 31, 2023 and December 31, 2024 was $11.1 million and $6.9 million, respectively. The Company did not have any availability on the Midcap credit facility as of December 31, 2024. We are in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2024.

Share Repurchase—On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 24 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value.

Emerging Growth Company Status—As of December 31, 2024, we no longer qualify as an Emerging Growth Company ("EGC") due to the expiration of the five-year eligibility period under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Although the Company is no longer an EGC, we are still eligible for certain scaled disclosure accommodations, including reduced executive compensation disclosures and exemptions from some of the enhanced financial reporting requirements applicable to larger registrants.

Open Inventory Purchase Orders—As of December 31, 2023 and 2024, the Company had open inventory purchase orders of $6.5 million and $9.2 million, respectively, placed with vendors waiting to be fulfilled.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of warrant liabilities, impairment on intangibles, restructuring expenses, reserve on barter credits, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

•	changes in cash requirements for our working capital needs; or

•	changes in warrant liabilities.

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

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	December 31,	December 31,
	2023	2024

Gross Profit	$70,285	$61,495
Less:
Reserve on barter credits	323	—
E-commerce platform commissions, online advertising, selling and logistics expenses	(68,864)	(44,553)
Contribution margin	$1,744	$16,942
Gross Profit as a percentage of net revenue	49.3%	62.1%
Contribution margin as a percentage of net revenue	1.2%	17.1%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	December 31,	December 31,
	2023	2024

Net loss	$(74,564)	$(11,862)
Add:
Benefit for income taxes	(867)	(47)
Interest expense, net	1,421	949
Depreciation and amortization	3,886	1,689
EBITDA	(70,124)	(9,271)
Other expense, net	260	61
Impairment loss on intangibles	39,728	—
Change in fair market value of warrant liabilities	(2,440)	(924)
Reserve on barter credits	323	—
Restructuring expense(1)	1,633	565
Stock-based compensation expense	8,336	7,510
Adjusted EBITDA	$(22,284)	$(2,059)
Net loss as a percentage of net revenue	(52.3)%	(12.0)%
Adjusted EBITDA as a percentage of net revenue	(15.6)%	(2.1)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the year ended December 31, 2024 and 2023.

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

Warrant Liabilities—The fair values of the outstanding warrants were measured using the Black Scholes model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liabilities, and are recorded within the Change in fair market value of warrant line item on the statement of operations.

The fair value of warrant liabilities was $1.0 million and $0.1 million at December 31, 2023 and 2024, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2024.

There were no triggering events to test intangibles for impairment loss during the year ended December 31, 2024.

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

JOBS Act

As of December 31, 2024, we no longer qualify as an Emerging Growth Company ("EGC") due to the expiration of the five-year eligibility period under the Jumpstart Our Business Startups Act of 2012 (the "JOBS Act"). Although the Company is no longer an EGC, we are still eligible for certain scaled disclosure accommodations, including reduced executive compensation disclosures and exemptions from some of the enhanced financial reporting requirements applicable to larger registrants as we are still a Smaller Reporting Company.

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

In addition, we have outstanding debt under the Credit Facility with MidCap that bears interest. As of December 31, 2024, our outstanding indebtedness under the Credit Facility was $6.9 million, which bears interest at a rate of Term Secured Overnight Financing Rate ("Term SOFR"), which is defined as SOFR plus 0.10%, plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 4% and 6% of our net revenue for the years-ended December 31, 2023 and 2024, respectively. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years-ended December 31, 2023 and December 31, 2024.

Item 8. Financial Statements and Supplementary Data.

ATERIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Aterian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aterian, Inc. and subsidiaries (the "Company") as of December 31, 2023, the related consolidated statement of operations and comprehensive loss, stockholders’ equity, and cash flows, for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the result of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

New York, New York
March 19, 2024 (March 25, 2025, as to the effects of the adoption of ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, described in Note 2, and the Reverse Stock Split described in Note 1)

We began serving as the Company's auditor in 2017. In 2024 we became the predecessor auditor.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aterian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Aterian, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for year ended December 31, 2024, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and recurring negative operating cash flows since inception and may be unable to fund day-to-day company operations and remain in compliance with certain financial covenants required by the agreement governing the Company’s credit facility which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Inventory Valuation

As described in Note 2 the Company estimates the net realizable value for inventory based on past and future sales, which involves a high level of judgement on the part of management. Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires the Company to make judgments, based on available information, such as historical sales data and forecasted future sales data for the next twelve months, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. Changes to the relevant assumptions and projections would impact the consolidated financial results in periods subsequent to the recording these estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the evaluation of the Company’s inventory valuation included the following, among others:

•

Obtaining an understanding of the Company's accounting policy related to inventory, specifically as it relates to the excess and obsolete inventory reserve and ensure it is relevant to the accounting standards and consistent applied to prior periods.

•	Recalculate the inventory reserve based on the Company's policy and our knowledge obtained above. Ensure mathematical accuracy and test the computations for a sample of inventory items
•

Evaluating management's methodology and process for developing the excess and obsolete inventory reserve, including estimating assumptions related to future product sales based on historical usage and current market conditions.

•

Testing management's calculation of the excess and obsolete inventory reserve, which included evaluating the completeness and accuracy of underlying data used by management in the calculation, principally inputs such as actual sales of products and management's determination of future estimated sales of inventory and comparing them to historical sale amounts.

•

Perform observations of inventory at various locations to ensure the quantities are in working order and identify damaged or poor conditioned inventory and confirmed balances at various third-party warehouses.

/s/ UHY LLP

We have served as the Company’s auditor since 2024.

Melville, New York

March 25, 2025

ATERIAN, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2023	December 31, 2024
ASSETS
Current assets:
Cash	$20,023	$17,998
Accounts receivable, net	4,225	3,782
Inventory	20,390	13,749
Prepaid and other current assets	4,998	3,190
Total current assets	49,636	38,719
Property and equipment, net	775	685
Intangibles, net	11,320	9,757
Other non-current assets	138	381
Total assets	$61,869	$49,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$11,098	$6,948
Accounts payable	4,190	3,080
Seller notes	1,049	466
Accrued and other current liabilities	9,110	8,804
Total current liabilities	25,447	19,298
Other liabilities	391	227
Total liabilities	25,838	19,525
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 7,508,246 and 8,750,741 shares outstanding at December 31, 2023 and December 31, 2024, respectively(*)	9	9
Additional paid-in capital	736,675	742,591
Accumulated deficit	(699,815)	(711,677)
Accumulated other comprehensive loss	(838)	(906)
Total stockholders’ equity	36,031	30,017
Total liabilities and stockholders' equity	$61,869	$49,542

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2023	2024
Net revenue	$142,566	$99,045
Cost of goods sold	72,281	37,550
Gross profit	70,285	61,495
Operating expenses:
Sales and distribution	81,911	55,979
Research and development	4,616	—
General and administrative	20,220	17,339
Impairment loss on intangibles	39,728	—
Total operating expenses	146,475	73,318
Operating loss	(76,190)	(11,823)
Interest expense, net	1,421	949
Change in fair value of warrant liabilities	(2,440)	(924)
Other expense, net	260	61
Loss before income taxes	(75,431)	(11,909)
Benefit for income taxes	(867)	(47)
Net loss	$(74,564)	$(11,862)
Net loss per share, basic and diluted	$(11.43)	$(1.68)
Weighted-average number of shares outstanding, basic and diluted(*)	6,524,589	7,069,404

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2023	2024
Net loss	$(74,564)	$(11,862)
Other comprehensive loss:
Foreign currency translation adjustments	306	(68)
Other comprehensive income (loss)	306	(68)
Comprehensive loss	$(74,258)	$(11,930)

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares(*)	Amount	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2022	6,729,533	$8	$728,339	$(625,251)	$(1,144)	$101,952
Net loss	—	—	—	(74,564)	—	(74,564)
Issuance of shares of restricted common stock	1,095,011	1	—	—	—	1
Forfeiture of shares of restricted common stock	(341,298)	—	—	—	—	—
Issuance of common stock	25,000	—	290	—	—	290
Stock-based compensation expense	—	—	8,046	—	—	8,046
Other comprehensive income	—	—	—	—	306	306
BALANCE—December 31, 2023	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(11,862)	—	(11,862)
Issuance of shares of restricted common stock	1,395,974	—	—	—	—	-
Forfeiture of shares of restricted common stock	(332,259)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	5,246	—	—	5,246
Other comprehensive income	—	—	—	—	(68)	(68)
BALANCE—December 31, 2024	8,750,741	$9	$742,591	$(711,677)	$(906)	$30,017

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2024
OPERATING ACTIVITIES:
Net loss	$(74,564)	$(11,862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	3,886	1,689
(Recovery) provision for sales returns	(413)	57
Amortization of deferred financing cost and debt discounts	429	198
Stock-based compensation	8,336	7,510
Change in deferred tax expense	(1,153)	(5)
Change in inventory provisions	(3,149)	(2,738)
Change in fair value of warrant liabilities	(2,440)	(924)
Impairment loss on intangibles	39,728	—
Provision for barter credits	323	—
Allowance for credit losses	85	16
Changes in assets and liabilities:
Accounts receivable	205	427
Inventory	26,426	9,378
Prepaid and other current assets	2,597	762
Accounts payable, accrued and other liabilities	(13,684)	(2,343)
Cash (used in) provided by operating activities	(13,388)	2,165
INVESTING ACTIVITIES:
Purchase of fixed assets	(119)	(42)
Purchase of Step and Go assets	(125)	—
Purchase of minority equity investment	—	(200)
Cash used in investing activities	(244)	(242)
FINANCING ACTIVITIES:
Repayments on seller notes	(668)	(633)
Borrowings from MidCap credit facilities	79,806	60,866
Repayments for MidCap credit facilities	(90,190)	(65,165)
Insurance obligation payments	(1,042)	(682)
Insurance financing proceeds	986	700
Cash used in financing activities	(11,108)	(4,914)
Foreign currency effect on cash, cash equivalents, and restricted cash	306	(61)
Net change in cash and restricted cash for the year	(24,434)	(3,052)
Cash and restricted cash at beginning of year	46,629	22,195
Cash and restricted cash at end of year	$22,195	$19,143
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	20,023	17,998
Restricted cash—Prepaid and other current assets	2,043	1,015
Restricted cash—Other non-current assets	129	130
TOTAL CASH AND RESTRICTED CASH	$22,195	$19,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$1,718	$1,141
Cash paid for taxes	$94	$152
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$321	$620
Non-cash minority equity investment	$—	$50

See notes to Consolidated Financial Statements.

Aterian, Inc.

Notes to Consolidated Financial Statements

FOR THE YEARS-ENDED December 31, 2023 and 2024

(In thousands, except share and per share data)

1.	COMPANY OVERVIEW

Aterian, Inc. (the "Company") is a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

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

Liquidity and Going Concern

We are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows in the near term. However, we anticipate improvements over time as we work toward achieving a sustainable scale of profitability. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we are focusing our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

In order to execute our growth strategy, we have historically relied on outside capital through the issuance of equity, debt, and borrowings under financing arrangements (collectively “outside capital”) to fund our cost structure, and we expect to continue to rely on outside capital for the foreseeable future, specifically if we pursue material M&A opportunities. While we believe we will eventually reach a level of profitability to sustain our operations, there can be no assurance we will be able to achieve such profitability or do so in a manner that does not require our continued reliance on outside capital. Moreover, while we have historically been successful in raising outside capital, there can be no assurance we will be able to continue to obtain outside capital in the future or do so on terms that are acceptable to us.

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•	Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year ended December 31, 2024, we incurred a net loss of $11.9 million and generated net cash flows from operations of $2.2 million. In addition, as of December 31, 2024, we had unrestricted cash and cash equivalents of $18.0 million available to fund our operations and an accumulated deficit of $711.7 million.

•	We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 9, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of December 31, 2024, and expect to remain in compliance through at least March 31, 2026. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. We can provide no assurances that we will remain in compliance with our financial covenants. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

•	As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we expect to continue to explore raising additional outside capital, specifically if we pursue material M&A opportunities, there can be no assurance we will be able to obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

•	The Company's plan is to continue to closely monitor our operating forecast, to pursue additional sources of outside capital on terms that are acceptable to us, and to secure a waiver or forbearance from MidCap if we are unable to remain in compliance with one or more of the covenants required by the MidCap Credit Facility. Further, the Company has enacted a strategy to reduce the number of SKUs it sells and will no longer be pursuing future sales of SKUs that are either not profitable or not core to the Company’s strategy. If some or all of our plans prove unsuccessful, we may need to implement short-term changes to our operating plan, including but not limited to delaying expenditures, reducing investments in new products, or reducing our sale and distribution infrastructure. We may also need to seek long-term strategic alternatives, such as a significant curtailment of our operations, a sale of certain of our assets, a divestiture of certain product lines, a sale of the entire enterprise to strategic or financial investors, and/or allow our enterprise to become insolvent.

The Company has completed two restructuring programs over the last two years to reduce operating costs and right size the workforce to align with the scale of our streamlined operations. In addition, we have reduced our SKU count to focus on profitable products that are core to the Company’s strategy. During February 2024, we extended the term with Midcap Credit Facility until December 2026 (See Note 9, Credit Facility, Term Loans and Warrants) and amended key terms which will add more flexibility to liquidity and strengthen our balance sheet. In consideration of these factors, the Company will monitor profitability and cash flow over the next several quarters to evaluate our ability to continue as a going concern.

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

Nasdaq Listing—On April 24, 2023, we received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of our common stock for the last 30 consecutive business days, the Company is currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). The Bid Price Notice provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until October 23, 2023, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). Following a request we made on October 13, 2023, on October 24, 2023, we received a letter from Nasdaq granting the Company an additional 180 days, or until April 22, 2024, to regain compliance with the minimum closing bid requirement (the “Extension Notice”).

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

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

Restructuring - On May 9, 2023, the Company announced a plan to reduce expenses by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The Company recognized restructuring charges of $1.6 million for the year ended December 31, 2023.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company recognized restructuring charges of $0.6 million for the year ended December 31, 2024, respectively.

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

As of December 31, 2024, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Consolidated Balance Sheets and $1.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Consolidated Balance Sheets.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of December 31, 2023 and December 31, 2024, the Company had an allowance for credit losses of $0.1 million.

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

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years-ended December 31, 2023 and 2024, the Company had zero customers that accounted for 10% or more of total net revenue. In addition, as of December 31, 2023 and 2024, the Company had four customers at 24%, 13%, 12% and 12% and three customers at 37%, 20%, and 11%  that accounted for 10% or more of gross accounts receivable. As of December 31, 2023 and 2024, approximately 32% and 31%, respectively, of its accounts receivable is held by the Company’s sales platform vendor, Amazon, which collects money on the Company’s behalf from its customers.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2023, approximately 88% of the Company’s revenue was through or with the Amazon sales platform and in 2024, 92% of its net revenue was through or with the Amazon sales platform.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million and $0.3 million at December 31, 2023 and 2024, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets and represents the expected value of the refund that will be due to its customers.

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

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for each of the years-ended December 31, 2023 and 2024 were de minimis.

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

Net Revenue by Category: The following tables set forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	December 31, 2023
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$133,101	$4,156	$137,257
Other	5,309	—	5,309
Total net revenue	$138,409	$4,156	$142,566

	December 31, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$91,815	$1,704	$93,519
Other	5,526	—	5,526
Total net revenue	$97,341	$1,704	$99,045

Net Revenue by Product Categories: The following table sets forth the Company’s net revenue disaggregated by product categories:

	December 31,	December 31,
	2023	2024
	(in thousands)
Heating, cooling and air quality	$34,686	$26,398
Kitchen appliances	24,181	9,565
Health and beauty	16,025	13,467
Cookware, kitchen tools and gadgets	11,696	5,924
Home office	9,781	8,017
Housewares	26,093	22,521
Essential oils and related accessories	17,204	12,719
Other	2,900	434
Total net revenue	$142,566	$99,045

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At December 31, 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2023 and December 31, 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of December 31, 2024.

There were no triggering events to test intangibles for impairment loss during the year ended December 31, 2024.

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

Sales and Distribution—Sales and distribution expenses consist of online advertising costs, marketing and promotional costs, sales and ecommerce platform commissions, fulfillment, including shipping and handling, and warehouse costs (i.e., sales and distribution variable expenses). Sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages our technology platform and third-party logistics partners. The Company’s expense for shipping and handling was $32.4 million and $19.0 million during fiscal years 2023 and 2024, respectively. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”) or fulfilled by Walmart (“WFS”). Products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon to most customers within one or two days. We periodically review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates. For the years-ended December 31, 2023 and 2024, the Company recognized $9.1 million and $7.4 million, respectively, for advertising costs, which consists primarily of online advertising expense.

Research and Development—Research and development expenses include compensation and employee benefits for technology development employees, travel-related costs and fees paid to outside consultants related to the development of our intellectual property. During the year ended December 31, 2024, the Company shifted its technology platform away from a fully internally developed model to an integrated third party model. For the year ended December 31, 2024, technology and employee related costs have been presented in general and administrative costs on the Consolidated Statement of Operations.

General and Administrative—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, and human resources, facility costs, insurance, travel, professional service fees, and other general overhead costs, including the costs of being a public company. For the year ended December 31, 2023, technology and employee-related costs were classified within research and development expenses. For the year ended December 31, 2024, these costs have been presented within general and administrative expenses.

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

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as a foreign currency cumulative translation and reported as a component of accumulated other comprehensive income loss. Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other expense, net in the consolidated statements of operations. The Company recorded net gain from foreign currency transactions of $0.2 million for the year ended  December 31, 2023 and a net gain from foreign currency transactions of $0.1 million for the year ended December 31, 2024.

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

Segment Information—The Company reports segment information in accordance with ASC Topic No. 280 “Segment Reporting.” The Company has one reportable segment. See Note 18, Segment Information, in the accompanying notes to our consolidated financial statements for further detail.

Warrant Liabilities—The fair values of the outstanding warrants were measured using the Black Scholes model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liabilities, and are recorded within the Change in fair market value of warrant line item on the consolidated statement of operations.

The fair value of warrant liabilities was $1.0 million and $0.1 million at December 31, 2023 and 2024, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Recent Accounting Pronouncements

The JOBS Act permits an emerging growth company ("EGC") to take advantage of an extended transition period to comply with new or revised accounting standards applicable to public companies. As of December 31, 2024, we are no longer able to qualify as an EGC due to the expiration of the five-year eligibility period under the JOBS Act.

In August 2023, the FASB finalized ASU 2023-09, Income Taxes (Topic 740). This ASU provides for certain updates to enhance the transparency about companies’ exposure to changes in tax legislation and the global tax risk they may face. Under the guidance, companies will be required to provide a breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, rather than a lump sum amount. Further, the rate reconciliation will require disaggregation into eight specific categories, with these categories further disaggregated by jurisdiction and for amounts exceeding 5 percent of their domestic tax rate. The rate reconciliation will need to also disclose both dollar amounts and percentages. This standard is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of adopting ASU 2023-09.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 18, Segment Information in the accompanying notes to the consolidated financial statements for further detail.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.

We have reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

3.	INVENTORY

Inventory consisted of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Inventory on-hand	$18,980	$12,484
Inventory in-transit	1,410	1,265
Inventory	$20,390	$13,749

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $5.0 million and $3.5 million as of December 31, 2023 and December 31, 2024, respectively.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of December 31, 2023 and 2024 (in thousands):

	December 31,	December 31,
	2023	2024
Trade accounts receivable	$4,356	$3,929
Allowance for credit losses	(131)	(147)
Accounts receivable--net	$4,225	$3,782

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2023 and 2024 (in thousands):

	December 31,	December 31,
	2023	2024
Computer equipment and software	$452	$455
Furniture, fixtures and equipment	23	24
Leasehold improvements	2	—
Building	796	783
Subtotal	1,273	1,262
Less: accumulated depreciation and amortization	(498)	(577)
Property and equipment–net	$775	$685

Depreciation expense for property and equipment totaled $0.2 million and $0.1 million during the years-ended December 31, 2023 and 2024, respectively.

6.	FAIR VALUE MEASUREMENTS

The Company’s financial instruments consist of Level 1 assets at December 31, 2023 and 2024. The Company’s cash and restricted cash was $22.2 million and $19.1 million at December 31, 2023 and 2024, respectively, and included savings deposits and overnight investments.

The Company’s credit facility is carried at amortized cost at  December 31, 2023 and December 31, 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as a component of stockholders’ equity.

The categorization of a financial instrument within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The following table summarizes the fair value of the Company’s financial assets that are measured at fair value for the years-ended December 31, 2023 and 2024 (in thousands):

	December 31, 2023
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$20,023	$—	$—
Restricted cash	2,172	—	—
Liabilities:
Fair value of warrant liabilities	—	—	1,033

	December 31, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$17,998	$—	$—
Restricted cash	1,145	—	—
Liabilities:
Fair value of warrant liabilities	—	—	109

The following table summarizes the Company's warrant activity during the year ended December 31, 2024 (in thousands):

December 31, 2024
Warrants liabilities as of January 1, 2024	$1,033
Change in fair value of warrants	(924)
Warrants liabilities as of December 31, 2024	$109

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

7.	PREPAID AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Prepaid inventory	$619	$904
Restricted cash	2,043	1,015
Prepaid insurance	1,355	528
Prepaid freight forwarder	100	145
Other	881	598
Prepaid and Other Current Assets	$4,998	$3,190

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
Accrued compensation costs	$140	$2,500
Accrued professional fees and consultants	310	235
Accrued logistics costs	149	98
Product related accruals	644	312
Sales tax payable	1,019	989
Sales return reserve	233	290
Accrued fulfillment expense	821	499
Accrued insurance	187	341
Federal payroll taxes payable	1,243	1,063
Accrued interest payable	146	81
Warrant liabilities	1,033	109
All other accruals	3,185	2,287
Accrued and other current liabilities	$9,110	$8,804

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

The Company is in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2024.

The Company’s credit facility consisted of the following as of December 31, 2023 and 2024 (in thousands):

	December 31, 2023	December 31, 2024
MidCap Credit Facility	$11,515	$7,252
Less: deferred debt issuance costs	(226)	(192)
Less: discount associated with issuance of warrants	(191)	(112)
Total MidCap Credit Facility	$11,098	$6,948

Interest Expense, Net

Interest expense, net consisted of the following for the years-ended December 31, 2023 and 2024 (in thousands):

	December 31,	December 31,
	2023	2024
Interest expense	$2,125	$1,218
Interest income	(704)	(269)
Total interest expense, net	$1,421	$949

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

Upon the issuance of the Prefunded Warrants and stock purchase warrants, the Company evaluated the terms of each Warrant to determine the appropriate accounting and classification pursuant to ASC 480 and ASC 815. Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the Prefunded Warrant and the stock purchase warrants should be classified as liabilities with subsequent remeasurement at each quarter so long as such warrants remain to be classified as liabilities. The Company recorded an initial liability on issuance of $19.0 million from this conclusion. As of December 31, 2024, the Company has $0.1 million as the liability related to the Warrants.

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

On September 29, 2022, we entered into securities purchase agreements (the “September Purchase Agreements”) with certain accredited investors, pursuant to which, among other things, we agreed to sell and issue, in a registered direct offering (the “Registered Direct Offering”), an aggregate of 886,920 shares of its Shares and accompanying warrants to purchase an aggregate of 886,920 shares of its common stock. 877,197 of the shares and the accompanying warrants to purchase 877,197 shares of common stock were sold to certain accredited purchasers that are not affiliated with us at a combined offering price of $22.80 per share and accompanying warrant to purchase one share of common stock. The remaining 9,722 shares of Common Stock and the accompanying warrants to purchase 9,722 shares of Common Stock were sold to certain of our insiders, at a combined offering price of $25.20 per share and accompanying warrant to purchase one share of common stock.

The Registered Direct Offering closed on October 4, 2022 and the Company issued and sold an aggregate of 886,920 shares of common stock to the Purchasers. The gross proceeds to us from the Registered Direct Offering were approximately $20.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by us. We intended to use the net proceeds from the Registered Direct Offering for working capital purposes, the conduct of its business and other general corporate purposes, which may include acquisitions, investments in or licenses of complementary products, technologies or businesses.

Pursuant to the ASC 815-40, the September Purchase Agreement represents a legally binding contract that meets the definition of a firm commitment and as such we recorded a derivative related to the offering of common stock (“forward contract”). Additionally, we recorded $12.8 million derivative expense derived from the excess of the fair-value of the issuances of equity of common shares and common stock warrants over the anticipated proceeds to be received by us. This expense was recorded in loss on initial issuance of equity on the consolidated statement of operations for the year ended December 31, 2023.

11.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of December 31, 2024, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of December 31, 2024, 453,549 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of December 31, 2024, 193,476 shares were reserved for future issuance under the Inducement Plan.

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

The reverse stock split is deemed an equity restructuring pursuant to ASC 718, Compensation - Stock Compensation. The Company's equity plans incorporate anti-dilutive provisions for existing equity awards, including restricted stock and stock options, to maintain the value of all awards post-reverse stock split. Consequently, there were no changes in the fair value of the awards attributable to the reverse stock split, and no impact on stock-based compensation for the year ended December 31, 2024.

The Common Stock began trading on a Reverse Stock Split-adjusted basis on the Nasdaq on March 22, 2024. All share and per share data in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

The following is a summary of stock options activity during the year ended December 31, 2024:

	Options Outstanding
	Number of Options(*)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2024	16,365	$110.51	5.00
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	(3,314)	$114.02	—
Balance—December 31, 2024	13,051	$109.62	4.00
Exercisable as of December 31, 2024	13,051	$109.62	4.00
Vested and expected to vest as of December 31, 2024	13,051	$109.62	4.00

(*) The number of options and exercise price per share have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

As of December 31, 2024, all options have been fully expensed.

A summary of restricted stock activity within the Company’s equity plans and changes for the year ended December 31, 2024, is as follows:

Restricted Stock Awards	Shares(*)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2024	840,815	$9.73
Granted	1,395,974	$2.45
Vested	(593,541)	$9.24
Forfeited	(332,259)	$4.88
Nonvested at December 31, 2024	1,310,989	$3.43

(*) The number of shares and grant date fair value per share have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

As of December 31, 2024, the total unrecognized compensation expense related to unvested shares of restricted common stock was $3.9 million, which the Company expects to recognize over an estimated weighted-average period of 2.1 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants for years-ended December 31, 2023 and 2024.

	December 31,	December 31,
	2023	2024
	(in thousands)
Sales and distribution expenses	$2,439	$1,783
Research and development expenses	1,414	—
General and administrative expenses	4,483	5,727
Total stock-based compensation expense	$8,336	$7,510

12.	COMMITMENT AND CONTINGENCIES

Inventory Purchases—As of December 31, 2023 and 2024, the Company had $6.5 million and $9.2 million, respectively, of inventory purchase orders placed with vendors waiting to be fulfilled.

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2023 and December 31, 2024, the Company estimates that the potential liability, including current sales tax payable is approximately $1.0 million, respectively, which has been recorded as an accrued liability. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Settlement Agreement—On May 2, 2021, the Company entered into a settlement agreement with one of the Company’s suppliers who agreed to pay the amount of $3.0 million to the Company in three installments of $1.0 million each, with the first payment to be paid on or before May 31, 2021, the second payment to be paid on or before September 30, 2021, and the third payment to be paid on or before November 30, 2021. Further, the supplier agreed to deliver certain goods as part of this settlement by September 30, 2021. Through the date of the accompanying Consolidated Financial Statements, the supplier has not paid in full its required first payment of $1.0 million nor has it delivered the required quantity of goods. The Company fully reserved $4.1 million within prepaid and other current assets on its Consolidated Financial Statements during the year ended December 31, 2023 and December 31, 2024. The Company has commenced legal action against the supplier and certain other parties to the matter. One of the parties to the matter has filed for bankruptcy and such legal action is being stayed until the resolution of such bankruptcy. In February 2025, the case was referred to the New York Supreme Court Civil Commercial Mediation Program. The Company continues to reserve its legal options and rights on this matter as of December 31, 2024.

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

Leases—The Company’s minimum lease liabilities are not material to the Company's consolidated financial statements as of December 31, 2023 and  December 31, 2024.

13.	INCOME TAXES

Loss before provision for income taxes consisted of the following for the periods indicated (in thousands):

	December 31,	December 31,
	2023	2024
Domestic	$(71,600)	$(11,896)
International	(3,831)	(13)
Total	$(75,431)	$(11,909)

The components of the Company’s income tax provision were as follows for the periods indicated (in thousands):

	December 31,	December 31,
	2023	2024
Current:
Federal	$—	$—
State	73	37
Foreign	213	(79)
Total current income tax expense	286	(42)

Deferred:
Federal	—	—
State	—	—
Foreign	(1,153)	(5)
Total deferred income tax benefit	(1,153)	(5)
Total income tax benefit	$(867)	$(47)

The reconciliation of the Federal statutory income tax provision to the Company’s effective income tax provision is as follows for the periods indicated (in thousands):

	December 31,	December 31,
	2023	2024
Income tax benefit at statutory rates	$(15,839)	$(2,501)
Warrant liabilities	(482)	(177)
Stock compensation	1,949	883
Other permanent differences	3	—
Foreign rate differential	(95)	(1)
State income taxes, net of federal tax benefit	(2,052)	(311)
Other	(431)	404
Prior year true-up adjustments	2,827	(757)
Valuation allowance	13,253	2,413
Total income tax benefit	$(867)	$(47)

The Company’s effective tax rate was 1.15% and 0.40% for the years-ended December 31, 2023 and December 31, 2024, respectively. The effective tax rate for 2023 was principally due to tax expense incurred on the operations of the Company's UK business, non-deductible executive stock compensation expense, and the change in fair value of the warrant liabilities. The effective tax rate for 2024 was principally due to tax benefits incurred related to the operations of the Company's UK business, the change in fair value of the warrant liabilities, and true-up adjustments recorded in connection with the Company’s filed tax returns, primarily offset by the impact of non-deductible executive stock compensation expense and changes in the valuation allowance.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	December 31, 2023	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$31	$35
Inventory Reserve	1,671	325
Other Accruals	1,402	320
Accrued Bonus	—	618
Net operating loss carryforwards	53,361	58,459
Stock options	2,239	567
Interest expense limitation	11,317	11,058
Intangibles (definite life)	9,422	8,909
Intangibles (indefinite life)	19,749	19,669
Other	2,060	2,211
Total deferred tax assets before valuation allowance	101,252	102,171
Valuation allowance	(99,477)	(101,890)
Net deferred tax assets	1,775	281
Deferred tax liabilities:
Fixed assets	(22)	—
Prepaid expenses	—	(281)
Intangibles	(1,759)	—
Net deferred tax liabilities	(1,781)	(281)
Deferred tax liability, net	$(6)	$(0)

The Company has temporary differences due to differences in recognition of revenue and expenses for tax and financial reporting purposes, principally related to net operating losses, inventory, depreciation, and other expenses that are not currently deductible or realizable. As of December 31, 2023, the Company had federal net operating loss carryforwards of approximately $222.2 million, $31 million of which, if not utilized, begin to expire in 2034 and approximately $191 million can be carried forward indefinitely but are limited to 80% of Federal taxable income. The Company also has approximately $128.1 million apportioned state and local NOLs. As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $241.7 million, $31 million of which, if not utilized, begin to expire in 2034 and approximately $210.6 million can be carried forward indefinitely but are limited to 80% of Federal taxable income. The company also had state and local net operating losses of $150.3 million that expire between 2035 and 2044, depending on the state, if not used. The Company’s ability to utilize its NOL carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company has had a change in ownership of more than 50% of its capital stock over a three-year period pursuant to Section 382 of the Code. These complex changes of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s stock, including certain public “groups” of stockholders as set forth by Section 382 of the Code, including those arising from new stock issuances and other equity transactions.

In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2021, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the U.S. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with the CARES Act and other financial relief measures worldwide, the Company received $1.3 million of payroll related credits, of which $0.2 million has been utilized during the year ended December 31, 2024, with the remaining credits to be utilized over the next two years. The payroll related credits are recorded in other current liabilities within the consolidated balance sheet.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due primarily to the Company’s history of net operating losses, the Company believes it is more likely than not its federal, state and foreign deferred tax assets will not more likely than not be realized as of December 31, 2024. Accordingly, the deferred tax assets have been fully offset by a valuation allowance.  The valuation allowance for the year ending December 31, 2024 increased by $2.4 million.

The Company’s major taxing jurisdictions are New Jersey, New York, Florida, Texas, Pennsylvania, Tennessee, Virginia, California, and the United Kingdom. The Company files a U.S. Consolidated income tax return as well as tax returns in certain foreign jurisdictions. The Company is subject to examination in these jurisdictions for all years since inception. Fiscal years outside the normal statute of limitations remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is not currently under examination for income taxes in any jurisdiction. The Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2023 and 2024, the Company has not recorded any tax contingency accruals for uncertain tax positions.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	December 31,	December 31,
	2023	2024
Net loss	$(74,564)	$(11,862)
Weighted-average number of shares used in computing net loss per share, basic and diluted(*)	6,524,589	7,069,404
Net loss per share, basic and diluted	$(11.43)	$(1.68)

Anti-dilutive shares excluded from computation of net loss per share (in shares)(*)	1,878,457	2,007,676

(*) The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

16.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2023 and December 31, 2024 (in thousands):

	January 1, 2023	Year-Ended December 31, 2023		December 31, 2023	December 31, 2023
	Gross Carrying Amount	Additions	Impairments (1)	Accumulated Amortization	Net Book Value
Trademarks	$62,202	—	$(39,728)	$(15,335)	$7,140
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relations	5,700	—	—	(1,520)	4,180
Other	700	—	—	(700)	—
Total intangibles	$68,625	$—	$(39,728)	$(17,578)	$11,320

	January 1, 2024	Year Ended December 31, 2024		December 31, 2024	December 31, 2024
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks(2)	$21,285	$—	$—	$(15,166)	$6,119
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relations(2)	5,700	—	—	(2,090)	3,610
Software	—	38	—	(10)	28
Other	700	—	—	(700)	—
Total intangibles(2)	$27,708	$38	$—	$(17,989)	$9,757

(1)	See Note 2, Summary of Significant Accounting Policies for more information on intangibles impairments which occurred during the year ended December 31, 2023.

(2)	As of December 31, 2024, the weighted-average remaining amortization period for Trademarks and Customer Relationships was 6.25 years and 6.33 years, respectively. The weighted-average remaining amortization period for total intangibles was 6.28 years.

The Company recognized $3.7 million and $1.6 million in intangibles amortization expense during the year ended December 31, 2023 and December 31, 2024.

The following table sets forth the estimated aggregate amortization of our in-place intangible assets and favorable intangible assets for the next five years and thereafter (amounts in thousands):

2025	$1,564
2026	1,564
2027	1,554
2028	1,551
2029	1,551
Thereafter	1,973
Total	$9,757

17.	RESTRUCTURING

On May 9, 2023, the Company announced a plan to reduce expenses and re-align the organization’s structure by implementing a reduction in its current workforce impacting approximately 50 employees and 15 contractors, primarily in the Philippines. The headcount reduction is part of the Company's cost saving initiatives to navigate challenges in the industry and to better position itself for future growth opportunities. The Company incurred $1.6 million of restructuring charges during the year ended December 31, 2023.

On February 8, 2024, the Company committed to a fixed cost-cutting plan, including a reduction in workforce which resulted in the termination of approximately 17 employees and 26 contractors globally. The Company incurred $0.6 million of restructuring charges during the year ended December 31, 2024.

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

The following table provides a summary of the restructuring costs incurred:

	December 31,	December 31,
	2023	2024
	(in thousands)	(in thousands)
Employee severance	$916	$674
Retention bonus settled	411	—
Other restructuring costs(1)	306	(109)
Total restructuring costs	$1,633	$565

(1) Includes reversal of costs associated with a contract settlement during the year ended December 31, 2024.

The following table provides a summary of the Company's total restructuring reserve:

	Employee Severance	Contract Termination Costs	Other	Total
Balance – December 31, 2023	$—	$193	$—	$193
Charges	674	(118)	9	565
Usage-cash	(674)	(75)	(9)	(758)
Balance – December 31, 2024	$—	$—	$—	$—

As of December 31, 2023, the Company had a liability of $0.2 million for restructuring costs, of which $0.1 million was included in accrued expenses and other current liabilities and $0.1 million was included in other liabilities on the consolidated balance sheet.

As of December 31, 2024, the Company did not have any liability for restructuring costs.

18.	Segment Information

Aterian, Inc. is a technology-enabled consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

The Company has determined that it has one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of sales, variable sales costs, and other vendor and payroll expenses.

	December 31,	December 31,
	2023	2024
Net revenue	$142,566	$99,045
Less:
Cost of Sales	72,281	37,550
Variable sales costs (1)	68,864	44,553
Other vendor and payroll expenses	25,661	19,566
Depreciation and amortization	3,886	1,689
Impairment loss on intangibles	39,728	—
Stock-based compensation expense	8,336	7,510
Other segment items (2)	(1,626)	39
Net loss	$(74,564)	$(11,862)

(1)	Variable sales costs primarily include e-commerce platform commissions, online advertising, and selling and logistics expenses.
(2)	Other segment items primarily include incomes taxes, interest expense, and the change in fair value of warrant liabilities.

The CODM does not use total assets as a financial metric when making key operating decisions.

19.	SUBSEQUENT EVENTS

On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 24 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value.

On March 25, 2025 (the “Third Amendment Effective Date”) the Company entered into Amendment No. 3 (the “Amendment”) to that certain Credit and Security Agreement, dated as of December 22, 2021 (as amended from time to time, the “Credit Agreement”) by and among the Company, certain of its subsidiaries thereto, the lenders thereto (the “Lenders”) and Midcap Funding IV Trust, as administrative agent. Capitalized terms used in this section and not otherwise defined shall have the meanings assigned in the Credit Agreement. Material changes contained in the Amendment include among other things, adding repurchase of the Company’s common stock as a permitted distribution subject to certain conditions:

●	During the period from the Third Amendment Effective Date through December 22, 2025 (the “2025 Repurchase Period”), up to $750,000 of stock repurchases are permitted.
●	During the period from December 23, 2025 through the maturity date (the "2026 Repurchase Period"), up to another $750,000 is permitted.
●

Additional repurchases may be made, provided that, among other conditions, no Event of Default exists or would result, and the Company maintains at least $10,000,000 in Credit Party Liquidity (as evidenced by a timely delivered Liquidity Certificate). The total combined repurchases in each period may not exceed $1,500,000 except that up to $500,000 in unused amounts from the 2025 Repurchase Period may carry over to the 2026 Repurchase Period.

The foregoing summary is qualified in its entirety by reference to the full text of the Amendment, which is filed as Exhibit 10.31 hereto.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2024. This Annual Report does not include an attestation report of our registered public accounting firm.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our management, with the participation of our CEO and CFO, evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Executive Severance & Change in Control Policy

On March 21, 2025, (the “Effective Date”), the Board of Directors of the Company adopted the Aterian, Inc. Executive Severance Plan (the “Plan”) to provide Participants, as defined therein, with the opportunity to receive severance benefits in the event of certain terminations of employment. The Plan is intended to be a Top Hat welfare benefit plan under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and is designed to attract and retain qualified executives. The Administrator of the Plan is the Board of Directors or a duly authorized committee thereof. The Administrator has the exclusive right, power and authority, in its sole and absolute discretion, to administer and interpret the Plan. The Administrator has the exclusive power to determine who is eligible to receive benefits under the Plan and to designate Participants.

The Plan specifically provides that eligibility to receive benefits under the Plan is limited to a select group of management or highly compensated employees within the meaning of Sections 201, 301, and 404 of ERISA, each an “Eligible Employee.” Eligible Employee is more specifically defined as a full time executive of the Company who is designated a Participant by the Administrator and identified on Appendix A of the Plan. Appendix A is to be updated from time to time and remain current at all times. As of the Effective Date, all of the named executive officers are designated as Participants under the Plan on Appendix A.

The Plan provides for certain severance benefits to be paid to Participants when they experience a “Qualifying Termination” or a “Change in Control Qualifying Termination” (as both terms are defined in the Plan and described below).

A Qualifying Termination means the termination of a Participant’s employment either (a) by the Company other than for Cause, the Participant’s death, or the Participant’s Disability; or (b) by the Participant for Good Reason; in each case, other than a termination of employment that qualifies as a “Change in Control Qualifying Termination.

Similarly, a Change in Control Qualifying Termination means the termination of a Participant’s employment either  (a) by the Company other than for Cause, the Participant’s death, or the Participant’s Disability; or (b) by the Participant for Good Reason that occurred either (i) after a Change in Control and on or before the first anniversary thereof or (ii) at the request of a third party who had taken steps reasonably calculated to effect a Change in Control or in connection with or anticipation of a Change in Control.

The terms “Cause”, “Good Reason,” and “Change in Control” are all more specifically defined either in an in-force employment agreement entered into between the Company and the executive, or in the absence thereof, in the Plan.

In the event a Participant experiences a Qualifying Termination after the Effective Date, that Participant is entitled to severance in an amount equal to the Participant’s annual base salary in effect immediately prior to the date of the Qualifying Termination (“Severance”), plus a prorated annual bonus equal to the product of (i) the Annual Target Bonus, if any, for the Participant for the entire fiscal year in which the Qualifying Termination occurs; and (ii) a fraction, the numerator of which is the number of days the Participant was employed by the Company during the fiscal year in which the Qualifying Termination occurs and the denominator of which is the number of days in such year (a “Pro-Rata Bonus”).

Additionally, subject to certain terms and conditions, for the twelve months following the date of Qualifying Termination, the Company shall cause the Company’s welfare plans to continue medical and dental benefits to the Participant and/or the Participant’s family on the same terms applicable to similarly situated active employees.

In the event a Participant experiences a Change in Control Qualifying Termination, the Participant shall be entitled to receive severance in an amount equal to the Participant’s base salary in effect immediately prior to the date of the Change in Control Qualifying Termination plus the Participant’s Annual Target Bonus for the year in which the Change in Control Qualifying Termination occurs (“Change in Control Severance”), plus a prorated annual bonus equal to the product of (i) the Annual Target Bonus, if any, for the Participant for the entire fiscal year in which the Change in Control Qualifying Termination occurs; and (ii) a fraction, the numerator of which is the number of days the Participant was employed by the Company during the fiscal year in which the Change in Control Qualifying Termination occurs and the denominator of which is the number of days in such year (a “Change in Control Pro-Rata Bonus”).

Additionally, subject to certain terms and conditions, for the twelve months following the date of the Change in Control Qualifying Termination, the Company shall cause the Company’s welfare plans to continue medical and dental benefits to the Participant and/or the Participant’s family on the same terms applicable to similarly situated active employees.

For any equity awards outstanding at the time of a Qualifying Termination, such awards shall not be terminated but shall continue to vest during the twelve month period following the Qualifying Termination.  Notwithstanding the foregoing, for the Participant serving as the Company’s Chief Executive Officer at the Effective Date, any outstanding equity awards shall not be terminated and shall immediately become fully vested upon a Qualifying Termination.  If a Participant experiences a Change in Control Qualifying Termination, the Participant’s outstanding unvested time-based equity awards shall become fully vested.

Payments under the Plan are designed, if applicable, to comply with Section 280G and 4999 of Internal Revenue Code of 1986, as amended (the “Code”). Nothing in the Plan provides for any “gross up” or similar payment for any excise taxes that may become payable in connection with a change in control, and payments may under certain circumstances be reduced in an effort to provide the Participant the best after-tax benefit. The Plan is intended to comply with Section 409A of the Code or an exemption thereunder and shall be construed and administered accordingly. Notwithstanding any other provision of the Plan, payments provided under the Plan may only be made upon an event and in a manner that complies with Section 409A of the Code or an applicable exemption. Lastly, amounts payable under the Plan are also subject to any policy established by the Company at any time, providing for clawback or recovery of amounts that were paid to the Participant. All benefits provided under the Plan are further conditioned on the Participant executing customary releases of liability and restrictive covenants in favor of the Company.

The foregoing is only a summary of the Plan and is qualified in its entirety by reference to the full and complete terms of the Plan, a copy of which is attached to this Annual Report on Form 10-K as Exhibit 10.30 and is incorporated herein by reference.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of December 31, 2024:

Name	Age	Position(s)
Executive Officers:
Arturo Rodriguez	49	Chief Executive Officer
Joshua Feldman	47	Chief Financial Officer
Roi Zahut	37	Chief Technology Officer
Phillip Lepper	35	Chief Revenue Officer

Non-Employee Directors:
Bari A. Harlam	63	Director
William Kurtz	67	Director
Susan Lattmann	57	Director
Sarah Liebel	42	Director

There are no family relationships among any of the directors or executive officers.

Executive Officers

Arturo Rodriguez has served as our Chief Executive Officer since June 2024. Mr. Rodriguez also served as our Co-CEO from July 2023 until June 2024 and our Chief Financial Officer from March 2021 until June 2024. Prior to that, he served as our Senior Vice President of Finance since September 2017. Prior to joining the Company, Mr. Rodriguez served as Chief Accounting Officer and Global Controller for Piksel, Inc. from July 2012 to September 2017 and also held the role of Interim Chief Operating Officer in 2017. From 2000 to 2011, Mr. Rodriguez held several financial leadership roles with the Atari Group, most notably Acting Chief Financial Officer of Atari, Inc. (Nasdaq: ATAR) from 2007 to 2008, and Deputy CFO of Atari SA (Euronext: ATA) from 2008 to 2010. Mr. Rodriguez started his career at Arthur Andersen LLP in 1997 and is a CPA in the State of New York. Mr. Rodriguez holds a Bachelor of Business Administration – Accounting from Hofstra University.

Joshua Feldman has served as our Chief Financial Officer since June 2024 and our Senior Vice President of Finance since May 2022. Prior to joining the Company, Mr. Feldman was the Head of Finance for Olivela Inc., a luxury goods e-commerce company, from February 2021 to May 2022. Previously, he served as Vice President of Financial Operations for Hugo Boss North America from January 2018 to October 2020. From 2007 to 2018, Mr. Feldman held several senior finance roles at Saks Fifth Avenue and Hudson's Bay Company. Prior to joining Saks Fifth Avenue, Mr. Feldman was an Assurance Manager at KPMG. Mr. Feldman is a Certified Public Accountant in New York.

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

Non-Employee Directors

Bari A. Harlam has served as a director since February 2020, and is a business leader, marketer, educator, and author. In February 2020, she co-founded Trouble LLC, a pro-social, experience brand. Ms. Harlam has served on the Boards of Directors of Eastern Bank since February 2014, OneWater Marine Inc. (Nasdaq: ONEW) since May 2020, Mattress Warehouse since February 2023, and Rite Aid (NYSE: RAD) from September 2020 through August 2024.Ms. Harlam currently serves as the chair of the Compensation Committee for OneWater Marine Inc., as the chair of the Trust, and a member of the Nominating & Governance, Innovation, and Charitable Foundation Committees of Eastern Bank, and a member of the Nominating & Governance Committee of Rite Aid until the end of her tenure in August 2024. From April 2018 to March 2020, she served as EVP, Chief Marketing Officer North America at Hudson’s Bay Company (TSX: HBC). Prior to her time at Hudson’s Bay Company, she was EVP, Membership, Marketing & Analytics at BJ’s Wholesale Club (NYSE: BJ) from July 2012 to December 2016. Before joining BJ’s Wholesale Club, she served as Chief Marketing Officer at Swipely, now called Upserve, from August 2011 to July 2012, and prior to that, she served as SVP, Marketing at CVS Health (NYSE: CVS) from 2000 to August 2011. Early in her career, she was a Professor at Columbia University from July 1989 to July 1992 and The University of Rhode Island from July 1992 to July 2000. In addition, she was an Adjunct Professor at The Wharton School at The University of Pennsylvania from January 2015 to May 2018. She received a Bachelor of Science, a Master of Science, and a Ph.D. in Marketing from the University of Pennsylvania, The Wharton School. We believe Ms. Harlam is qualified to serve as a member of our Board due to her experience in the consumer packaged goods and retail industries as well as her expertise in marketing.

William Kurtz has served as a director since August 2019. Mr. Kurtz is a senior financial and operations executive with over 30 years of experience operating as chief financial officer or chief operating officer at several private and public technology companies on the East Coast and in Silicon Valley. Since 2016, he has served as a member of the board of directors of Verint Systems Inc., a customer experience software SaaS company, and he currently serves as its lead independent director and as a member of the Audit Committee and the Nominating & Governance Committee. Since May 2023, he has served as a member of the board of directors of Sportradar Group, AG, a data analytics and content provider to sports betting operators, and he currently serves as the chairman of the Audit Committee. Mr. Kurtz has served as the interim Chief Financial Officer of LightForce Orthodontics Inc since October 2024 and has served as a member of the board of directors of LightForce Orthodontics Inc since January 2024 and is chairman of its Audit Committee.  Mr. Kurtz has served as the Chief Financial and Commercial Officer for Ripcord, Inc., since January 2021 and as its Chief Commercial Officer since April 2021, and served as its interim Chief Executive Officer from June 2021 through January 2022 while the company conducted a search for a chief executive officer. He is also a member of the Board of Ripcord Inc. Mr. Kurtz also served as a Strategic Advisor for Bloom Energy Corporation, a manufacturer of on-site power generation platforms, from January 2019 to January 2021 and previously served as its Chief Commercial Officer (from May 2015 to December 2018) and Chief Commercial & Financial Officer (from March 2008 to May 2015). Mr. Kurtz has also held several CFO or other senior finance and operations roles at a variety of organizations, including Novellus Systems, Inc. (from September 2005 to February 2008), Engenio Information Technologies, Inc. (from March 2004 to August 2005), 3PARdata, Inc. (from July 2001 to February 2004), Scient Corporation (from August 1998 to June 2001), AT&T Corporation (from July 1983 to July 1998) and Price Waterhouse & Co./Brout & Company (from June 1979 to July 1983). Mr. Kurtz also served as a member of the board of directors and chair of the audit committee of Violin Memory Inc. (from November 2014 to February 2017), PMC-Sierra, Inc. (from April 2003 to January 2016), AuraSound, Inc. (from August 2010 to April 2012), ONStor, Inc. (from January 2008 to July 2009) and Redback Networks Inc. (from October 1999 to January 2007). Mr. Kurtz holds a Bachelor of Science in Commerce from Rider University and a Master of Science in Management Sciences from Stanford University. We believe Mr. Kurtz is qualified to serve as a member of our Board due to his experience as chief financial officer and chief operating officer and his experience in private and public technology companies.

Susan Lattmann has served as a director since February 2022. Ms. Lattmann currently serves on the board of directors of Superior Group of Companies (Nasdaq: SGC) since February 2024, Landsea Homes Corporation (Nasdaq: LSEA) since January 2025 (and from January 2022 to June 2023), and Farmer Focus, a private organic chicken company, since November 2021. She currently serves as a member of the Nominating and Governance Committee of SGC, the co-chair of the Compensation Committee for LSEA and a member of its Nominating and Governance Committee, and the chair of the Audit Committee for Farmer Focus. Ms. Lattmann is currently the Chief Financial Officer for The Row, an international luxury apparel retailer, since July 2021. Previously, she worked for Bed Bath & Beyond Inc. from 1996 to 2019, where she held several roles, including Chief Financial Officer and Chief Administrative Officer. She began her professional career in 1990 with Arthur Andersen LLP. Ms. Lattmann received her Bachelor of Science degree with honors from Bucknell University and is a certified public accountant. We believe Ms. Lattmann is qualified to serve as a member of our Board due to her extensive financial and business leadership experience in both public and private companies.

Sarah Liebel has served as a director since February 2022. Ms. Liebel currently serves as the President and COO of Nayya, a technology company simplifying the benefits experience for employees, employers, and suppliers like insurance companies since June 2024. She served as the Chief Growth Officer and President of Consumer Products at BetterUp, a digital coaching company, from March 2022 to June 2024. Prior to joining BetterUp, Ms. Liebel served as Chief Revenue Officer at 1stdibs.com, Inc. (Nasdaq: DIBS) from January 2019 to March 2022, where she oversaw the sales and operations teams at the company, including Customer Experience, Logistics, Business Operations, Trade & Private Client sales. Before joining 1stdibs in 2015, Ms. Liebel was most recently at Groupon, Inc. (Nasdaq: GRPN). During her five year tenure at Groupon, she held a number of leadership roles, including running operations & sales at Ideeli, a fashion flash sales e-commerce company, after it was acquired by Groupon, as well as leading deals on the corporate development team. Ms. Liebel received her Bachelor of Science from Tulane University and her MBA from Northwestern’s Kellogg School of Management. We believe Ms. Liebel is qualified to serve as a member of our Board due to her experience in revenue generation, e-commerce and business leadership.

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

Stock Ownership Guidelines

The Board of Directors believes that it is in the best interests of the Company and its shareholders that directors and executive officers have a meaningful proprietary stake in the Company so that their interests are aligned with the interests of shareholders. Accordingly, the Compensation Committee of the Board has adopted Stock Ownership Guidelines applicable to our non-employee directors and our Section 16 executive officers (the “Participants”).

Under our Stock Ownership Guidelines, the Participants are expected to hold stock in accordance with the below table:

Chief Executive Officer	Three times the individual’s annual base salary
Board Members	Two times the individual’s annual cash retainer (not including any chair, lead independent director, committee or committee chair service retainers)
Other Officers	Two times the individual’s annual base salary

Under our Stock Ownership Guidelines, the Participants are required to achieve the applicable stock ownership level within five years of first becoming subject to the Stock Ownership Guidelines. If an individual becomes subject to a greater ownership amount due to promotion or an increase in base salary, such individual is expected to meet the higher ownership amount within five years from the effective date of such promotion or increase in base salary.

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2024 Annual Meeting of Stockholders that was filed with the SEC on July 5, 2024.

Insider Trading Arrangements and Policies

The Company has adopted an Insider Trading Policy governing the purchase, sale, and other dispositions of its securities by its directors, officers, and employees. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations, as well as the standards of the Nasdaq Stock Exchange. A copy of the policy is attached hereto as Exhibit 19.1. Additionally, it is our policy to comply with applicable securities laws when engaging in transactions involving our own securities.

Item 11. Executive Compensation.

The following overview describes the material elements of compensation for the following individuals who served as our name executive officers for the year that ended on December 31, 2024 (“Named Executive Officer”), which consists of our Chief Executive Officer, up to two other most highly compensated executive officers who were serving as executive officers as of December 31, 2024, and up to two additional individuals who would have been most highly compensated executive officers but for the fact that such individual was not serving as an executive officer as of December 31, 2024 are:

•	Joseph A. Risico, our Former Co-Chief Executive Officer;

•	Arturo Rodriguez, our Chief Executive Officer;

•	Joshua Feldman, our Chief Financial Officer; and

•	Phillip Lepper, our Chief Revenue Officer

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our Named Executive Officers for the fiscal years-ended December 31, 2023 and 2024:

		Salary/Fees	Bonus	Stock Awards	All Other Compensation	Total
Name and principal position	Year	$	$	$(1)	$	$
Joseph A. Risico(2)	2024	162,500	—	406,560	138,421	707,481
Former Co-Chief Executive Officer	2023	314,403	—	834,059	8,680	1,157,142
Arturo Rodriguez	2024	342,916	264,308	774,400	759	1,382,383
Chief Executive Officer	2023	314,393	—	834,059	859	1,149,311
Joshua Feldman	2024	296,124	151,733	271,895	21,443	741,195
Chief Financial Officer	2023	—	—	—	—	—
Phillip Lepper	2024	310,010	151,733	237,930	21,355	721,028
Chief Revenue Officer	2023	—	—	—	—	—

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

(2)	On June 26, 2024, Joseph Risico resigned as Co-Chief Executive Officer of the Company and from the Board, effective as of June 26, 2024. In connection with Mr. Risico’s resignation, effective as of June 26, 2024, the Company entered into a consulting agreement with Mr. Risico (the “Consulting Agreement”) for services as a consultant (the “Consulting Services”). The Consulting Agreement, provided that, commencing June 26, 2024, Mr. Risico would provide Consulting Services to the Company for three months (the “Term”). As consideration for the Consulting Services to be provided by Mr. Risico to the Company pursuant to the Consulting Agreement, (i) the Company paid Mr. Risico $43,333.33 per month during the Term (included in All Other Compensation above), (ii) the Company paid COBRA premiums for Mr. Risico for a period of up to six months (included in All Other Compensation above) and (iii) Mr. Risico’s outstanding unvested restricted stock awards would continue vesting according to the original vesting schedules during the Term (included in Stock Awards above). Additionally, if Mr. Risico continued to provide the Consulting Services through September 24, 2024, complied with his obligations to the Company and re-executed the Consulting Agreement after the termination of the Consulting Services to release claims against the Company through the date of re-execution of the Consulting Agreement by no earlier than December 25, 2024 and no later than December 31, 2024, then, effective as of the date of re-execution, an additional 30,364 unvested shares of the Company’s common stock (subject to adjustment or stock splits and other changes in capitalization) that were subject to Mr. Risico’s unvested restricted stock awards would vest (included in Stock Awards above). Mr. Risico did continue to provide the Consulting Services through such period and re-executed in a timely manner. As such those additional shares vested.

Narrative Disclosure to Summary Compensation Table

Employment and Severance Agreements

Joseph A. Risico —We entered into an offer letter with Mr. Risico, dated February 8, 2018. Pursuant to the offer letter, Mr. Risico’s base salary was initially $250,000 per year. During his employment, Mr. Risico has received various base salary adjustments and his salary at the beginning of 2024 was $325,000 per year. On June 26, 2024, Joseph Risico resigned as Co-Chief Executive Officer of the Company and from the Board, effective as of June 26, 2024. In connection with Mr. Risico’s resignation, effective as of June 26, 2024, the Company entered into a consulting agreement with Mr. Risico for services as a consultant. See footnote 2 to the Summary Compensation Table for a description of the consulting agreement.

Arturo Rodriguez —We entered into an offer letter with Mr. Rodriguez, dated September 18, 2017. Pursuant to the offer letter, Mr. Rodriguez’s base salary was initially $250,000 per year. During his employment, Mr. Rodriguez has received various base salary adjustments and his salary at the beginning of 2024 was $325,000 per year.  Effective June 26, 2024, Mr. Rodriguez received an increase in base salary to $360,000.

Joshua Feldman —We entered into an offer letter with Mr. Feldman, dated March 30, 2022. Pursuant to the offer letter, Mr. Feldman’s base salary was initially $270,000 per year. During his employment, Mr. Feldman has received various base salary adjustments and his salary at the beginning of 2024 was $277,500 per year.  Effective April 1, 2024, Mr. Feldman received an increase in base salary to $285,825 and effective June 26, 2024, Mr. Feldman received an increase in base salary to $310,000.

Phillip Lepper —We entered into an offer letter with Mr. Lepper, dated May 10, 2021. Pursuant to the offer letter, Mr. Lepper's base salary was initially $200,000 per year. During his employment, Mr. Lepper has received various base salary adjustments and his salary at the beginning of 2024 was $310,000 per year.

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

Bonuses

For the year ended December 31, 2024, the Compensation Committee approved bonuses for the Named Executive Officers based on the Company’s financial performance and individual contributions. These bonuses will be paid in the form of shares of the Company’s common stock and are expected to be granted in May 2025. The number of shares awarded will be determined based on the closing stock price on the grant date.

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

On April 26, 2024, we granted 176,000 restricted shares to each of Mr. Risico and Mr. Rodriguez and 103,000 restricted shares to Mr. Lepper pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). One-third of the restricted shares shall vest on June 11, 2025, and 1/12th of the restricted shares shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2024” table below. All 176,000 shares granted to Mr. Risico were forfeited on June 26, 2024 when he resigned from the Company.

On May 6, 2024, we granted 41,667 restricted shares to Mr. Feldman  pursuant to the 2018 Plan. One-third of the restricted shares shall vest on June 11, 2025, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2024” table below.

On May 16, 2024, we granted 13,875 restricted shares of our common stock to Mr. Feldman  pursuant to the 2018 Plan. All 13,875 shares vested immediately.

In connection with Mr. Rodriguez's promotion to Chief Executive Officer on June 26, 2024, we granted 176,000 restricted shares to Mr. Rodriguez, pursuant to the 2018 Plan. One-third of the restricted shares shall vest on June 11, 2025, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2024” table below.

In connection with Mr. Feldman's promotion to Chief Financial Officer on June 26, 2024, we granted 61,333 restricted shares to Mr. Feldman, pursuant to the 2018 Plan. One-third of the restricted shares shall vest on June 11, 2025, and 1/12th of shares of restricted common stock shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2024” table below.

Perquisites, Health, Welfare and Retirement Plans and Benefits

We provide healthcare coverage to our employees. In addition, we have adopted a 401(k) plan for eligible employees. However, we do not currently match any portion of the contributions made by our employees to the 401(k) plan.

Outstanding Equity Awards at December 31, 2024

The following table presents certain information concerning outstanding equity awards held by each of the Named Executive Officers at December 31, 2024:

		Option awards				Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable(*)	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(*)	Market value of shares or units of stock that have not vested (1) ($)
Joseph A. Risico(2)	12/28/2018	—	—	—	—	—	—
	5/27/2022	—	—	—	—	—	—
	6/12/2023	—	—	—	—	—	—
	9/13/2023	—	—	—	—	—	—
	4/26/2024	—	—	—	—	—	—
Arturo Rodriguez	9/15/2018	1,895	—	81.48	9/15/2028	—	—
	12/28/2018	8,547	—	116.64	12/28/2028	—	—
	5/27/2022	—	—	—	—	3,882	$9,317
	6/12/2023	—	—	—	—	38,520	$92,448
	9/13/2023	—	—	—	—	45,984	$110,362
	4/26/2024	—	—	—	—	176,000	$422,400
	6/26/2024	—	—	—	—	176,000	$422,400
Joshua Feldman	5/27/2022	—	—	—	—	1,392	$3,341
	6/12/2023	—	—	—	—	7,293	$17,503
	10/16/2023	—	—	—	—	6,975	$16,740
	5/6/2024	—	—	—	—	41,667	$100,001
	6/26/2024	—	—	—	—	61,333	$147,199
Phillip Lepper	5/13/2022	—	—	—	—	487	$1,169
	6/12/2023	—	—	—	—	12,501	$30,002
	9/13/2023	—	—	—	—	30,356	$72,854
	4/26/2024	—	—	—	—	103,000	$247,200

(*)	The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.
(1)

Represents the market value of the unvested shares underlying the restricted stock awards as of December 31, 2024, based on the closing price of our common stock on such date, as reported on the Nasdaq Capital Market, which was $2.40 per share. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

(2)	On June 26, 2024, Joseph Risico resigned as Co-Chief Executive Officer of the Company and from the Board, effective as of June 26, 2024. In connection with Mr. Risico’s resignation, effective as of June 26, 2024, the Company entered into a consulting agreement with Mr. Risico for services as a consultant. See footnote 2 to the Summary Compensation Table for a description of the consulting agreement.

Non-Employee Director Compensation

Effective August 1, 2021, our compensation committee of the Board (the “Compensation Committee”) approved a formal non-employee director compensation policy, which was amended on August 16, 2024. Pursuant to such policy, our non-employee directors were paid the amounts in the table below for the year ended December 31, 2024. At the beginning of 2024 the non-employee director compensation (prorated for service for a partial year), which, at each director’s election was payable one-third in cash and two-thirds in shares of restricted common stock, was as follows: (i) $150,000 per year to each director; (ii) $25,000 per year to the chairperson of the Board; (iii) $15,000 per year to the chairperson of the Audit Committee; (iv) $10,000 per year to the chairperson of the Compensation Committee; (v) $7,500 per year to other members of the Audit Committee; and (vi) $5,000 to other members of the Compensation Committee. As revised on August 16, 2024, non-employee director compensation (prorated for service for a partial year), which, at each director’s election was payable one-third in cash and two-thirds in shares of restricted common stock, was as follows: (i) $150,000 per year to each director; (ii) $55,000 per year to the chairperson of the Board; (iii) $20,000 per year to the chairperson of the Audit Committee; (iv) $15,000 per year to the chairperson of the Compensation Committee ; (v) $10,000 per year to other members of the Audit Committee; and (vi) $7,500 to other members of the Compensation Committee.

On and effective, July 26, 2023, in connection with the appointment of Messrs. Risico and Rodriguez as Co-Chief Executive Officers, Mr. Kurtz and the Company entered into an Advisor Agreement, effective July 26, 2023, pursuant to which Mr. Kurtz acted as an advisor to senior management of the Company. The initial term of the Advisor Agreement was six months and, subject to the agreement of the Company and Mr. Kurtz the Advisor Agreement was extended for an additional six-month period. Mr. Kurtz was paid $10,000 per month for his services pursuant to the Advisor Agreement.

On August 16, 2024, Mr. William Kurtz and the Company entered into an Advisor Agreement effective August 1, 2024 (the “Advisor Agreement”), pursuant to which Mr. Kurtz acts as an advisor to senior management of the Company. The initial term of the Advisor Agreement shall be six months and, subject to the agreement of the Company and Mr. Kurtz, may be extended for an additional six-month period. Mr. Kurtz is paid $8,750 per month for his services pursuant to the Advisor Agreement.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended December 31, 2024:

	Fees Earned or Paid in Cash	Option Awards	Stock Awards	All Other Compensation	Total
Name(1)	$	$	$(2)	$	$
William H. Kurtz	$214,375	—	$93,330	—	$307,705
Bari A. Harlam	$61,875	—	$93,330	—	$155,205
Cynthia Williams(3)	$34,375	—	—	—	$34,375
Sarah Liebel	$58,438	—	$93,330	—	$151,768
Susan Lattmann	$69,688	—	$93,330	—	$163,018

(1)

Joseph A. Risico, our former Co-Chief Executive Officer and Arturo Rodriguez, Chief Executive Officer did not receive compensation for service as directors as they were employees of the Company while serving on the Board. Mr. Risico’s and Mr. Rodriguez’s compensation is included in the section entitled “Summary Compensation Table” of this Annual Report on Form 10-K above.

(2)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards. As of December 31, 2024, our non-employee directors held the following number of shares of restricted common stock: Ms. Harlam 59,226 shares; Ms. Lattmann 58,876 shares; Ms. Liebel 51,625 shares; and Mr. Kurtz 47,216 shares.

(3)	On July 1, 2024, Cynthia Williams notified the Board of Directors of her intent to not stand for reelection at the Company’s 2024 Annual Meeting of Stockholders and to retire from the Board effective as of the conclusion of the Annual Meeting on August 16, 2025.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of three directors, each of whom is a non-employee director: Ms. Harlam, Mr. Kurtz and Ms. Lattmann with Ms. Harlam serving as the Chairperson of the Compensation Committee. During 2024, none of the foregoing were an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2024 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2024. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)(*)	Weighted-average exercise price of outstanding options, warrants and rights(b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(c)(2)(*)
Equity compensation plans approved by security holders(3)(4)	10,633	$117.19	453,549
Equity compensation plans not approved by security holders(5)	2,418	$76.32	193,482
Total	13,051	$109.62	647,031

(*)	The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2024.

(2)	Consists entirely of shares of common stock that remain available for future issuance under the 2018 Plan as of December 31, 2024.

(3)	Consists of options outstanding as of December 31, 2024 under the 2018 Plan.

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

(5)	Consists of options outstanding as of December 31, 2024 under the 2014 Plan and securities remaining available for future issuance for the 2014 Plan and the Inducement Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 21, 2025, with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;

•	each of the Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our common stock.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Section 16 filings and/or Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any beneficial owner of more than five percent of our common stock as of March 21, 2025. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

We have determined beneficial ownership in accordance with the rules of the SEC. We have deemed shares of our common stock subject to warrants and options that are currently exercisable or exercisable within 60 days of March 21, 2025 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership of our common stock is based on 8,750,741 shares of our common stock outstanding as of March 21, 2025.

Changes in Control

The Company is not aware of any arrangements, including by pledge by any person of securities of the Company, of any operation which may at a subsequent date result in a change in control of the Company.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Aterian, Inc., 350 Springfield Avenue, Suite 200, Summit, NJ 07901.

	Beneficial Ownership of Common Stock
	Number of Shares(*)		%(1)
Greater than 5% Stockholders:
Armistice Capital Master Fund Ltd.	1,173,359	(2)	11.8%

Named Executive Officers and Directors:
Arturo Rodriguez	543,221	(3)	6.2%
Joshua Feldman	145,969	(4)	1.7%
Phillip Lepper	177,934	(5)	2.0%
William Kurtz	47,216	(6)	*
Bari A. Harlam	59,226	(7)	*
Susan Lattmann	58,876	(8)	*
Sarah Liebel	51,625	(9)	*
All current executive officers and directors as a group (8 persons)	1,284,226	(10)	14.7%

(*)	The number of shares and per share amounts have been retroactively restated to reflect the one-for-twelve (1-for-12) reverse stock split, which was effective on March 22, 2024.

**	Denotes less than 1%.

(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the number of shares of common stock outstanding as of March 21, 2025, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 21, 2025.

(2)

Comprises 1,173,359 warrants that are exercisable within 60 days after March 21, 2025. The securities are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)

Mr. Rodriguez’s holdings consist of (i) 91,202 shares of common stock held directly, (ii) 10,442 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 21, 2025, (iii) 440,386 shares of restricted common stock that are subject to vesting, and (iv) 1,190 of warrants that are exercisable within 60 days after March 15, 2054. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(4)

Mr. Feldman's holdings consist of (i) 27,309 shares of common stock held directly, and (ii) 118,660 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(5)	Mr. Lepper's holdings consist of (i) 31,590 shares of common stock held directly, and (ii) 146,344 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(6)

Mr. Kurtz’s holdings consist of (i) 30,370 shares of common stock held directly, and (ii) 16,846 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(7)	Ms. Harlam’s holdings consist of (i) 42,380 shares of common stock held directly, and (ii) 16,846 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(8)	Ms. Lattmann's holdings consist of (i) 42,030 shares of common stock held directly, and (ii) 16,846 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(9)	Ms. Liebel's holdings consist of (i) 34,779 shares of common stock held directly, and (ii) 16,846 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(10)

Comprised of shares included under “Named Executive Officers and Directors”, and the following held by one of our other executive officers: (i) 52,398 shares of common stock held directly, (ii) 1,764 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 21, 2025, (iii) 145,402 shares of restricted common stock that are subject to vesting, and (iv) 595 of warrants that are exercisable within 60 days after March 15, 2025. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the director and executive officer compensation arrangements discussed in Part II, Item 8 of this Annual Report on Form 10-K, there have not been any transactions since January 1, 2024 that need to be reported.

Policies and Procedures for Related Party Transactions

Our Board has adopted a written related person transaction policy, effective as of June 14, 2019, administered by the Audit Committee. This policy applies, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”), to any transaction or series of transactions in which the Company is a participant, the amount involved exceeds the lesser of $120,000 and the average of our total assets at year-end for the last two completed fiscal years, and a related person has or will have a direct or indirect material interest, including, without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. A related person is any individual who is, or who has been at any time since the beginning of our last fiscal year, one of our directors or executive officers, or a nominee to become one of our directors, any person known to be the beneficial owner of more than 5% of any class of our voting securities or any immediate family member of any of the foregoing persons. Additionally, any firm, corporation or other entity by which any of the foregoing persons is employed or in which such person is a general partner or principal, or in a similar position, or in which such person has a 10% or greater beneficial ownership interest, will also be deemed to be a related person. Transactions involving compensation for services provided to us as an employee, consultant or director are not considered related-person transactions under this policy. As provided by our audit committee charter, our Audit Committee is responsible for reviewing and approving in advance any related party transaction.

Transactions requiring review are referred to the Audit Committee for approval, ratification or other action.

Corporate Governance

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mses. Harlam, Lattmann, Liebel and Mr. Kurtz are independent directors as defined under the Nasdaq Rules. Mr. Rodriguez is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

On June 26, 2024, the Audit Committee of the Board of Directors of Aterian, Inc. (the "Company") approved the dismissal of Deloitte & Touche LLP (“Deloitte”) as the Company's independent registered public accounting firm and engaged UHY LLP (“UHY”) as the Company's independent registered public accounting firm.

The following table represents aggregate fees billed to us for the fiscal years-ended December 31, 2023 and December 31, 2024 by Deloitte and UHY, our independent registered public accounting firms for such periods. All fees described below were approved by the Audit Committee.

	December 31,	December 31,
	2023	2024
Audit Fees(1)	$979,611	$678,764
Tax Fees(2)	65,500	48,675
Total Fees	$1,045,111	$727,439

(1)

Audit fees consist of actual fees for professional services performed by Deloitte & Touche LLP and UHY LLP for the audit of our 2023 and 2024 annual financial statements and the review of quarterly financial statements for 2023 and 2024. For the year ended December 31, 2024, we incurred $90,514 in audit fees related to professional services performed by Deloitte & Touche LLP and $528,250 in audit fees related to professional services performed by UHY LLP. For the year ended December 31, 2023, all audit fees incurred were related to professional services performed by Deloitte & Touche LLP. Audit fees also include $60,000 of 2024 fees for professional services performed by Deloitte & Touche LLP for reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with regulatory filings or engagements. No such fees were incurred during 2023.

(2)	Consists of fees for tax compliance and consulting performed by Deloitte & Touche LLP.

Audit Committee’s Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm, UHY LLP. The policy generally allows for pre-approval of specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on an individual case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. By the adoption of this policy, the Audit Committee has delegated the authority to pre-approve services to the Chairperson of the Audit Committee, subject to certain limitations.

The Audit Committee has determined that the rendering of the services other than audit services by UHY LLP is compatible with maintaining the independent registered public accounting firm’s independence.

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

Exhibits

The following exhibits have been filed or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1+	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2+	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2021	2.1

2.3+	Asset Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2021	2.1

2.4+	Stock Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2021	2.2

3.1	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.2

3.2	Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.1

3.3	Third Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/1/2022	3.1

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2020	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2021	4.6

4.8	Form of Warrant to Purchase Stock, dated December 22, 2022.	8-K	001-38937	12/27/2021	4.1

4.9	Description of Securities of Aterian, Inc.	10-K	001-38937	03/16/2023	4.9

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2019	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.3

10.4#	Amended and Restated 2018 Equity Incentive Plan.	S-8	333-232087	5/28/2021	4.2

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.17

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-1	333-232087	5/10/2019	10.4

10.7#	Amended and Restated Aterian, Inc. 2019 Equity Plan.	S-1	333-256635	5/28/2021	10.7

10.8#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (Aterian, Inc. 2019 Equity Plan).	S-1	333-231381	5/28/2021	10.8

10.9	Aterian, Inc. 2022 Inducement Equity Incentive Plan.	8-K	001-38937	05/27/2022	10.1

10.10	Form of Stock Option Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	05/27/2022	4.3

10.11	Form of Restricted Stock Unit Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	05/27/2022	4.4

10.12	Form of Restricted Stock Award Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	05/27/2022	4.5

10.13#+	Employment Agreement dated May 14, 2018, by and between Aterian Group, Inc. and Joseph Risico.	S-1	333-231381	5/10/2019	10.10

10.14#+	Employment Agreement dated November 27, 2018, by and between Aterian Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2019	10.16

10.15	Restated Voting Agreement dated March 13, 2020, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Aterian, Inc.	S-1	333-231381	5/10/2019	10.19

10.16	Lock-Up, Voting and Standstill Agreement, dated December 1, 2020, by and between Aterian, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.3

10.17+	Non-Negotiable Promissory Note, dated December 1, 2020, from Aterian, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.4

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.18+	Transition Services Agreement, dated February 2, 2021, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2021	10.8

10.19	Voting and Standstill Agreement, dated May 5, 2021, by and between Aterian, Inc. and Squatty Potty, LLC.	8-K	001-38937	5/11/2021	10.1

10.20+	Transition Services Agreement, dated May 5, 2021, by and between Squatty Potty, LLC and Truweo, LLC.	8-K	001-38937	5/11/2021	10.5

10.21	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Josef Eitan.	8-K	001-38937	5/11/2021	10.6

10.22	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Ran Nir.	8-K	001-38937	5/11/2021	10.7

10.23	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and Healing Solutions LLC.	10-Q	001-38937	8/9/2021	10.15

10.24	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and 9830 Macarthur LLC.	10-Q	001-38937	8/9/2021	10.16

10.25+	Credit and Security Agreement, dated as December 22, 2021, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties”, the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent	8-K	001-38937	12/27/2021	10.1

10.26#	Amendment to Joseph A. Risico Employment Agreement	10-Q	001-38937	11/08/2023	10.1

10.27#	Amendment to Arturo Rodriguez Employment Agreement	10-Q	001-38937	11/08/2023	10.2

10.28	Advisor Agreement, dated July 26, 2023, by and between Aterian, Inc. and William Kurtz.	8-K	001-38937	07/27/2023	10.2

10.29	Advisor Agreement, dated August 16, 2024, by and between Aterian, Inc. and William Kurtz.	8-K	001-38937	08/16/2024	10.1

10.30*	Executive Severance Plan	10-K	001-38937	03/25/2025	10.30

10.31*	Amendment No. 3 to that certain Credit and Security Agreement, dated as March 25, 2025, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties,” the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent.	10-K	001-38937	03/25/2025	10.31

19.1*	Insider Trading Policy	10-K	001-38937	03/21/2024	19.1

21.1*	List of Subsidiaries of the Registrant.

23.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

23.2*	Consent of UHY LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

ATERIAN, INC.

By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer

Date:	March 25, 2025

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints, jointly and severally, Arturo Rodriguez and Joshua Feldman, and each of them acting individually, as his or her attorney-in-fact, each with full power of substitution and resubstitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Signature	Title	Date
/s/ Arturo Rodriguez	Chief Executive Officer and Director	March 25, 2025
Arturo Rodriguez	(Principal Executive Officer)

/s/ Joshua Feldman	Chief Financial Officer	March 25, 2025
Joshua Feldman	(Principal Financial Officer and Principal Accounting Officer)

/s/ William Kurtz	Director and Chairman of the Board	March 25, 2025
William Kurtz

/s/ Susan Lattmann	Director	March 25, 2025
Susan Lattmann

/s/ Sarah Liebel	Director	March 25, 2025
Sarah Liebel

/s/ Bari Harlam	Director	March 25, 2025
Bari Harlam