Form 10-Q
period 2025-03-31
Aterian, Inc.
filed 2025-05-15
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 13, 2025, the registrant had 8,750,741 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” "would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the Securities and Exchange Commission (the SEC) on March 25, 2025. You should carefully consider that information before you make an investment decision.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	December 31, 2024	March 31, 2025
ASSETS
Current assets:
Cash	$17,998	$14,337
Accounts receivable, net	3,782	3,391
Inventory	13,749	18,144
Prepaid and other current assets	3,190	3,512
Total current assets	38,719	39,384
Property and equipment, net	685	689
Intangibles, net	9,757	9,366
Other non-current assets	381	379
Total assets	$49,542	$49,818
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$6,948	$7,511
Accounts payable	3,080	6,164
Seller notes	466	471
Accrued and other current liabilities	8,804	8,404
Total current liabilities	19,298	22,550
Other liabilities	227	229
Total liabilities	19,525	22,779
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 8,750,741 and 8,748,741 shares outstanding at December 31, 2024 and March 31, 2025, respectively	9	9
Additional paid-in capital	742,591	743,374
Accumulated deficit	(711,677)	(715,573)
Accumulated other comprehensive loss	(906)	(771)
Total stockholders’ equity	30,017	27,039
Total liabilities and stockholders' equity	$49,542	$49,818

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2024	2025
Net revenue	$20,214	$15,360
Cost of goods sold	7,046	5,936
Gross profit	13,168	9,424
Operating expenses:
Sales and distribution	13,214	9,661
General and administrative	5,232	3,459
Total operating expenses	18,446	13,120
Operating loss	(5,278)	(3,696)
Interest expense, net	323	175
Change in fair value of warrant liabilities	(517)	(55)
Other expense, net	7	60
Loss before provision for income taxes	(5,091)	(3,876)
Provision for income taxes	71	20
Net loss	$(5,162)	$(3,896)
Net loss per share, basic and diluted	$(0.76)	$(0.52)
Weighted-average number of shares outstanding, basic and diluted	6,789,955	7,452,957

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2025
Net loss	$(5,162)	$(3,896)
Other comprehensive loss:
Foreign currency translation adjustments	(49)	135
Other comprehensive (loss) income	(49)	135
Comprehensive loss	$(5,211)	$(3,761)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2024	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(5,162)	—	(5,162)
Issuance of shares of restricted common stock	11,668	—	—	—	—	—
Forfeiture of shares of restricted common stock	(42,650)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	1,460	—	—	1,460
Other comprehensive loss	—	—	—	—	(49)	(49)
BALANCE—March 31, 2024	7,656,044	$9	$738,805	$(704,977)	$(887)	$32,950

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2025	8,750,741	$9	$742,591	$(711,677)	$(906)	$30,017
Net loss	—	—	—	(3,896)	—	(3,896)
Forfeiture of shares of restricted common stock	(2,000)	—	—	—	—	—
Stock-based compensation expense	—	—	783	—	—	783
Other comprehensive income	—	—	—	—	135	135
BALANCE—March 31, 2025	8,748,741	$9	$743,374	$(715,573)	$(771)	$27,039

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2024	2025
OPERATING ACTIVITIES:
Net loss	$(5,162)	$(3,896)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	428	408
Provision for sales returns	64	(72)
Amortization of deferred financing cost and debt discounts	83	37
Stock-based compensation	1,667	783
Change in deferred tax expense	(5)	—
Change in inventory provisions	(976)	86
Change in fair value of warrant liabilities	(517)	(55)
Allowance for credit losses	—	(147)
Changes in assets and liabilities:
Accounts receivable	1,843	538
Inventory	2,846	(4,481)
Prepaid and other current assets	249	33
Accounts payable, accrued and other liabilities	(526)	2,898
Cash used in operating activities	(6)	(3,868)
INVESTING ACTIVITIES:
Purchase of fixed assets	(36)	—
Purchase of minority equity investment	(200)	—
Cash used in investing activities	(236)	—
FINANCING ACTIVITIES:
Repayments on seller notes	(153)	—
Borrowings from MidCap credit facilities	11,453	10,296
Repayments for MidCap credit facilities	(13,244)	(9,777)
Insurance obligation payments	(254)	(235)
Insurance financing proceeds	—	156
Cash provided by (used in) financing activities	(2,198)	440
Foreign currency effect on cash and restricted cash	(49)	123
Net change in cash and restricted cash for the year	(2,489)	(3,305)
Cash and restricted cash at beginning of year	22,195	19,143
Cash and restricted cash at end of year	$19,706	$15,838
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	17,545	14,337
Restricted Cash—Prepaid and other current assets	2,032	1,372
Restricted cash—Other non-current assets	129	129
TOTAL CASH AND RESTRICTED CASH	$19,706	$15,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$402	$200
Cash paid for taxes	$3	$5
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$620	$—
Non-cash minority equity investment	$50	$—

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2024 and 2025 (Unaudited)

1.	COMPANY OVERVIEW

Aterian, Inc. (the "Company") is a consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

Our primary brands include Squatty Potty, HomeLabs, Mueller Living, PurSteam, Healing Solutions, and Photo Paper Direct ("PPD").

Headquartered in New Jersey, the Company also maintains offices in China, the Philippines, and the United Kingdom.

Liquidity and Going Concern

We are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitably, our investment in incremental growth through mergers & acquisitions, our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows in the near term. However, we anticipate improvements over time as we work toward achieving a sustainable scale of profitability. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we are focusing our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

In addition, our future results could be materially impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports,  specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates will materially raise our cost of goods sold and will place pressure on our margins. While we are actively pursuing mitigation strategies—including supplier negotiations, selective price adjustments, potential geographic diversification of sourcing and fixed cost reductions—there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the three months ended March 31, 2025, we incurred a net loss of $3.9 million and used net cash flows from operations of $3.9 million. In addition, as of March 31, 2025, we had unrestricted cash of $14.3 million available to fund our operations and an accumulated deficit of $715.6 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility and Warrants). We were in compliance with these financial covenants as of March 31, 2025, and expect to remain in compliance through at least June 30, 2026. However, if our mitigation strategies to address the impact of tariffs are unsuccessful,  we can provide no assurances that we will remain in compliance with our financial covenants. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

On May 14, 2025, the Company announced a fixed cost reduction plan, which includes a workforce reduction affecting approximately 20 employees. The Company expects to substantially complete this reduction by the end of the third quarter of 2025. In connection with this plan, the Company anticipates recognizing restructuring charges of approximately $2.3 million, primarily related to severance, during the second quarter of 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  March 31, 2025 and the results of its operations and its cash flows for the periods ended March 31, 2025 and 2024. The financial data and other information disclosed in these notes related to the three months ended March 31, 2025 and 2024 are also unaudited. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

The Condensed Consolidated Balance Sheet as of December 31, 2024, presented herein, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. These unaudited Condensed Consolidated Interim Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 25, 2025 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2025, other than with respect to the new accounting pronouncements adopted as described in Note 2, Recent Accounting Pronouncements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of March 31, 2025 and for the three months then ended.

Use of Estimates—Preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period covered by the condensed consolidated financial statements and accompanying notes. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment, and makes adjustments when facts and circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ from those estimates.

Principles of Consolidation—The Condensed Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Restricted Cash—As of December 31, 2024, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets and $1.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

As of March 31, 2025, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Noncurrent Assets” on the Condensed Consolidated Balance Sheets, $1.0 million related to a letter of credit and $0.4 million for cash sweeps account related to the Midcap Credit Facility within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of  December 31, 2024, the Company had an allowance for credit losses of $0.1 million. As of March 31, 2025, the Company did not have an allowance for credit losses.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.3 million at December 31, 2024 and $0.2 million at March 31, 2025, which is included in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and represents the expected value of the refund that will be due to its customers.

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

Net Revenue by Category. The following tables set forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended March 31, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$18,720	$145	$18,865
Other	1,349	—	1,349
Total net revenue	$20,069	$145	$20,214

	Three Months Ended March 31, 2025
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$13,587	$406	$13,993
Other	1,367	—	1,367
Total net revenue	$14,954	$406	$15,360

Net Revenue by Product Categories. The following tables set forth the Company’s net revenue disaggregated by product categories for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2024	2025
	(in thousands)
Heating, cooling and air quality	$3,204	$1,339
Kitchen appliances	1,920	1,792
Health and beauty	3,313	3,054
Cookware, kitchen tools and gadgets	1,395	901
Home office	2,031	1,584
Housewares	4,885	3,955
Essential oils and related accessories	3,208	2,733
Other	258	2
Total net revenue	$20,214	$15,360

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of March 31, 2025.

There were no triggering events to test intangibles for impairment loss during the three months ended March 31, 2024.

During the three months ended March 31, 2025, the implementation of new tariffs raised concerns about potential negative effects on the Company’s revenue and profitability. As a result, the Company identified a triggering event and performed a recoverability test for the relevant asset groups. Based on this assessment, the Company concluded that the undiscounted future cash flows expected to be generated from these asset groups exceeded their carrying amounts. Accordingly, no impairment was recognized as of March 31, 2025.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At March 31, 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at December 31, 2024 and March 31, 2025 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

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

The following tables summarize the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liabilities	—	—	109

	March 31, 2025
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liabilities	—	—	54

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the three months ended March 31, 2024 and  March 31, 2025 is as follows (in thousands):

March 31, 2024
Warrants liabilities as of January 1, 2024	$1,033
Change in fair value of warrants	(517)
Warrants liabilities as of March 31, 2024	$516

March 31, 2025
Warrants liabilities as of January 1, 2025	$109
Change in fair value of warrants	(55)
Warrants liabilities as of March 31, 2025	$54

Recent Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024- 03.

We have reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the condensed consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Trade accounts receivable	$3,929	$3,391
Allowance for credit losses	(147)	-
Accounts receivable, net	$3,782	$3,391

4.	INVENTORY

Inventory consisted of the following as of  December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Inventory on-hand	$12,484	$15,752
Inventory in-transit	1,265	2,392
Inventory	$13,749	$18,144

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $3.5 million as of December 31, 2024 and March 31, 2025, respectively.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Prepaid inventory	$904	$819
Restricted cash	1,015	1,372
Prepaid software	456	328
Prepaid insurance	528	694
Prepaid freight forwarder	145	78
Other	142	221
	$3,190	$3,512

6.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
Accrued compensation costs	$2,500	$2,513
Accrued professional fees and consultants	235	212
Accrued logistics costs	98	430
Product related accruals	312	294
Sales tax payable	989	853
Sales return reserve	290	218
Accrued fulfillment expense	499	509
Accrued insurance	36	—
Accrued insurance premium financing	305	226
Federal payroll taxes payable	1,063	1,063
Accrued interest payable	81	108
Warrant liabilities	109	54
All other accruals	2,287	1,923
Accrued and current liabilities	$8,804	$8,404

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

7.	CREDIT FACILITY AND WARRANTS

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

On March 25, 2025 (the “Third Amendment Effective Date”) the Company entered into Amendment No. 3 (the “Amendment”) to that certain Credit and Security Agreement, dated as of December 22, 2021 (as amended from time to time, the “Credit Agreement”) by and among the Company, certain of its subsidiaries thereto, the lenders thereto (the “Lenders”) and Midcap Funding IV Trust, as administrative agent. Capitalized terms used in this section and not otherwise defined shall have the meanings assigned in the Credit Agreement. Material changes contained in the Amendment include, among other things, adding repurchase of the Company’s common stock of up to $1.5 million per year, consisting of up to $1.5 million in repurchases allowed during the period from March 25, 2025 through December 22, 2025, and up to an additional $1.5 million allowed during the period from December 23, 2025 through the maturity date, subject to certain liquidity and compliance conditions.

The Company is in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2025. During the three months ended March 31, 2025 and through May 1, 2025, the Company did not repurchase any shares under its authorized share repurchase program. On May 2, 2025, the Company temporarily suspended its share repurchase program.

The Company’s credit facility consisted of the following as of December 31, 2024 and March 31, 2025 (in thousands):

	December 31, 2024	March 31, 2025
MidCap Credit Facility	$7,252	$7,778
Less: deferred debt issuance costs	(192)	(169)
Less: discount associated with issuance of warrants	(112)	(98)
Total MidCap Credit Facility	$6,948	$7,511

Interest Expense, Net

Interest expense, net consisted of the following for the three months ended March 31, 2024 and 2025 (in thousands):

	Three Months Ended March 31,
	2024	2025
Interest expense	$393	$221
Interest income	(70)	(46)
Total interest expense, net	$323	$175

Securities Purchase Agreement and Warrants

In March 2022, the Company raised approximately $27.5 million through a private placement involving common stock and accompanying stock purchase warrants. The 590,637 common stock warrants issued in the transaction were classified as liabilities with subsequent remeasurement each quarter. As of March 31, 2025, these warrants remain outstanding and are recorded as a $0.1 million liability on the Company’s balance sheet.

8.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of March 31, 2025, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of March 31, 2025, 2,106,621 shares were reserved for awards available for future issuance under the 2018 Plan.

Options granted to date under the Aterian 2014 Plan and the 2018 Plan generally vest either: (i) over a four-year period with 25% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 75% of the shares vesting on a pro-rata basis over the succeeding thirty-six months, subject to continued service with the Company through each vesting date, or (ii) over a three-year period with 33 1/3% of the shares underlying the options vesting on the first anniversary of the vesting commencement date with the remaining 66 2/3% of the shares vesting on a prorata basis over the succeeding twenty-four months, subject to continued service with the Company through each vesting date. Options granted are generally exercisable for up to 10 years subject to continued service with the Company.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of March 31, 2025, 193,476 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the three months ended March 31, 2025:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2025	13,051	$109.62	4.00
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	—	$—	—
Balance—March 31, 2025	13,051	$109.62	3.76
Exercisable as of March 31, 2025	13,051	$109.62	3.76
Vested and expected to vest as of March 31, 2025	13,051	$109.62	3.76

As of March 31, 2025, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the three months ended March 31, 2025 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2025	1,310,989	$3.43
Granted	—	$—
Vested	(51,488)	$6.01
Forfeited	(2,000)	$2.99
Nonvested at March 31, 2025	1,257,501	$3.33

As of March 31, 2025, the total unrecognized compensation expense related to unvested shares of restricted common stock was $3.1 million, which the Company expects to recognize over an estimated weighted-average period of 1.9 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three months ended March 31, 2024 and 2025 (in thousands):

	Three Months Ended March 31,
	2024	2025
	(in thousands)
Sales and distribution expenses	$299	$192
General and administrative expenses	1,368	591
Total stock-based compensation expense	$1,667	$783

9.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2025
Net loss	$(5,162)	$(3,896)
Weighted-average number of shares used in computing net loss per share, basic and diluted	6,789,955	7,452,957
Net loss per share, basic and diluted	$(0.76)	$(0.52)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	2,074,627	1,933,242

10.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of  December 31, 2024 and March 31, 2025, the Company estimates that the potential liability, including current sales tax payable is approximately $1.0 million and $0.9 million, which has been recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

11.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2024 and March 31, 2025 (in thousands):

	January 1, 2024	Year-Ended December 31, 2024		December 31, 2024	December 31, 2024
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$—	$(15,166)	$6,119
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(2,090)	3,610
Software	—	38	—	(10)	28
Other	700	—	—	(700)	—
Total intangibles	$27,708	$38	$—	$(17,989)	$9,757

	January 1, 2025	Three Months Ended March 31, 2025		March 31, 2025	March 31, 2025
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$—	$(15,414)	$5,871
Non-competition agreement	11	—	—	(9)	2
Transition services agreement	12	—	—	(11)	1
Customer relationships	5,700	—	—	(2,233)	3,467
Software	38	—	—	(13)	25
Other	700	—	—	(700)	—
Total intangibles	$27,746	$—	$—	$(18,380)	$9,366

  The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2025	$1,173
2026	1,564
2027	1,554
2028	1,551
2029	1,551
2030	1,529
Thereafter	444
Total	$9,366

12.	RESTRUCTURING

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

The following tables provide a summary of the restructuring costs incurred:

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2025
	(in thousands)	(in thousands)
Employee severance	$551	$—
Other restructuring costs	7	—
Total restructuring costs	$558	$—

As of December 31, 2024 and March 31, 2025, the Company did not have a liability for restructuring costs.

The Company will continue to assess the restructuring plan's progress and provide updates as required in future financial statements if there are material changes to the initial estimates or additional significant restructuring activities.

13.	SEGMENT INFORMATION

Aterian, Inc. is a consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils. The Company has determined that it has one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of sales, variable sales costs, and other vendor and payroll expenses.

	Three Months Ended	Three Months Ended
	March 31, 2024	March 31, 2025
Net revenue	$20,214	$15,360
Less:
Cost of Sales	7,046	5,936
Variable sales costs (1)	10,320	7,373
Other vendor and payroll expenses	6,031	4,556
Depreciation and amortization	428	408
Stock-based compensation expense	1,667	783
Other segment items(2)	(116)	200
Net loss	$(5,162)	$(3,896)

(1) Variable sales costs primarily include e-commerce platform commissions, online advertising, and selling and logistics expenses.

(2) Other segment items primarily include incomes taxes, interest expense, and the change in fair value of warrant liabilities.

The CODM does not use total assets as a financial metric when making key operating decisions.

14.	SUBSEQUENT EVENTS

On May 14, 2025, the Company announced a fixed cost reduction plan, which includes a workforce reduction affecting approximately 20 employees. The Company expects to substantially complete this reduction by the end of the third quarter of 2025. In connection with this plan, the Company anticipates recognizing restructuring charges of approximately $2.3 million, primarily related to severance, during the second quarter of 2025. Severance payments are expected to be made through the second quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025. As discussed in the section titled “Special Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Special Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Unless the context otherwise requires, the terms “Aterian,” the “Company,” “we,” “us” and “our” in this Quarterly Report on Form 10-Q refer to Aterian, Inc. and our consolidated subsidiaries, including Aterian Group, Inc.

Overview

We are a consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils.

Our primary brands include Squatty Potty, HomeLabs, Mueller Living, PurSteam, Healing Solutions, and Photo Paper Direct ("PPD"). We generate revenue primarily through the online sales of our various consumer products with the large majority of our sales being made through the Amazon U.S. marketplace.

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

Financial Operations Overview

Net Revenue—We derive our revenue from the sale of consumer products, primarily in the U.S. We sell products directly to consumers through online retail channels and through wholesale channels. Direct-to-consumer sales (i.e., direct net revenue), which is currently the majority of our revenue, is done through various online retail channels. We sell on Amazon.com, Walmart.com, Target.com and our own websites, with the large majority of our sales being made through Amazon.com. For all of our sales and distribution channels, revenue is recognized when control of the product is transferred to the customer (i.e., when our performance obligation is satisfied), which typically occurs at the shipment date.

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

In the first quarter of 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. While the ultimate implications of the tariffs remain unclear, they could materially increase our import costs and potentially lead to higher prices that reduce consumer demand. We are monitoring the situation closely and are proactively evaluating strategies to mitigate the impact on our supply chain and margins. These efforts include exploring alternative sourcing outside of China, working with our suppliers to manage cost increases, and implementing price increases.  These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins and overall financial performance may be materially impacted.

Expenses:

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

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”).

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2025

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,		Change
	2024(1)	2025(1)	Amount	%
	(in thousands, except percentages)
Net revenue	$20,214	$15,360	$(4,854)	(24.0)%
Cost of good sold	7,046	5,936	(1,110)	(15.8)%
Gross profit	13,168	9,424	(3,744)	(28.4)%
Operating expenses:
Sales and distribution	13,214	9,661	(3,553)	(26.9)%
General and administrative	5,232	3,459	(1,773)	(33.9)%
Total operating expenses	18,446	13,120	(5,326)	(28.9)%
Operating loss	(5,278)	(3,696)	1,582	30.0%
Interest expense, net	323	175	(148)	(45.8)%
Change in fair value of warrant liabilities	(517)	(55)	462	89.4%
Other income, net	7	60	53	757.1%
Loss before provision for income taxes	(5,091)	(3,876)	1,215	23.9%
Provision for income taxes	71	20	(51)	(71.8)%
Net loss	$(5,162)	$(3,896)	$1,266	24.5%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$299	$192	$(107)	(35.8)%
General and administrative expenses	1,368	591	(777)	(56.8)%
Total stock-based compensation expense	$1,667	$783	$(884)	(53.0)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended March 31,
	2024	2025
Net revenue	100.0%	100.0%
Cost of good sold	34.9	38.6
Gross profit	65.1	61.4
Operating expenses:
Sales and distribution	65.4	62.9
General and administrative	25.9	22.5
Total operating expenses	91.3	85.4
Operating loss	(26.1)	(24.1)
Interest expense, net	1.6	1.1
Change in fair value of warrant liabilities	(2.6)	(0.4)
Other income, net	—	0.4
Loss before provision for income taxes	(25.1)	(25.2)
Provision for income taxes	0.4	0.1
Net loss	(25.5)%	(25.3)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
	(in thousands, except percentages)
Direct	$20,069	$14,954	$(5,115)	(25.5)%
Wholesale	145	406	261	180.0%
Net revenue	$20,214	$15,360	$(4,854)	(24.0)%

Net revenue decreased $4.9 million, or 24.0%, during the three months ended March 31, 2025 to $15.4 million, compared to $20.2 million for the three months ended March 31, 2024. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $5.1 million, or 25.5%, which was primarily relating to a reduction in our product offering due to our SKU rationalization and changes to Amazon's marketing affiliate program, which reduced traffic and conversions on certain products.

	Three Months Ended March 31,
	2024	2025
	(in thousands)
Heating, cooling and air quality	$3,204	$1,339
Kitchen appliances	1,920	1,792
Health and beauty	3,313	3,054
Cookware, kitchen tools and gadgets	1,395	901
Home office	2,031	1,584
Housewares	4,885	3,955
Essential oils and related accessories	3,208	2,733
Other	258	2
Total net revenue	$20,214	$15,360

Every category of business had a reduction in sales compared to the prior year primarily relating to the SKU rationalization that was initiated during the year ended December 31, 2023 and softness in consumer demand due to the macroeconomic environment. The reduction in sales from our Heating, cooling and air quality products was primarily due to changes in Amazon’s marketing affiliate program.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$7,046	$5,936	$(1,110)	(15.8)%
Gross profit	$13,168	$9,424	$(3,744)	(28.4)%

Cost of goods sold decreased by $1.1 million, from $7.0 million for the three months ended March 31, 2024 to $5.9 million for the three months ended March 31, 2025 primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $1.3 million in cost of goods sold from our direct businesses, partially offset by an increase of $0.2 million in cost of goods sold from our wholesale businesses.

Gross profit decreased from 65.1% for the three months ended March 31, 2024 to 61.4% for the three months ended March 31, 2025. The decrease in gross profit was due primarily to product mix.

Sales and Distribution Expenses

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$13,214	$9,661	$(3,553)	(26.9)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $9.7 million for the three months ended March 31, 2025, from $13.2 million for the three months ended March 31, 2024. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended March 31, 2025, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $7.4 million in the three months ended March 31, 2025 as compared to $10.3 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $2.3 million for the three months ended March 31, 2025, from $2.9 million for the three months ended March 31, 2024. This decrease is primarily attributable to lower restructuring costs of $0.3 million, lower headcount expense of $0.2 million and lower stock-compensation expense of $0.1 million.

As a percentage of net revenue, sales and distribution expenses decreased to 62.9% for the three months ended March 31, 2025, from 65.4% for the three months ended March 31, 2024. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 48.0% for the three months ended March 31, 2025 as compared to 51.1% for the three months ended March 31, 2024. This decrease in sales and distribution expenses as a percentage of revenue is primarily due to product mix and a decrease in warehousing costs.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$5,232	$3,459	$(1,773)	(33.9)%

The decrease in general and administrative expenses was primarily the result of a decrease of $0.8 million in stock-compensation expense, a decrease of $0.4 million in headcount expense, a decrease of $0.2 million in restructuring costs, and a decrease of $0.4 million in other miscellaneous costs.

Interest expense, net

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
	(in thousands, except percentages)
Interest expense, net	$323	$175	$(148)	(45.8)%

The decrease in interest expense, net of $0.1 million is primarily relating to a decrease in interest expense of $0.2 million due to lower average borrowings and a decrease in interest income of $0.1 million compared to the prior period.

Change in fair market value of warrant liabilities

	Three Months Ended March 31,		Change
	2024	2025	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(517)	$(55)	$462	(89.4)%

The 2024 and 2025 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the three months ending March 31, 2025 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2024 and 2025

The following table provides information regarding our cash flows for the three months ended March 31, 2024 and 2025:

	Three Months Ended March 31,
	2024	2025
	(in thousands)
Cash used in operating activities	$(6)	$(3,868)
Cash used in investing activities	(236)	—
Cash provided by (used in) financing activities	(2,198)	440
Effect of exchange rate on cash	(49)	123
Net change in cash and restricted cash for the period	$(2,489)	$(3,305)

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

Net cash used in operating activities was $3.9 million for the three months ended March 31, 2025, resulting primarily from our net cash losses from operations of $2.9 million, outflow from working capital of $1.0 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The working capital outflow primarily relates to purchases of our air quality products for the summer season.

Net Cash Used in Investing Activities

For the three months ended March 31, 2024, net cash used in investing activities was $0.2 million primarily related to the purchase of a minority equity investment in 4th and Heart during the three months ending March 31, 2024.

For the three months ended March 31, 2025, no cash was used in investing activities.

Net Cash Provided by (Used in) Financing Activities

For the three months ended March 31, 2024, cash used by financing activities of $2.2 million was primarily from the net repayments for our MidCap credit facility of $1.8 million, repayment of note payable to Smash of $0.2 million and payment of insurance obligations of $0.2 million.

For the three months ended March 31, 2025, cash provided by financing activities of $0.4 million was primarily from the net borrowings for our MidCap credit facility of $0.5 million and payment of insurance obligations of $0.1 million.

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

In addition, our future results could be materially impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports,  specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates will materially raise our cost of goods sold and will place pressure on our margins. While we are actively pursuing mitigation strategies—including supplier negotiations, selective price adjustments, potential geographic diversification of sourcing and fixed cost reductions—there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the three months ended March 31, 2025, we incurred a net loss of $3.9 million and used net cash flows from operations of $3.9 million. In addition, as of March 31, 2025, we had unrestricted cash of $14.3 million available to fund our operations and an accumulated deficit of $715.6 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility and Warrants). We were in compliance with these financial covenants as of March 31, 2025, and expect to remain in compliance through at least June 30, 2026. However, if our mitigation strategies to address the impact of tariffs are unsuccessful,  we can provide no assurances that we will remain in compliance with our financial covenants. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

On May 14, 2025, the Company announced a fixed cost reduction plan, which includes a workforce reduction affecting approximately 20 employees. The Company expects to substantially complete this reduction by the end of the third quarter of 2025. In connection with this plan, the Company anticipates recognizing restructuring charges of approximately $2.3 million, primarily related to severance, during the second quarter of 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

On March 25, 2025 (the “Third Amendment Effective Date”) the Company entered into Amendment No. 3 (the “Amendment”) to that certain Credit and Security Agreement, dated as of December 22, 2021 (as amended from time to time, the “Credit Agreement”) by and among the Company, certain of its subsidiaries thereto, the lenders thereto (the “Lenders”) and Midcap Funding IV Trust, as administrative agent. Capitalized terms used in this section and not otherwise defined shall have the meanings assigned in the Credit Agreement. Material changes contained in the Amendment include, among other things, adding repurchase of the Company’s common stock of up to $1.5 million per year, consisting of up to $1.5 million in repurchases allowed during the period from March 25, 2025 through December 22, 2025, and up to an additional $1.5 million allowed during the period from December 23, 2025 through the maturity date, subject to certain liquidity and compliance conditions.

The outstanding balance on the MidCap credit facility as of December 31, 2024 and March 31, 2025 was $6.9 million and $7.5 million, respectively. The Company had $0.7 million available on the Midcap credit facility as of March 31, 2025. We are in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2025.

Share Repurchase—On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 24 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. During the three months ended March 31, 2025 and through May 1, 2025, the Company did not repurchase any shares under its authorized share repurchase program. On May 2, 2025, the Company temporarily suspended its share repurchase program.

Trade Policy—In the first quarter of 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. While the ultimate implications of the tariffs remain unclear, they could materially increase our import costs and potentially lead to higher prices that reduce consumer demand. We are monitoring the situation closely and are proactively evaluating strategies to mitigate the impact on our supply chain and margins. These efforts include exploring alternative sourcing outside of China, working with our suppliers to manage cost increases, and implementing price increases.  These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins and overall financial performance may be materially impacted.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net provision (benefit) for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of warrant liabilities, restructuring expenses, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

• the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or

• warrant liabilities

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended March 31,
	2024	2025
	(in thousands, except percentages)
Gross Profit	$13,168	$9,424
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(10,320)	(7,373)
Contribution margin	$2,848	$2,051
Gross Profit as a percentage of net revenue	65.1%	61.4%
Contribution margin as a percentage of net revenue	14.1%	13.4%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended March 31,
	2024	2025
	(in thousands, except percentages)
Net loss	$(5,162)	$(3,896)
Add:
Provision for income taxes	71	20
Interest expense, net	323	175
Depreciation and amortization	428	408
EBITDA	(4,340)	(3,293)
Other expense, net	7	60
Change in fair market value of warrant liabilities	(517)	(55)
Restructuring expense(1)	558	—
Stock-based compensation expense	1,667	783
Adjusted EBITDA	$(2,625)	$(2,505)
Net loss as a percentage of net revenue	(25.5)%	(25.4)%
Adjusted EBITDA as a percentage of net revenue	(13.0)%	(16.3)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the three months ended March 31, 2024.

Critical Accounting Policies and Use of Estimates

As discussed in our Form 10-K for the fiscal year ended December 31, 2024, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of intangible assets; impairment of long-lived assets; and income taxes (including uncertain tax positions). There have been no significant changes to the Company’s accounting policies subsequent to December 31, 2024.

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

There were no triggering events to test intangibles for impairment loss during the three months ended March 31, 2024.

During the three months ended March 31, 2025, the implementation of new tariffs raised concerns about potential negative effects on the Company’s revenue and profitability. As a result, the Company identified a triggering event and performed a recoverability test for the relevant asset groups. Based on this assessment, the Company concluded that the undiscounted future cash flows expected to be generated from these asset groups exceeded their carrying amounts. Accordingly, no impairment was recognized as of March 31, 2025.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

We have historically operated at a loss and we may never achieve or sustain continuous profitability or positive cash flows. Further our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2024, that raised substantial doubt about our ability to continue as a going concern.

We have experienced significant after-tax losses for the three months ended March 31, 2025 and 2024. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

Our growth strategy has resulted in operating losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2024, that raised substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern or maintain our financial covenants with our lenders, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, reduce our sale and distribution infrastructure, or significantly reduce our business. Further, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

Our efforts to grow our business through new products, marketplace and geographic expansion may not be successful and may place a significant strain on our management and operational, financial and other resources.

Our long-term success depends on our ability to develop and commercialize a continuing stream of new products, to expand both to new marketplaces and geographies and to leverage new technologies we may incorporate into our business. We have entered and expect to continue to enter new product categories and both new marketplaces and geographies for which we have limited or no experience. In part we rely on Amazon’s global reviews program for success in our international expansion. If that program were to be limited, reduced or discontinued, our international expansion would be negatively affected. We also in part rely on our ability to include new products as variations to existing listings on Amazon. If that strategy were no longer possible for whatever reason, our ability to launch new products could be materially affected. That strategy could also have unanticipated or unexpected negative consequences. Our efforts to grow our business place significant strain on our management, personnel, operations, systems, financial resources, and internal financial control and reporting functions, among other things. We have limited personnel and resources and have reduced headcount significantly in recent years. In order to accomplish our growth goals, our team is required to focus on such growth ventures and reallocate their time and other resources, creating risk in all aspects of our business. We face the risk that we will be unable to disrupt incumbents and that our competitors will introduce new and better products that compete with us. There are numerous uncertainties inherent in successfully developing and commercializing new products on a continuing basis and new product launches may not deliver expected growth in sales or operating results. Any new product that we develop and market may not be introduced in a timely or cost-effective manner, may contain defects, errors, quality or other issues, or may not achieve the market acceptance necessary to generate sufficient revenue or may never become profitable. If we are unable to develop and introduce a continuing stream of competitive new products, it may have an adverse effect on our business, operating results, financial condition, and cash flows. Our failure to successfully execute on our growth initiatives can negatively impact our financial results, financial condition, and cash flows.

We may be unable to attract, retain or motivate key personnel, which could harm our business.

Our future success depends on our continuing ability to attract, motivate and retain well qualified employees. Competition for well-qualified employees in all aspects of our business is intense globally. The loss of one or more of our key personnel or our inability to promptly identify a suitable successor to a key role, including through a succession plan, could have an adverse effect on our business. Further, the Company recently announced a restructuring whereby a number of employees positions with the Company were terminated, which could have a negative effect on our ability to retain and motivate our personnel.  Each of our executive officers, key personnel and other employees could terminate their employment relationship with us at any time. Moreover, we rely on stock-based compensation as a method to attract, retain and motivate our employees. If our common stock continues to be volatile or depressed, we may be unable to attract, retain and motivate employees, and if this occurs, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. We do not currently maintain key person life insurance policies on any member of our senior management team or any other key employees.

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

The Trump administration has recently imposed a series of tariffs on U.S. trading partners. On April 2, 2025, the President issued an executive order announcing a “baseline” reciprocal tariff of 10% on all U.S. trading partners effective April 5, 2025, and higher individualized reciprocal tariffs on 57 countries (with certain product exemptions). Previously, the administration had imposed a 25% tariff on Canada and Mexico for goods not covered by the United States-Mexico-Canada Agreement, or USMCA, and tariffs equaling 20% on China. In response, several countries threatened retaliatory measures, including Canada and China, which then imposed retaliatory tariffs. Prior to when the country-specific reciprocal tariffs were scheduled to take effect, the administration delayed the effective date of such tariffs for all countries except China. The 10% baseline reciprocal tariff on all countries remains in effect, in addition to the tariffs on China (although on May 12, 2025 the Trump administration announced a reduction from the minimum of 145% to 30% as part of a 90 day negotiation period effective May 14, 2025) and Canada and Mexico (25% as of May 1, 2025) for goods that are not covered by the USMCA). Sustained uncertainty about, or the further escalation of, trade and political tensions between the United States and China could result in a disadvantageous environment in China, particularly for U.S. based companies, including retaliatory restrictions that hinder or potentially inhibit our ability to rely on contract development and manufacturing organizations and other service providers that operate in China.

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

We are continually evaluating the impact of the current and any possible new tariffs on our supply chain, costs and sales and are considering strategies to mitigate such impact, including reviewing sourcing options and working with our suppliers. We can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful or that any newly sourced products will be of the same quality of those previously sourced elsewhere. Given the uncertainty regarding the scope and duration of these trade actions by the U.S. government or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

Risks Relating to the Ownership of our Common Stock

The market price and trading volume of our common stock may fluctuate significantly.

The market price and trading volume of our common stock has at times experienced substantial price volatility. There has been, and we expect will continue to be, significant volatility in the market price and trading volume of our common stock. In certain instances, these fluctuations have been unrelated or disproportionate to our operating performance, financial condition, and cash flows. In addition, the market price of our common stock may be, and we believe has been, significantly impacted by investors covering large short positions in our common stock. In addition, there are many other factors that have caused and may continue to cause the market price of our common stock to fluctuate, including: our announcement of our Board’s temporary suspension of our share repurchase program, actual or anticipated variations in our quarterly operating results, or the operating results, financial condition, and cash flows of companies perceived to be similar to us; deterioration and decline in general economic, industry and/or market conditions; changes in estimates of our financial results or recommendations by equity research analysts, including any decision by equity research analysts to initiate or discontinue coverage; announcements by us or our competitors of significant acquisitions, strategic alliances or joint ventures; and changes in our capital structure, such as future issuances of securities or the incurrence of additional debt.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATERIAN, INC.

Date: May 15, 2025	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2025	By:	/s/ Joshua Feldman
Joshua Feldman
Chief Financial Officer (Principal Financial Officer)