Form 10-Q
period 2025-06-30
Aterian, Inc.
filed 2025-08-13
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the registrant had 9,985,104 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$10,495	$17,998
Accounts receivable, net	3,032	3,782
Inventory	18,496	13,749
Prepaid and other current assets	3,287	3,190
Total current assets	35,310	38,719
Property and equipment, net	720	685
Intangibles, net	8,975	9,757
Other non-current assets	416	381
Total assets	$45,421	$49,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$7,248	$6,948
Accounts payable	6,124	3,080
Seller notes	365	466
Accrued and other current liabilities	7,149	8,804
Total current liabilities	20,886	19,298
Other liabilities	242	227
Total liabilities	21,128	19,525
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 10,013,759 and 8,750,741 shares outstanding at June 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	745,140	742,591
Accumulated deficit	(720,433)	(711,677)
Accumulated other comprehensive loss	(423)	(906)
Total stockholders’ equity	24,293	30,017
Total liabilities and stockholders' equity	$45,421	$49,542

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$19,462	$27,984	$34,822	$48,199
Cost of goods sold	8,896	11,093	14,832	18,139
Gross profit	10,566	16,891	19,990	30,060
Operating expenses:
Sales and distribution	12,357	15,162	22,018	28,376
General and administrative	2,714	4,934	6,173	10,166
Total operating expenses	15,071	20,096	28,191	38,542
Operating loss	(4,505)	(3,205)	(8,201)	(8,482)
Interest expense, net	222	228	397	552
Change in fair value of warrant liabilities	(35)	(52)	(90)	(569)
Other expense, net	157	43	217	50
Loss before provision for income taxes	(4,849)	(3,424)	(8,725)	(8,515)
Provision for income taxes	11	205	31	276
Net loss	$(4,860)	$(3,629)	$(8,756)	$(8,791)
Net loss per share, basic and diluted	$(0.63)	$(0.52)	$(1.16)	$(1.28)
Weighted-average number of shares outstanding, basic and diluted	7,674,910	6,973,218	7,564,523	6,881,648

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,860)	$(3,629)	$(8,756)	$(8,791)
Other comprehensive loss:
Foreign currency translation adjustments	348	20	483	(29)
Other comprehensive income (loss)	348	20	483	(29)
Comprehensive loss	$(4,512)	$(3,609)	$(8,273)	$(8,820)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—April 1, 2025	8,748,741	$9	$743,374	$(715,573)	$(771)	$27,039
Net loss	—	—	—	(4,860)	—	(4,860)
Issuance of shares of restricted common stock	1,384,551	—	—	—	—	—
Forfeiture of shares of restricted common stock	(119,533)	—	—	—	—	—
Stock-based compensation expense	—	—	1,766	—	—	1,766
Other comprehensive loss	—	—	—	—	348	348
BALANCE—June 30, 2025	10,013,759	$9	$745,140	$(720,433)	$(423)	$24,293

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—April 1, 2024	7,656,044	$9	$738,805	$(704,977)	$(887)	$32,950
Net loss	—	—	—	(3,629)	—	(3,629)
Issuance of shares of restricted common stock	1,197,981	—	—	—	—	—
Forfeiture of shares of restricted common stock	(266,866)	—	—	—	—	—
Stock-based compensation expense	—	—	1,546	—	—	1,546
Other comprehensive loss	—	—	—	—	20	20
BALANCE—June 30, 2024	8,587,159	$9	$740,351	$(708,606)	$(867)	$30,887

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2025	8,750,741	$9	$742,591	$(711,677)	$(906)	$30,017
Net loss	—	—	—	(8,756)	—	(8,756)
Issuance of shares of restricted common stock	1,384,551	—	—	—	—	—
Forfeiture of shares of restricted common stock	(121,533)	—	—	—	—	—
Stock-based compensation expense	—	—	2,549	—	—	2,549
Other comprehensive income	—	—	—	—	483	483
BALANCE—June 30, 2025	10,013,759	$9	$745,140	$(720,433)	$(423)	$24,293

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2024	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(8,791)	—	(8,791)
Issuance of shares of restricted common stock	1,209,649	—	—	—	—	—
Forfeiture of shares of restricted common stock	(309,516)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	3,006	—	—	3,006
Other comprehensive income	—	—	—	—	(29)	(29)
BALANCE—June 30, 2024	8,587,159	$9	$740,351	$(708,606)	$(867)	$30,887

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(8,756)	$(8,791)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	812	858
Provision for sales returns	(49)	87
Amortization of deferred financing cost and debt discounts	75	121
Stock-based compensation	905	4,588
Change in deferred tax expense	—	(5)
Change in inventory provisions	574	(1,301)
Change in fair value of warrant liabilities	(90)	(569)
Allowance for credit losses	(147)	—
Changes in assets and liabilities:
Accounts receivable	897	462
Inventory	(5,322)	3,313
Prepaid and other current assets	(91)	(656)
Accounts payable, accrued and other liabilities	2,905	4,789
Cash (used in) provided by operating activities	(8,287)	2,896
INVESTING ACTIVITIES:
Purchase of fixed assets	(6)	(42)
Purchase of minority equity investment	—	(200)
Cash used in investing activities	(6)	(242)
FINANCING ACTIVITIES:
Repayments on seller notes	(113)	(383)
Borrowings from MidCap credit facilities	23,424	29,637
Repayments for MidCap credit facilities	(23,220)	(31,275)
Insurance obligation payments	(409)	(315)
Insurance financing proceeds	706	—
Cash provided by (used in) financing activities	388	(2,336)
Foreign currency effect on cash and restricted cash	448	(29)
Net change in cash and restricted cash for the period	(7,457)	289
Cash and restricted cash at beginning of year	19,143	22,195
Cash and restricted cash at end of period	$11,686	$22,484
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	10,495	20,328
Restricted Cash—Prepaid and other current assets	1,061	2,027
Restricted cash—Other non-current assets	130	129
TOTAL CASH AND RESTRICTED CASH	$11,686	$22,484

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$395	$660
Cash paid for taxes	$50	$151
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$—	$620
Non-cash minority equity investment	$—	$50

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2025 and 2024 (Unaudited)

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

Liquidity and Going Concern

We are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitability, our investment in incremental growth through mergers & acquisitions, our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows in the near term. However, we anticipate improvements over time as we work toward achieving a sustainable scale of profitability. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we are focusing our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

Our future results could be materially impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports,  specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates have materially raised our cost of goods sold and have placed pressure on our margins. While we are actively pursuing mitigation strategies—including supplier negotiations, selective price adjustments, potential geographic diversification of sourcing and fixed cost reductions—there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification ("ASC") 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the six months ended June 30, 2025, we incurred a net loss of $8.8 million and used net cash flows from operations of $8.3 million. In addition, as of June 30, 2025, we had unrestricted cash of $10.5 million available to fund our operations and an accumulated deficit of $720.4 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility and Warrants). We were in compliance with these financial covenants as of June 30, 2025, and expect to remain in compliance through at least September 30, 2026. However, if our mitigation strategies to address the impact of tariffs are unsuccessful,  we can provide no assurances that we will remain in compliance with our financial covenants. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• On May 14, 2025, the Company announced a fixed cost reduction plan, which includes a workforce reduction affecting approximately 20 employees. The Company expects to substantially complete this reduction by the end of the third quarter of 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.8 million, of which $1.0 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the three and six months ended June 30, 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  June 30, 2025 and the results of its operations and its cash flows for the periods ended June 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and six months ended June 30, 2025 and 2024 are also unaudited. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

The Condensed Consolidated Balance Sheet as of December 31, 2024, presented herein, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. These unaudited Condensed Consolidated Interim Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 25, 2025 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the six months ended June 30, 2025, other than with respect to the new accounting pronouncements adopted as described in Note 2, Recent Accounting Pronouncements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the condensed consolidated financial statements of the Company as of June 30, 2025 and for the three and six months then ended.

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

Restricted Cash—As of June 30, 2025, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Noncurrent Assets” on the Condensed Consolidated Balance Sheets, $1.0 million related to a letter of credit and $0.1 million for cash sweeps account related to the Midcap Credit Facility within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of June 30, 2025, the Company did not have an allowance for credit losses. As of  December 31, 2024, the Company had an allowance for credit losses of $0.1 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million at June 30, 2025 and $0.3 million at December 31, 2024, which is included in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and represents the expected value of the refund that will be due to its customers.

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

Net Revenue by Category. The following tables set forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended June 30, 2025
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$16,581	$1,617	$18,198
Other	1,264	—	1,264
Total net revenue	$17,845	$1,617	$19,462

	Three Months Ended June 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$26,300	$155	$26,455
Other	1,529	—	1,529
Total net revenue	$27,829	$155	$27,984

	Six Months Ended June 30, 2025
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$30,168	$2,023	$32,191
Other	2,631	—	2,631
Total net revenue	$32,799	$2,023	$34,822

	Six Months Ended June 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$45,020	$300	$45,320
Other	2,879	—	2,879
Total net revenue	$47,899	$300	$48,199

Net Revenue by Product Categories. The following tables set forth the Company’s net revenue disaggregated by product categories for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$4,836	$10,396
Kitchen appliances	3,288	2,111
Health and beauty	1,898	3,431
Cookware, kitchen tools and gadgets	421	1,294
Home office	1,690	2,310
Housewares	3,892	5,046
Essential oils and related accessories	3,431	3,236
Other	6	160
Total net revenue	$19,462	$27,984

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$6,175	$13,600
Kitchen appliances	5,080	4,032
Health and beauty	4,952	6,744
Cookware, kitchen tools and gadgets	1,321	2,690
Home office	3,274	4,341
Housewares	7,847	9,932
Essential oils and related accessories	6,164	6,443
Other	9	417
Total net revenue	$34,822	$48,199

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of June 30, 2025.

During the three and six months ended June 30, 2025, the implementation of new tariffs raised concerns about potential negative effects on the Company’s revenue and profitability. As a result, the Company identified a triggering event and performed a recoverability test for the relevant asset groups. Based on this assessment, the Company concluded that the undiscounted future cash flows expected to be generated from these asset groups exceeded their carrying amounts. Accordingly, no impairment was recognized as of June 30, 2025.

There were no triggering events to test intangibles for impairment loss during the three and six months ended June 30, 2024.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At June 30, 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at June 30, 2025 and December 31, 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

The fair value of the stock purchase warrants issued in connection with the Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes model. Inputs used to determine the estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the stock purchase warrants should be classified as liabilities with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

The following tables summarize the fair value of the Company’s financial assets that are measured at fair value as of June 30, 2025 and  December 31, 2024 (in thousands):

	June 30, 2025
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liabilities	—	—	19

	December 31, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities
Fair value of warrant liabilities	—	—	109

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the six months ended June 30, 2025 and  June 30, 2024 is as follows (in thousands):

June 30, 2025
Warrants liabilities as of January 1, 2025	$109
Change in fair value of warrants	(90)
Warrants liabilities as of June 30, 2025	$19

June 30, 2024
Warrants liabilities as of January 1, 2024	$1,033
Change in fair value of warrants	(569)
Warrants liabilities as of June 30, 2024	$464

Recent Accounting Pronouncements

In August 2023, the FASB finalized ASU 2023-09, Income Taxes (Topic 740). This ASU provides for certain updates to enhance the transparency about companies’ exposure to changes in tax legislation and the global tax risk they may face. Under the guidance, companies will be required to provide a breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, rather than a lump sum amount. Further, the rate reconciliation will require disaggregation into eight specific categories, with these categories further disaggregated by jurisdiction and for amounts exceeding 5 percent of their domestic tax rate. The rate reconciliation will need to also disclose both dollar amounts and percentages. This standard is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact and will adopt ASU 2023-09 in its Annual Report on Form 10-K for the year ending December 31, 2025, consistent with the effective date of the standard.

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Trade accounts receivable	$3,032	$3,929
Allowance for credit losses	—	(147)
Accounts receivable, net	$3,032	$3,782

4.	INVENTORY

Inventory consisted of the following as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Inventory on-hand	$14,617	$12,484
Inventory in-transit	3,879	1,265
Inventory	$18,496	$13,749

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $4.0 million and $3.5 million as of June 30, 2025 and  December 31, 2024, respectively.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of  June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Prepaid inventory	$477	$904
Restricted cash	1,061	1,015
Prepaid software	444	456
Prepaid insurance	905	528
Prepaid freight forwarder	147	145
Other	253	142
Prepaid and current assets	$3,287	$3,190

6.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following as of  June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation costs	$14	$2,500
Accrued restructuring costs	1,432	—
Accrued professional fees and consultants	177	235
Accrued logistics costs	70	98
Product related accruals	260	312
Sales tax payable	694	989
Sales return reserve	241	290
Accrued fulfillment expense	479	499
Accrued insurance premium financing	602	305
Federal payroll taxes payable	453	1,063
Accrued interest payable	94	81
Warrant liabilities	19	109
All other accruals	2,614	2,323
Accrued and current liabilities	$7,149	$8,804

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

The Company is in compliance with the financial covenants contained within the Credit Agreement as of June 30, 2025. During the three and six months ended June 30, 2025 and through August 12, 2025, the Company did not repurchase any shares under its authorized share repurchase program. On May 2, 2025, the Company temporarily suspended its share repurchase program.

The Company’s credit facility consisted of the following as of  June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
MidCap Credit Facility	$7,477	$7,252
Less: deferred debt issuance costs	(145)	(192)
Less: discount associated with issuance of warrants	(84)	(112)
Total MidCap Credit Facility	$7,248	$6,948

Interest Expense, Net

Interest expense, net consisted of the following for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense	$253	$296	$474	$689
Interest income	(31)	(68)	(77)	(137)
Total interest expense, net	$222	$228	$397	$552

Securities Purchase Agreement and Warrants

In March 2022, the Company raised approximately $27.5 million through a private placement involving common stock and accompanying stock purchase warrants. The 590,637 common stock warrants issued in the transaction were classified as liabilities with subsequent remeasurement each quarter. As of June 30, 2025, these warrants remain outstanding and are recorded as a $19 thousand liability on the Company’s condensed consolidated balance sheet.

8.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., (the “Board”) a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of June 30, 2025, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Board adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of June 30, 2025, 841,603 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of June 30, 2025, 193,476 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the six months ended June 30, 2025:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2025	13,051	$109.62	4.00
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	—	$—	—
Balance—June 30, 2025	13,051	$109.62	3.51
Exercisable as of June 30, 2025	13,051	$109.62	3.51
Vested and expected to vest as of June 30, 2025	13,051	$109.62	3.51

As of June 30, 2025, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the six months ended June 30, 2025 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2025	1,310,989	$3.43
Granted	1,384,551	$1.46
Vested	(717,890)	$2.86
Forfeited	(121,533)	$3.10
Nonvested at June 30, 2025	1,856,117	$2.20

As of June 30, 2025, the total unrecognized compensation expense related to unvested shares of restricted common stock was $3.2 million, which the Company expects to recognize over an estimated weighted-average period of 1.85 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Sales and distribution expenses	$125	$946	$317	$1,245
General and administrative expenses	(3)	1,975	588	3,343
Total stock-based compensation expense	$122	$2,921	$905	$4,588

9.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(4,860)	$(3,629)	$(8,756)	$(8,791)
Weighted-average number of shares used in computing net loss per share, basic and diluted	7,674,910	6,973,218	7,564,523	6,881,648
Net loss per share, basic and diluted	$(0.63)	$(0.52)	$(1.16)	$(1.28)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	1,905,778	2,350,812	1,920,558	2,047,993

10.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of June 30, 2025 and December 31, 2024, the Company estimates that the potential liability, including current sales tax payable is approximately $0.7 million and $1.0 million, which has been recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

11.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of June 30, 2025 and December 31, 2024 (in thousands):

	January 1, 2025	Six Months Ended June 30, 2025	June 30, 2025	June 30, 2025
	Gross Carrying Amount	Additions	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$(15,657)	$5,628
Non-competition agreement	11	—	(11)	—
Transition services agreement	12	—	(12)	—
Customer relationships	5,700	—	(2,375)	3,325
Software	38	—	(16)	22
Other	700	—	(700)	—
Total intangibles	$27,746	$—	$(18,771)	$8,975

	January 1, 2024	Year-Ended December 31, 2024	December 31, 2024	December 31, 2024
	Gross Carrying Amount	Additions	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$(15,166)	$6,119
Non-competition agreement	11	—	(11)	—
Transition services agreement	12	—	(12)	—
Customer relationships	5,700	—	(2,090)	3,610
Software	—	38	(10)	28
Other	700	—	(700)	—
Total intangibles	$27,708	$38	$(17,989)	$9,757

  The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (amounts in thousands):

Remainder of 2025	$782
2026	1,564
2027	1,554
2028	1,551
2029	1,551
2030	1,529
Thereafter	444
Total	$8,975

12.	RESTRUCTURING

On May 14, 2025, the Company announced a fixed cost reduction plan, which includes a workforce reduction affecting approximately 20 employees. The Company expects to substantially complete this reduction by the end of the third quarter of 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.8 million, primarily related to severance, during the three and six months ended June 30, 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

The following tables provide a summary of the restructuring costs incurred:

	Three Months Ended	Three Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)	(in thousands)
Employee severance	$1,795	$132
Other restructuring costs(1)	—	(115)
Total restructuring costs	$1,795	$17

	Six Months Ended	Six Months Ended
	June 30, 2025	June 30, 2024
	(in thousands)	(in thousands)
Employee severance	$1,795	$683
Other restructuring costs(1)	—	(108)
Total restructuring costs	$1,795	$575

(1) Includes reversal of costs associated with a contract settlement during the three and six months ended June 30, 2024.

During the three and six months ended, the Company recognized restructuring charges of approximately $1.8 million, of which $1.0 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance.

The following table provides a summary of the Company's total restructuring reserve:

Employee Severance
Balance – December 31, 2024	$—
Charges	1,795
Usage-cash	(363)
Balance – June 30, 2025	$1,432

As of June 30, 2025, the Company had a liability of $1.4 million for restructuring costs, which was included in accrued expenses and other current liabilities on the condensed consolidated balance sheet.

As of December 31, 2024, the Company did not have a liability for restructuring costs.

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

	Three Months Ended
	June 30, 2025	June 30, 2024
Net revenue	$19,462	$27,984
Less:
Cost of Sales	8,896	11,093
Variable sales costs (1)	9,048	12,024
Other vendor and payroll expenses	5,497	4,721
Depreciation and amortization	404	430
Stock-based compensation expense	122	2,921
Other segment items(2)	355	424
Net loss	$(4,860)	$(3,629)

	Six Months Ended
	June 30, 2025	June 30, 2024
Net revenue	$34,822	$48,199
Less:
Cost of Sales	14,832	18,139
Variable sales costs (1)	16,421	22,345
Other vendor and payroll expenses	10,053	10,751
Depreciation and amortization	812	858
Stock-based compensation expense	905	4,588
Other segment items(2)	555	309
Net loss	$(8,756)	$(8,791)

(1) Variable sales costs primarily include e-commerce platform commissions, online advertising, and selling and logistics expenses.

(2) Other segment items primarily include incomes taxes, interest expense, and the change in fair value of warrant liabilities.

The CODM does not use total assets as a financial metric when making key operating decisions.

14.	SUBSEQUENT EVENTS

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our consolidated financial statements.

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

In the first and second quarter of 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. As a result of these tariffs, we experienced an increase in our cost of goods sold during the three and six months ended June 30, 2025. In response, we implemented targeted price increases across affected product categories to partially offset the higher input costs. These pricing actions, however, contributed to a decline in unit volumes as consumer demand responded to the higher retail prices. We are monitoring the situation closely and are proactively evaluating strategies to mitigate the impact on our supply chain and margins. These efforts include exploring alternative sourcing outside of China, working with our suppliers to manage cost increases, and implementing price increases.  These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins and overall financial performance may be materially impacted.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Net revenue	$19,462	$27,984	$(8,522)	(30.5)%
Cost of good sold	8,896	11,093	(2,197)	(19.8)%
Gross profit	10,566	16,891	(6,325)	(37.4)%
Operating expenses:
Sales and distribution(1)	12,357	15,162	(2,805)	(18.5)%
General and administrative(1)	2,714	4,934	(2,220)	(45.0)%
Total operating expenses	15,071	20,096	(5,025)	(25.0)%
Operating loss	(4,505)	(3,205)	(1,300)	(40.6)%
Interest expense, net	222	228	(6)	(2.6)%
Change in fair value of warrant liabilities	(35)	(52)	17	32.7%
Other expense, net	157	43	114	>100%
Loss before provision for income taxes	(4,849)	(3,424)	(1,425)	(41.6)%
Provision for income taxes	11	205	(194)	(94.6)%
Net loss	$(4,860)	$(3,629)	$(1,231)	(33.9)%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$125	$946	$821	>100%
General and administrative expenses	(3)	1,975	1,978	>(100)%
Total stock-based compensation expense	$122	$2,921	$2,799	>100%

Stock-based compensation expense for the three months ended June 30, 2025 decreased compared to the prior year period. The decrease was primarily due to adjustments to previously accrued bonus-related stock compensation. These accruals, originally recorded during the year-ended December 31, 2024 based on expected equity settlement, were reversed in the current period due to changes in settlement approach and timing of vesting. In addition, the current period included a reversal of expense related to forfeitures for employees terminated as part of the May 2025 restructuring. As a result, the current quarter reflects a net reduction in expense due to these reversals, with a portion of the related expense being deferred to future periods.

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended June 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of good sold	45.7	39.6
Gross profit	54.3	60.4
Operating expenses:
Sales and distribution	63.5	54.2
General and administrative	13.9	17.6
Total operating expenses	77.4	71.8
Operating loss	(23.1)	(11.5)
Interest expense, net	1.1	0.8
Change in fair value of warrant liabilities	(0.2)	(0.2)
Other expense, net	0.9	0.2
Loss before provision for income taxes	(24.9)	(12.3)
Provision for income taxes	0.1	0.7
Net loss	(25.0)%	(13.0)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Direct	$17,845	$27,829	$(9,984)	(35.9)%
Wholesale	1,617	155	1,462	>100%
Net revenue	$19,462	$27,984	$(8,522)	(30.5)%

Net revenue decreased $8.5 million, or 30.5%, during the three months ended June 30, 2025 to $19.5 million, compared to $28.0 million for the three months ended June 30, 2024. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $10.0 million, or 35.9%, as the newly implemented tariffs increased our cost of goods sold, prompting us to raise prices to mitigate the impact. These pricing actions, combined with the broader challenging macroeconomic environment, led to a reduction in unit volume as consumer demand softened at elevated price levels

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$4,836	$10,396
Kitchen appliances	3,288	2,111
Health and beauty	1,898	3,431
Cookware, kitchen tools and gadgets	421	1,294
Home office	1,690	2,310
Housewares	3,892	5,046
Essential oils and related accessories	3,431	3,236
Other	6	160
Total net revenue	$19,462	$27,984

With the exception of Kitchen appliances, every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due to the macroeconomic environment and higher sales prices implemented in response to tariffs, which led to a slowdown in unit volume. The increase in Kitchen Appliances is primarily driven by more prominent Amazon listing placements and the initial product load-in related to our expanded presence in Walmart stores.

Cost of Goods Sold and Gross Profit

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$8,896	$11,093	$(2,197)	(19.8)%
Gross profit	$10,566	$16,891	$(6,325)	(37.4)%

Cost of goods sold decreased $2.2 million, or 19.8%, during the three months ended June 30, 2025 to $8.9 million, compared to $11.1 million for the three months ended June 30, 2024, primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $3.8 million in cost of goods sold from our direct businesses, partially offset by an increase of $1.6 million in cost of goods sold from our wholesale businesses.

Gross profit decreased to 54.3% for the three months ended June 30, 2025 from 60.4% for the three months ended June 30, 2024. The decrease in gross profit was due primarily to product mix, as well as higher cost of sales resulting from the impact of newly implemented tariffs, partially offset by the benefit of price increases taken to mitigate these costs.

Sales and Distribution Expenses

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
		(in thousands, except percentages)
Sales and distribution expenses	$12,357	$15,162	$(2,805)	(18.5)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $12.4 million for the three months ended June 30, 2025, from $15.2 million for the three months ended June 30, 2024. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended June 30, 2025, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $9.1 million in the three months ended June 30, 2025 as compared to $12.0 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation increased to $3.3 million for the three months ended June 30, 2025, from $3.1 million for the three months ended June 30, 2024. This increase is primarily attributable to higher restructuring costs of $1.1 million, partially offset by lower stock-compensation expense of $0.8 million and lower miscellaneous office expense of $0.1 million.

As a percentage of net revenue, sales and distribution expenses increased to 63.3% for the three months ended June 30, 2025, from 54.2% for the three months ended June 30, 2024. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 46.5% for the three months ended June 30, 2025 as compared to 43.0% for the three months ended June 30, 2024. This increase in sales and distribution expenses as a percentage of revenue is primarily due to product mix and an increase in marketing costs.

General and Administrative Expenses

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$2,714	$4,934	$2,220	45.0%

The decrease in general and administrative expenses was primarily the result of a decrease of $2.0 million in stock-compensation expense, a decrease of $0.4 million in headcount expense, a decrease of $0.5 million in other miscellaneous costs, partially offset by an increase of $0.7 million in restructuring costs.

Interest expense, net

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$222	$228	$(6)	(2.6)%

Interest expense, net was relatively flat for the three months ended June 30, 2025 and June 30, 2024.

Change in fair market value of warrant liabilities

	Three Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(35)	$(52)	$17	32.7%

The 2025 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the three months ending June 30, 2025 primarily relates to the reduced share price compared to the prior period.

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Net revenue	$34,822	$48,199	$(13,377)	(27.8)%
Cost of good sold	14,832	18,139	(3,307)	(18.2)%
Gross profit	19,990	30,060	(10,070)	(33.5)%
Operating expenses:
Sales and distribution(1)	22,018	28,376	(6,358)	(22.4)%
General and administrative(1)	6,173	10,166	(3,993)	(39.3)%
Total operating expenses	28,191	38,542	(10,351)	(26.9)%
Operating loss	(8,201)	(8,482)	281	3.3%
Interest expense, net	397	552	(155)	(28.1)%
Change in fair value of warrant liabilities	(90)	(569)	479	84.2%
Other expense, net	217	50	167	>100%
Loss before income taxes	(8,725)	(8,515)	(210)	(2.5)%
Provision for income taxes	31	276	(245)	(88.8)%
Net loss	$(8,756)	$(8,791)	$35	0.4%

(1)	Amounts include stock-based compensation expense as follows:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$317	$1,245	$928	>100%
General and administrative expenses	588	3,343	2,755	>100%
Total stock-based compensation expense	$905	$4,588	$3,683	>100%

Stock-based compensation expense for the six months ended June 30, 2025 decreased compared to the prior year period. The decrease was primarily due to adjustments during the three months ended June 30, 2025 to previously accrued bonus-related stock compensation. These accruals, originally recorded during the year-ended December 31, 2024 based on expected equity settlement, were reversed in the current period due to changes in settlement approach and timing of vesting. In addition, the current period included a reversal of expense related to forfeitures for employees terminated as part of the May 2025 restructuring. As a result, the current period reflects a net reduction in expense due to these reversals, with a portion of the related expense being deferred to future periods.

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Six Months Ended June 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of good sold	42.6	37.6
Gross profit	57.4	62.4
Operating expenses:
Sales and distribution	63.3	58.9
General and administrative	17.7	21.1
Total operating expenses	81.0	80.0
Operating loss	(23.6)	(17.6)
Interest expense, net	1.1	1.1
Change in fair value of warrant liabilities	(0.3)	(1.2)
Other expense, net	0.6	0.1
Loss before income taxes	(25.0)	(17.6)
Provision for income taxes	0.1	0.6
Net loss	(25.1)%	(18.2)%

Net Revenue

Revenue by Product Categories:

The following tables sets forth our net revenue disaggregated by product categories:

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Direct	$32,799	$47,899	$(15,100)	(31.5)%
Wholesale	2,023	300	1,723	>100%
Net revenue	$34,822	$48,199	$(13,377)	(27.8)%

Net revenue decreased $13.4 million, or 27.8%, during the six months ended June 30, 2025 to $34.9 million, compared to $48.2 million for the six months ended June 30, 2024. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $15.1 million, or 31.5%, related to changes to Amazon's marketing affiliate program, which reduced traffic and conversions on certain products. In addition, the newly implemented tariffs increased our cost of goods sold, prompting us to raise prices to mitigate the impact. These pricing actions, combined with the broader challenging macroeconomic environment, led to a reduction in unit volume as consumer demand softened at elevated price levels.

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$6,175	$13,600
Kitchen appliances	5,080	4,032
Health and beauty	4,952	6,744
Cookware, kitchen tools and gadgets	1,321	2,690
Home office	3,274	4,341
Housewares	7,847	9,932
Essential oils and related accessories	6,164	6,443
Other	9	417
Total net revenue	$34,822	$48,199

With the exception of Kitchen appliances, every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due to the macroeconomic environment and higher sales prices implemented in response to tariffs, which led to a slowdown in unit volume. The increase in Kitchen Appliances is primarily driven by more prominent Amazon listing placements and the initial product load-in related to our expanded presence in Walmart stores.

Cost of Goods Sold and Gross Profit

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$14,832	$18,139	$(3,307)	(18.2)%
Gross profit	$19,990	$30,060	$(10,070)	(33.5)%

Cost of goods sold decreased $3.3 million, or 18.2%, during the six months ended June 30, 2025 to $14.8 million, compared to $18.1 million for the six months ended June 30, 2024, primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $5.2 million in cost of goods sold from our direct businesses, partially offset by an increase of $1.9 million in cost of goods sold from our wholesale businesses.

Gross profit decreased to 57.4% for the six months ended June 30, 2025 from 62.4% for the six months ended June 30, 2024. The decrease in gross profit was due primarily to product mix, as well as higher cost of sales resulting from the impact of newly implemented tariffs, partially offset by the benefit of price increases taken to mitigate these costs.

Sales and Distribution Expenses

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
		(in thousands, except percentages)
Sales and distribution expenses	$22,018	$28,376	$(6,358)	(22.4)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $22.0 million for the six months ended June 30, 2025, from $28.4 million for the six months ended June 30, 2024. This decrease is primarily attributable to the decrease in the volume of products sold in the six months ended June 30, 2025, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $16.4 million in the six months ended June 30, 2025 as compared to $22.3 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $5.6 million for the six months ended June 30, 2025, from $6.0 million for the six months ended June 30, 2024. This decrease is primarily attributable to lower stock-compensation expense of $0.9 million, lower headcount expense of $0.2 million, and lower miscellaneous office expense of $0.1 million, partially offset by higher restructuring costs of $0.8 million.

As a percentage of net revenue, sales and distribution expenses increased to 63.1% for the six months ended June 30, 2025, from 58.9% for the six months ended June 30, 2024. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 47.2% for the six months ended June 30, 2025 as compared to 46.4% for the six months ended June 30, 2024. This increase in sales and distribution expenses as a percentage of revenue is primarily due to product mix and an increase in marketing costs.

General and Administrative Expenses

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$6,173	$10,166	$3,993	39.3%

The decrease in general and administrative expenses was primarily the result of a decrease of $2.8 million in stock-compensation expense, a decrease of $0.8 million in headcount expense, and a decrease of $0.8 million in other miscellaneous costs, partially offset by an increase of $0.4 million in restructuring costs.

Interest expense, net

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$397	$552	$(155)	(28.1)%

The decrease in interest expense, net of $0.1 million is primarily relating to a decrease in interest expense of $0.2 million due to lower average borrowings and a decrease in interest income of $0.1 million compared to the prior period.

Change in fair market value of warrant liabilities

	Six Months Ended June 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(90)	$(569)	$479	84.2%

The 2025 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the six months ending June 30, 2025 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table provides information regarding our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Cash (used in) provided by operating activities	$(8,287)	$2,896
Cash used in investing activities	(6)	(242)
Cash provided by (used in) financing activities	388	(2,336)
Effect of exchange rate on cash	448	(29)
Net change in cash and restricted cash for the period	$(7,457)	$289

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $8.3 million for the six months ended June 30, 2025, resulting primarily from our net cash losses from operations of $6.7 million, outflow from working capital of $1.6 million from changes in accounts receivable, purchases of inventory and payments of accounts payable. The working capital outflow primarily relates to purchases of our air quality products for the summer season and intentional build up of certain products to avoid higher tariffs.

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

Net Cash Used in Investing Activities

For the six months ended June 30, 2025, net cash used in investing activities was $6 thousand, primarily related to the purchase of laptops during the six months ended June 30, 2025.

For the six months ended June 30, 2024, net cash used in investing activities was $0.2 million primarily related to the purchase of a minority equity investment in 4th and Heart during the six months ending June 30, 2024.

Net Cash Provided by (Used in) Financing Activities

For the six months ended June 30, 2025, cash provided by financing activities of $0.4 million was primarily from the net borrowings for our MidCap credit facility of $0.2, and net proceeds from insurance financing of $0.3 million, partially offset by repayment of note payable to Smash of $0.1 million.

For the six months ended June 30, 2024, cash used by financing activities of $2.3 million was primarily from payment of insurance obligations of $0.3 million, net repayments for our MidCap credit facility of $1.6 million, and repayment of note payable to Smash of $0.4 million.

Liquidity and Going Concern

As a company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitability, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows in the near term. However, we anticipate improvements over time as we work toward achieving a sustainable scale of profitability. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures and reduced consumer spending.

Our future results could be materially impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports,  specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates have materially raised our cost of goods sold and have placed pressure on our margins. While we are actively pursuing mitigation strategies—including supplier negotiations, selective price adjustments, potential geographic diversification of sourcing and fixed cost reductions—there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the six months ended June 30, 2025, we incurred a net loss of $8.8 million and used net cash flows from operations of $8.3 million. In addition, as of June 30, 2025, we had unrestricted cash of $10.5 million available to fund our operations and an accumulated deficit of $720.4 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility and Warrants). We were in compliance with these financial covenants as of June 30, 2025, and expect to remain in compliance through at least September 30, 2026. However, if our mitigation strategies to address the impact of tariffs are unsuccessful,  we can provide no assurances that we will remain in compliance with our financial covenants. During February 2024, the Company amended its terms with Midcap Credit Facility extending the term until December 2026 and amending certain financial covenants with favorable terms. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• On May 14, 2025, the Company announced a fixed cost reduction plan, which includes a workforce reduction affecting approximately 20 employees. The Company expects to substantially complete this reduction by the end of the third quarter of 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.8 million, of which $1.0 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the three and six months ended June 30, 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

The outstanding balance on the MidCap credit facility as of June 30, 2025 and December 31, 2024 was $7.2 million and $6.9 million, respectively. The Company had $0.2 million available on the Midcap credit facility as of June 30, 2025. We are in compliance with the financial covenants contained within the Credit Agreement as of June 30, 2025.

Share Repurchase—On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 24 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. During the three months ended June 30, 2025 and through August 12, 2025, the Company did not repurchase any shares under its authorized share repurchase program. On May 2, 2025, the Company temporarily suspended its share repurchase program.

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

In the reconciliation to calculate contribution margin, we add e-commerce platform commissions, online advertising, selling and logistics expenses (“sales and distribution variable expense”) to gross profit to inform users of our financial statements of what our product profitability is at each period prior to fixed costs (such as sales and distribution expenses such as salaries as well as general and administrative expenses). By excluding these fixed costs, we believe this allows users of our financial statements to understand our products performance and allows them to measure our products performance over time.

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

• changes in fair value of  warrant liabilities.

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

• the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or

• warrant liabilities

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Gross Profit	$10,566	$16,891	$19,990	$30,060
Less:
E-commerce platform commissions, online advertising, selling and logistics expenses	(9,048)	(12,024)	(16,421)	(22,345)
Contribution margin	$1,518	$4,867	$3,569	$7,715
Gross Profit as a percentage of net revenue	54.3%	60.4%	57.4%	62.4%
Contribution margin as a percentage of net revenue	7.8%	17.4%	10.2%	16.0%

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss	$(4,860)	$(3,629)	$(8,756)	$(8,791)
Add:
Provision for income taxes	11	205	31	276
Interest expense, net	222	228	397	552
Depreciation and amortization	404	430	812	858
EBITDA	(4,223)	(2,766)	(7,516)	(7,105)
Other expense, net	157	43	217	50
Change in fair market value of warrant liabilities	(35)	(52)	(90)	(569)
Restructuring expense(1)	1,795	17	1,795	575
Stock-based compensation expense	122	2,921	905	4,588
Adjusted EBITDA	$(2,184)	$163	$(4,689)	$(2,461)
Net loss as a percentage of net revenue	(25.0)%	(13.0)%	(25.1)%	(18.2)%
Adjusted EBITDA as a percentage of net revenue	(11.2)%	0.6%	(13.5)%	(5.1)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the three and six months ended June 30, 2025 and 2024.

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

During the three and six months ended June 30, 2025, the implementation of new tariffs raised concerns about potential negative effects on the Company’s revenue and profitability. As a result, the Company identified a triggering event and performed a recoverability test for the relevant asset groups. Based on this assessment, the Company concluded that the undiscounted future cash flows expected to be generated from these asset groups exceeded their carrying amounts. Accordingly, no impairment was recognized as of June 30, 2025.

There were no triggering events to test intangibles for impairment loss during the three and six months ended June 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant after-tax losses for the three and six months ended June 30, 2025 and 2024. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

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

The U.S. government has recently implemented significant tariff measures on several major trading partners, including China, Canada, the European Union, and numerous other countries. As of August 12, 2025, a 10% baseline reciprocal tariff applies to nearly all imports, in addition to country-specific rates. Tariffs on China were temporarily reduced to approximately 30% from May 14, 2025, pursuant to a 90-day truce, which has now been extended an additional 90 days through November 9, 2025; absent a new agreement, higher rates may be reinstated thereafter. Effective August 1, 2025, tariffs on Canada increased to 35% for goods not covered by the United States-Mexico-Canada Agreement (“USMCA”). The EU has negotiated a reduced tariff rate of 15% on its exports to the U.S., which remains subject to change. Many other countries are now subject to increased tariffs, in some cases as high as 50%, and these rates are subject to change at any time.

These tariff actions, along with the potential for retaliatory measures, create uncertainty and may increase our product costs, disrupt our supply chain, and adversely affect our competitive position. In particular, continued or escalated trade and political tensions with China or other key trading partners could result in retaliatory restrictions that impair our ability to source products and components from contract manufacturers or service providers operating in those countries. Any sustained increase in tariffs, or the imposition of additional trade barriers, could materially and adversely affect our business, financial condition, and results of operations.

In addition to the tariff measures described above, changes in U.S. or foreign trade policy may create ongoing uncertainty in international trade relations. Future actions by the United States or other governments — including the imposition, increase, or extension of tariffs, quotas, or other trade restrictions, or changes to existing trade agreements or policies — could occur at any time and without notice. Any such actions, whether unilateral or in response to geopolitical or economic developments, could reduce demand for our products, increase our costs, disrupt our supply chain, reduce our profitability, or otherwise have a material adverse effect on our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATERIAN, INC.

Date: August 13, 2025	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2025	By:	/s/ Joshua Feldman
Joshua Feldman
Chief Financial Officer (Principal Financial Officer)