Form 10-Q
period 2025-09-30
Aterian, Inc.
filed 2025-11-13
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 12, 2025, the registrant had 10,027,046 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$7,588	$17,998
Accounts receivable, net	2,464	3,782
Inventory	17,157	13,749
Prepaid and other current assets	3,218	3,190
Total current assets	30,427	38,719
Property and equipment, net	735	685
Intangibles, net	8,584	9,757
Other non-current assets	403	381
Total assets	$40,149	$49,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$6,243	$6,948
Accounts payable	4,552	3,080
Seller notes	368	466
Accrued and other current liabilities	6,117	8,804
Total current liabilities	17,280	19,298
Other liabilities	229	227
Total liabilities	17,509	19,525
Commitments and contingencies (Note 10)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 10,207,835 and 8,750,741 shares outstanding at September 30, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	745,871	742,591
Accumulated deficit	(722,714)	(711,677)
Accumulated other comprehensive loss	(526)	(906)
Total stockholders’ equity	22,640	30,017
Total liabilities and stockholders' equity	$40,149	$49,542

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$19,021	$26,239	$53,843	$74,438
Cost of goods sold	8,350	10,411	23,182	28,550
Gross profit	10,671	15,828	30,661	45,888
Operating expenses:
Sales and distribution	9,835	13,912	31,853	42,288
General and administrative	2,879	3,646	9,052	13,812
Total operating expenses	12,714	17,558	40,905	56,100
Operating loss	(2,043)	(1,730)	(10,244)	(10,212)
Interest expense, net	259	189	656	741
Change in fair value of warrant liabilities	(18)	(161)	(108)	(730)
Other (income) expense, net	(22)	225	195	275
Loss before income taxes	(2,262)	(1,983)	(10,987)	(10,498)
Provision (benefit) for income taxes	19	(210)	50	66
Net loss	$(2,281)	$(1,773)	$(11,037)	$(10,564)
Net loss per share, basic and diluted	$(0.28)	$(0.25)	$(1.42)	$(1.51)
Weighted-average number of shares outstanding, basic and diluted	8,207,318	7,166,612	7,781,132	6,977,262

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(2,281)	$(1,773)	$(11,037)	$(10,564)
Other comprehensive loss:
Foreign currency translation adjustments	(103)	380	380	351
Other comprehensive (loss) income	(103)	380	380	351
Comprehensive loss	$(2,384)	$(1,393)	$(10,657)	$(10,213)

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—July 1, 2025	10,013,759	$9	$745,140	$(720,433)	$(423)	$24,293
Net loss	—	—	—	(2,281)	—	(2,281)
Issuance of shares of restricted common stock	234,102	—	—	—	—	—
Forfeiture of shares of restricted common stock	(40,026)	—	—	—	—	—
Stock-based compensation expense	—	—	731	—	—	731
Other comprehensive loss	—	—	—	—	(103)	(103)
BALANCE—September 30, 2025	10,207,835	$9	$745,871	$(722,714)	$(526)	$22,640

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—July 1, 2024	8,587,159	$9	$740,351	$(708,606)	$(867)	$30,887
Net loss	—	—	—	(1,773)	—	(1,773)
Issuance of shares of restricted common stock	174,825	—	—	—	—	—
Forfeiture of shares of restricted common stock	(18,297)	—	—	—	—	—
Stock-based compensation expense	—	—	1,132	—	—	1,132
Other comprehensive income	—	—	—	—	380	380
BALANCE—September 30, 2024	8,743,687	$9	$741,483	$(710,379)	$(487)	$30,626

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2025	8,750,741	$9	$742,591	$(711,677)	$(906)	$30,017
Net loss	—	—	—	(11,037)	—	(11,037)
Issuance of shares of restricted common stock	1,618,653	—	—	—	—	—
Forfeiture of shares of restricted common stock	(161,559)	—	—	—	—	—
Stock-based compensation expense	—	—	3,280	—	—	3,280
Other comprehensive income	—	—	—	—	380	380
BALANCE—September 30, 2025	10,207,835	$9	$745,871	$(722,714)	$(526)	$22,640

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2024	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(10,564)	—	(10,564)
Issuance of shares of restricted common stock	1,384,474	—	—	—	—	—
Forfeiture of shares of restricted common stock	(327,813)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	4,138	—	—	4,138
Other comprehensive income	—	—	—	—	351	351
BALANCE—September 30, 2024	8,743,687	$9	$741,483	$(710,379)	$(487)	$30,626

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(11,037)	$(10,564)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,218	1,279
Provision for sales returns	(89)	86
Amortization of deferred financing cost and debt discounts	116	160
Stock-based compensation	1,636	6,394
Deferred tax expense	—	(5)
Change in inventory provisions	543	(1,653)
Change in fair value of warrant liabilities	(108)	(730)
Allowance for credit losses	(147)	—
Changes in assets and liabilities:
Accounts receivable	1,465	966
Inventory	(3,951)	5,482
Prepaid and other current assets	(67)	486
Accounts payable, accrued and other liabilities	568	273
Cash (used in) provided by operating activities	(9,853)	2,174
INVESTING ACTIVITIES:
Purchase of fixed assets	(46)	(42)
Purchase of minority equity investment	—	(200)
Cash used in investing activities	(46)	(242)
FINANCING ACTIVITIES:
Repayments on seller notes	(113)	(633)
Borrowings from MidCap credit facilities	36,176	44,386
Repayments for MidCap credit facilities	(37,025)	(48,976)
Insurance obligation payments	(611)	(498)
Insurance financing proceeds	706	—
Cash used in financing activities	(867)	(5,721)
Foreign currency effect on cash and restricted cash	350	313
Net change in cash and restricted cash for the period	(10,416)	(3,476)
Cash and restricted cash at beginning of year	19,143	22,195
Cash and restricted cash at end of period	$8,727	$18,719
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	7,588	16,071
Restricted cash—Prepaid and other current assets	1,009	2,519
Restricted cash—Other non-current assets	130	129
TOTAL CASH AND RESTRICTED CASH	$8,727	$18,719

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$728	$966
Cash paid for taxes	$50	$151
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$—	$620
Non-cash minority equity investment	$—	$50

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2025 and 2024 (Unaudited)

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

Liquidity and Going Concern

We are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitability, our investment in incremental growth through mergers & acquisitions, our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows in the near term. However, we anticipate improvements over time as we work toward achieving a sustainable scale of profitability. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we are focusing our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures, reduced consumer spending, and tariffs.

Our results have been impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports, specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates have materially raised our cost of goods sold and have placed pressure on our margins. While we are actively pursuing mitigation strategies—including supplier negotiations, selective price adjustments, potential geographic diversification of sourcing and fixed cost reductions—there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification ("ASC") 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the nine months ended September 30, 2025, we incurred a net loss of $11.0 million and used net cash flows from operations of $9.9 million. In addition, as of September 30, 2025, we had unrestricted cash of $7.6 million available to fund our operations and an accumulated deficit of $722.7 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility and Warrants). We were in compliance with these financial covenants as of September 30, 2025, and expect to remain in compliance through at least December 31, 2026. However, if our mitigation strategies to address the impact of tariffs are unsuccessful, we can provide no assurances that we will remain in compliance with our financial covenants. On August 29, 2025, the Company entered into Amendment No. 4 to its existing Credit and Security Agreement with MidCap. The amendment (i) reduces the Minimum Credit Party Liquidity covenant to $5.0 million during a temporary “Minimum Liquidity Covenant Reduction Period,” (ii) provides that the covenant will increase to $6.8 million upon delivery of a Liquidity Certificate evidencing liquidity at or above that level, and (iii) establishes an Availability Reserve of $2.8 million during the reduction period and $1.0 million thereafter. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• On May 14, 2025, the Company announced a fixed cost reduction plan, which included a workforce reduction affecting approximately 20 employees. The Company has substantially completed this reduction as of the quarter ended September 30, 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.8 million, of which $1.0 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the nine months ended September 30, 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  September 30, 2025 and the results of its operations and its cash flows for the periods ended September 30, 2025 and 2024. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2025 and 2024 are also unaudited. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the year ending December 31, 2025, any other interim periods or any future year or period.

The Condensed Consolidated Balance Sheet as of December 31, 2024, presented herein, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. These unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the SEC on March 25, 2025 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the nine months ended September 30, 2025, other than with respect to the new accounting pronouncements adopted as described in Note 2, Recent Accounting Pronouncements.

The accompanying unaudited Interim Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Condensed Consolidated financial statements of the Company as of September 30, 2025 and for the three and nine months then ended.

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

Restricted Cash—As of September 30, 2025, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Noncurrent Assets” on the Condensed Consolidated Balance Sheets and $1.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

As of December 31, 2024, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets and $1.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

Inventory and Cost of Goods Sold—The Company’s inventory consists almost entirely of finished goods. The Company currently records inventory on its balance sheet on a first-in first-out basis, or net realizable value, if it is below the Company’s recorded cost. The Company’s costs include the amounts it pays manufacturers for product, tariffs and duties associated with transporting product across national borders, and freight costs associated with transporting the product from its manufacturers to its warehouses, as applicable. The valuation of our inventory requires us to make judgments, based on available information such as historical data, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. Changes to the relevant assumptions and projections would impact our consolidated financial results in periods subsequent to recording these estimates. If we anticipate a change in assumptions such as future demand or market conditions to be less favorable than our previous estimates, additional inventory write-downs may be required. Conversely, if we are able to sell inventories that had been written down to a level below the ultimate realized selling price in a previous period, sales would be recorded with a lower or no offsetting charge to cost of goods sold.

The “Cost of goods sold” line item in the Condensed Consolidated Statements of Operations consists of the book value of inventory sold to customers during the reporting period. When circumstances dictate that the Company use net realizable value as the basis for recording inventory, it bases its estimates on expected future selling prices less expected disposal costs.

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of September 30, 2025, the Company did not have an allowance for credit losses. As of  December 31, 2024, the Company had an allowance for credit losses of $0.1 million.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million at September 30, 2025 and $0.3 million at December 31, 2024, which is included in accrued and other current liabilities on the Condensed Consolidated Balance Sheets and represents the expected value of the refund that will be due to its customers.

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

Net Revenue by Category. The following tables set forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	Three Months Ended September 30, 2025
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$17,152	$617	$17,769
Other	1,252	—	1,252
Total net revenue	$18,404	$617	$19,021

	Three Months Ended September 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$24,243	$539	$24,782
Other	1,457	—	1,457
Total net revenue	$25,700	$539	$26,239

	Nine Months Ended September 30, 2025
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$47,320	$2,640	$49,960
Other	3,883	—	3,883
Total net revenue	$51,203	$2,640	$53,843

	Nine Months Ended September 30, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$69,264	$839	$70,103
Other	4,335	—	4,335
Total net revenue	$73,599	$839	$74,438

Net Revenue by Product Categories. The following tables set forth the Company’s net revenue disaggregated by product categories for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$5,708	$8,276
Kitchen appliances	1,875	2,777
Health and beauty	2,988	2,814
Cookware, kitchen tools and gadgets	328	1,398
Home office	1,435	1,971
Housewares	3,774	5,700
Essential oils and related accessories	2,909	3,294
Other	4	9
Total net revenue	$19,021	$26,239

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$11,883	$21,876
Kitchen appliances	6,955	6,809
Health and beauty	7,940	9,558
Cookware, kitchen tools and gadgets	1,649	4,088
Home office	4,709	6,312
Housewares	11,621	15,632
Essential oils and related accessories	9,073	9,737
Other	13	426
Total net revenue	$53,843	$74,438

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

These fair value measurements require significant judgements using Level 3 inputs, such as discounted projected future cash flows, which are not observable from the market, directly or indirectly. There is uncertainty in the projected future cash flows used in the Company’s impairment analysis, which requires the use of estimates and assumptions. If actual performance does not achieve the projections, or if the assumptions used in the analysis change in the future, the Company may be required to recognize additional impairment charges in future periods. Key assumptions in the impairment models included a discount and royalty rate. The Company believes our procedures for determining fair value are reasonable and consistent with current market conditions as of September 30, 2025.

There were no triggering events to test intangibles for impairment loss during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the implementation of new tariffs raised concerns about potential negative effects on the Company’s revenue and profitability. As a result, the Company identified a triggering event and performed a recoverability test for the relevant asset groups. Based on this assessment, the Company concluded that the undiscounted future cash flows expected to be generated from these asset groups exceeded their carrying amounts. Accordingly, no impairment was recognized as of September 30, 2025.

There were no triggering events to test intangibles for impairment loss during the three and nine months ended September 30, 2024.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. At September 30, 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at September 30, 2025 and December 31, 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

The fair value of the stock purchase warrants issued in connection with the Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes-Merton model. Inputs used to determine the estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the stock purchase warrants should be classified as liabilities with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

The following tables summarize the fair value of the Company’s financial assets that are measured at fair value as of September 30, 2025 and  December 31, 2024 (in thousands):

	September 30, 2025
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liabilities	—	—	$1

	December 31, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities
Fair value of warrant liabilities	—	—	$109

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the nine months ended September 30, 2025 and  September 30, 2024 is as follows (in thousands):

September 30, 2025
Warrants liabilities as of January 1, 2025	$109
Change in fair value of warrants	(108)
Warrants liabilities as of September 30, 2025	$1

September 30, 2024
Warrants liabilities as of January 1, 2024	$1,033
Change in fair value of warrants	(730)
Warrants liabilities as of September 30, 2024	$303

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

3.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Trade accounts receivable	$2,464	$3,929
Allowance for credit losses	—	(147)
Accounts receivable, net	$2,464	$3,782

4.	INVENTORY

Inventory consisted of the following as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Inventory on-hand	$16,648	$12,484
Inventory in-transit	509	1,265
Inventory	$17,157	$13,749

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $6.4 million and $3.5 million as of September 30, 2025 and  December 31, 2024, respectively.

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of  September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Prepaid inventory	$1,037	$904
Restricted cash	1,009	1,015
Prepaid software	299	456
Prepaid insurance	537	528
Prepaid freight forwarder	326	145
Other	10	142
Prepaid and current assets	$3,218	$3,190

6.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following as of  September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Accrued compensation costs	$16	$2,500
Accrued restructuring costs	782	—
Accrued professional fees and consultants	152	235
Accrued logistics costs	155	98
Product related accruals	234	312
Sales tax payable	768	989
Sales return reserve	200	290
Accrued fulfillment expense	341	499
Accrued insurance	—	36
Accrued insurance premium financing	417	305
Federal payroll taxes payable	453	1,063
Accrued interest payable	50	81
Warrant liabilities	1	109
All other accruals	2,548	2,287
Accrued and current liabilities	$6,117	$8,804

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

On August 29, 2025 (the “Fourth Amendment Effective Date”) the Company entered into Amendment No. 4 to that certain Credit and Security Agreement, dated as of December 22, 2021 (as amended from time to time, the “Credit Agreement”) by and among the Company, certain of its subsidiaries thereto, the lenders thereto (the “Lenders”) and Midcap Funding IV Trust, as administrative agent. Capitalized terms used in this section and not otherwise defined shall have the meanings assigned in the Credit Agreement. Material changes contained in Amendment No. 4 include a reduction to the Minimum Credit Party Liquidity covenant to $5.0 million, upon the Company’s delivery of a Liquidity Certificate evidencing liquidity of at least $6.8 million, the Minimum Liquidity Covenant Reduction Period will terminate and the covenant will increase to $6.8 million thereafter, and an Availability Reserve of $2.8 million during the Minimum Liquidity Covenant Reduction Period and $1.0 million thereafter.

The Company is in compliance with the financial covenants contained within the Credit Agreement as of September 30, 2025. As of  May 2, 2025, the Company has temporarily suspended its share repurchase program.

The Company’s credit facility consisted of the following as of  September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
MidCap Credit Facility	$6,480	$7,252
Less: deferred debt issuance costs	(168)	(192)
Less: discount associated with issuance of warrants	(69)	(112)
Total MidCap Credit Facility	$6,243	$6,948

Interest Expense, Net

Interest expense, net consisted of the following for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense	$275	$272	$749	$961
Interest income	(16)	(83)	(93)	(220)
Total interest expense, net	$259	$189	$656	$741

Securities Purchase Agreement and Warrants

In March 2022, the Company raised approximately $27.5 million through a private placement involving common stock and accompanying stock purchase warrants. The 590,637 common stock warrants issued in the transaction were classified as liabilities with subsequent remeasurement each quarter. As of September 30, 2025, these warrants remain outstanding and are recorded as a $1 thousand liability on the Company’s Condensed Consolidated Balance Sheet.

8.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., (the “Board”) a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of September 30, 2025, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Board adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of September 30, 2025, 647,527 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of September 30, 2025, 193,476 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the nine months ended September 30, 2025:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2025	13,051	$109.62	4.00
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	—	$—	—
Balance—September 30, 2025	13,051	$109.62	3.25
Exercisable as of September 30, 2025	13,051	$109.62	3.25
Vested and expected to vest as of September 30, 2025	13,051	$109.62	3.25

As of September 30, 2025, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the nine months ended September 30, 2025 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2025	1,310,989	$3.43
Granted	1,618,653	$1.43
Vested	(831,893)	$3.10
Forfeited	(161,559)	$3.00
Nonvested at September 30, 2025	1,936,190	$1.94

As of September 30, 2025, the total unrecognized compensation expense related to unvested shares of restricted common stock was $2.7 million, which the Company expects to recognize over an estimated weighted-average period of 1.56 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants, for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales and distribution expenses	$48	$457	$365	$1,702
General and administrative expenses	683	1,349	1,271	4,692
Total stock-based compensation expense	$731	$1,806	$1,636	$6,394

9.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(2,281)	$(1,773)	$(11,037)	$(10,564)
Weighted-average number of shares used in computing net loss per share, basic and diluted	8,207,318	7,166,612	7,781,132	6,977,262
Net loss per share, basic and diluted	$(0.28)	$(0.25)	$(1.42)	$(1.51)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	3,074,825	1,930,507	2,032,795	2,066,484

10.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of September 30, 2025 and December 31, 2024, the Company estimates that the potential liability, including current sales tax payable is approximately $0.8 million and $1.0 million, which has been recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

Product Remediation Costs—During the three months ended September 30, 2025, the Company accrued approximately $0.4 million for estimated costs associated with addressing a product performance matter involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Condensed Consolidated Statement of Operations.

11.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of September 30, 2025 and December 31, 2024 (in thousands):

	January 1, 2025	Nine Months Ended September 30, 2025		September 30, 2025	September 30, 2025
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$—	$(15,902)	$5,383
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(2,518)	3,182
Software	38	—	—	(19)	19
Other	700	—	—	(700)	—
Total intangibles	$27,746	$—	$—	$(19,162)	$8,584

	January 1, 2024	Year-Ended December 31, 2024		December 31, 2024	December 31, 2024
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	$—	$—	$(15,166)	$6,119
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(2,090)	3,610
Software	—	38	—	(10)	28
Other	700	—	—	(700)	—
Total intangibles	$27,708	$38	$—	$(17,989)	$9,757

  The following table sets forth the estimated aggregate amortization of the Company’s intangible assets for the next five years and thereafter (in thousands):

Remainder of 2025	$391
2026	1,564
2027	1,554
2028	1,551
2029	1,551
2030	1,529
Thereafter	444
Total	$8,584

12.	RESTRUCTURING

On May 14, 2025, the Company announced a fixed cost reduction plan, which included a workforce reduction affecting approximately 20 employees. The Company has substantially completed this reduction as of the quarter ended September 30, 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.8 million, of which $1.0 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the nine months ended September 30, 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

The following tables provide a summary of the restructuring costs incurred:

	Three Months Ended	Three Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)	(in thousands)
Employee severance	$49	$(9)
Other restructuring costs(1)	—	(1)
Total restructuring costs	$49	$(10)

	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024
	(in thousands)	(in thousands)
Employee severance	$1,844	$674
Other restructuring costs(1)	—	(109)
Total restructuring costs	$1,844	$565

(1) Includes reversal of costs associated with a contract settlement during the three and nine months ended September 30, 2024.

The following table provides a summary of the Company's total restructuring reserve:

Employee Severance
(in thousands)
Balance – December 31, 2024	$—
Charges	1,844
Usage-cash	(1,061)
Usage-non-cash	(1)
Balance – September 30, 2025	$782

As of September 30, 2025, the Company had a liability of $0.8 million for restructuring costs, which was included in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

As of December 31, 2024, the Company did not have a liability for restructuring costs.

The Company will continue to assess the restructuring plan's progress and provide updates as required in future financial statements if there are material changes to the initial estimates or additional significant restructuring activities.

13.	SEGMENT INFORMATION

Aterian, Inc. is a consumer products company that predominantly operates through online retail channels such as Amazon, Walmart, and Target and its own direct to consumer websites. The Company operates its owned brands, which were either incubated or purchased, selling products in multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products and essential oils. The Company has determined that it has one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of goods sold, variable sales costs, and other vendor and payroll expenses.

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Net revenue	$19,021	$26,239
Less:
Cost of Goods Sold	8,350	10,411
Variable sales costs (1)	8,139	11,364
Other vendor and payroll expenses	3,438	3,967
Depreciation and amortization	406	421
Stock-based compensation expense	731	1,806
Other segment items(2)	238	43
Net loss	$(2,281)	$(1,773)

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net revenue	$53,843	$74,438
Less:
Cost of Goods Sold	23,182	28,550
Variable sales costs (1)	24,561	33,709
Other vendor and payroll expenses	13,490	14,718
Depreciation and amortization	1,218	1,279
Stock-based compensation expense	1,636	6,394
Other segment items(2)	793	352
Net loss	$(11,037)	$(10,564)

(1) Variable sales costs primarily include e-commerce platform commissions, online advertising, and selling and logistics expenses.

(2) Other segment items primarily include income taxes, interest expense, other (income) expense, and the change in fair value of warrant liabilities.

The CODM does not use total assets as a financial metric when making key operating decisions.

14.	SUBSEQUENT EVENTS

[Open]

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2025. As discussed in the section titled “Special Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Special Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

During 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. As a result of these tariffs, we experienced an increase in our cost of goods sold during the nine months ended September 30, 2025. In response, we implemented targeted price increases across affected product categories to partially offset the higher input costs. These pricing actions, however, contributed to a decline in unit volumes as consumer demand responded to the higher retail prices. We are monitoring the situation closely and are proactively evaluating strategies to mitigate the impact on our supply chain and margins. These efforts include exploring alternative sourcing outside of China, working with our suppliers to manage cost increases, and implementing price increases.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table sets forth the components of our results of operations:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Net revenue	$19,021	$26,239	$(7,218)	(27.5)%
Cost of goods sold	8,350	10,411	(2,061)	(19.8)%
Gross profit	10,671	15,828	(5,157)	(32.6)%
Operating expenses:
Sales and distribution(1)	9,835	13,912	(4,077)	(29.3)%
General and administrative(1)	2,879	3,646	(767)	(21.0)%
Total operating expenses	12,714	17,558	(4,844)	(27.6)%
Operating loss	(2,043)	(1,730)	(313)	(18.1)%
Interest expense, net	259	189	70	37.0%
Change in fair value of warrant liabilities	(18)	(161)	143	88.8%
Other (income) expense, net	(22)	225	(247)	>(100)%
Loss before income taxes	(2,262)	(1,983)	(279)	(14.1)%
Provision (benefit) for income taxes	19	(210)	229	>100%
Net loss	$(2,281)	$(1,773)	$(508)	(28.7)%

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$48	$457	$(409)	(89.5)%
General and administrative expenses	683	1,349	(666)	(49.4)%
Total stock-based compensation expense	$731	$1,806	$(1,075)	(59.5)%

Stock-based compensation expense for the three months ended September 30, 2025 decreased compared to the prior year period. The decrease was primarily due to forfeitures for employees terminated as part of the May 2025 restructuring. As a result, the current quarter reflects a net reduction in expense due to these forfeitures, with a portion of the related expense being deferred to future periods.

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Three Months Ended September 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of goods sold	43.9	39.7
Gross profit	56.1	60.3
Operating expenses:
Sales and distribution	51.7	53.0
General and administrative	15.1	13.9
Total operating expenses	66.8	66.9
Operating loss	(10.7)	(6.6)
Interest expense, net	1.4	0.7
Change in fair value of warrant liabilities	(0.1)	(0.6)
Other (income) expense, net	(0.1)	0.9
Loss before income taxes	(11.9)	(7.6)
Provision (benefit) for income taxes	0.1	(0.8)
Net loss	(12.0)%	(6.8)%

Net Revenue

Revenue by Product Categories:

The following tables set forth our net revenue disaggregated by product categories:

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Direct	$18,404	$25,700	$(7,296)	(28.4)%
Wholesale	617	539	78	14.5%
Net revenue	$19,021	$26,239	$(7,218)	(27.5)%

Net revenue decreased $7.2 million, or 27.5%, during the three months ended September 30, 2025 to $19.0 million, compared to $26.2 million for the three months ended September 30, 2024. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $7.3 million, or 28.4%, as the newly implemented tariffs increased our cost of goods sold, prompting us to raise prices to mitigate the impact. These pricing actions, combined with the broader challenging macroeconomic environment, led to a reduction in unit volume as consumer demand softened at elevated price levels.

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$5,708	$8,276
Kitchen appliances	1,875	2,777
Health and beauty	2,988	2,814
Cookware, kitchen tools and gadgets	328	1,398
Home office	1,435	1,971
Housewares	3,774	5,700
Essential oils and related accessories	2,909	3,294
Other	4	9
Total net revenue	$19,021	$26,239

With the exception of Health and beauty products, every category of business had a reduction in sales compared to the prior year primarily relating to softness in consumer demand due to the macroeconomic environment and higher sales prices implemented in response to tariffs, which led to a slowdown in unit volume. The increase in Health and beauty products is driven in part by the timing of customer purchases and inventory replenishment, which accelerated certain orders into the current quarter.

Cost of Goods Sold and Gross Profit

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$8,350	$10,411	$(2,061)	(19.8)%
Gross profit	$10,671	$15,828	$(5,157)	(32.6)%

Cost of goods sold decreased $2.1 million, or 19.8%, during the three months ended September 30, 2025 to $8.3 million, compared to $10.4 million for the three months ended September 30, 2024, primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $2.2 million in cost of goods sold from our direct businesses, partially offset by an increase of $0.1 million in cost of goods sold from our wholesale businesses.

Gross profit decreased to 56.1% for the three months ended September 30, 2025 from 60.3% for the three months ended September 30, 2024. The decrease in gross profit was due primarily to product mix, as well as higher cost of goods sold resulting from the impact of newly implemented tariffs, partially offset by the benefit of price increases taken to mitigate these costs. During the three months ended September 30, 2025, the Company accrued approximately $0.4 million for estimated costs associated with addressing a product performance matter involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Condensed

Consolidated Statement of Operations.

Sales and Distribution Expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$9,835	$13,912	$(4,077)	(29.3)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $9.8 million for the three months ended September 30, 2025, from $13.9 million for the three months ended September 30, 2024. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended September 30, 2025, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $8.1 million in the three months ended September 30, 2025 as compared to $11.4 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $1.7 million for the three months ended September 30, 2025, from $2.5 million for the three months ended September 30, 2024. This decrease is primarily attributable to lower stock-compensation expense of $0.4 million, lower headcount expense of $0.2 million, and lower miscellaneous office expense of $0.2 million.

As a percentage of net revenue, sales and distribution expenses decreased to 51.7% for the three months ended September 30, 2025, from 53.0% for the three months ended September 30, 2024. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 42.8% for the three months ended September 30, 2025 as compared to 43.3% for the three months ended September 30, 2024. This decrease in sales and distribution expenses as a percentage of revenue is primarily due to product mix and a decrease in logistics costs.

General and Administrative Expenses

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$2,879	$3,646	$(767)	(21.0)%

The decrease in general and administrative expenses was primarily the result of a decrease of $0.7 million in stock-compensation expense, and a decrease of $0.3 million in headcount expense, partially offset by an increase of $0.2 million in professional fees.

Interest expense, net

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$259	$189	$70	37.0%

The increase in interest expense, net of $0.1 million is primarily relating to a decrease in interest income of $67 thousand compared to the prior period.

Change in fair market value of warrant liabilities

	Three Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(18)	$(161)	$143	88.8%

The 2025 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the three months ending September 30, 2025 primarily relates to the reduced share price compared to the prior period.

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table sets forth the components of our results of operations:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Net revenue	$53,843	$74,438	$(20,595)	(27.7)%
Cost of goods sold	23,182	28,550	(5,368)	(18.8)%
Gross profit	30,661	45,888	(15,227)	(33.2)%
Operating expenses:
Sales and distribution(1)	31,853	42,288	(10,435)	(24.7)%
General and administrative(1)	9,052	13,812	(4,760)	(34.5)%
Total operating expenses	40,905	56,100	(15,195)	(27.1)%
Operating loss	(10,244)	(10,212)	(32)	(0.3)%
Interest expense, net	656	741	(85)	(11.5)%
Change in fair value of warrant liabilities	(108)	(730)	622	85.2%
Other expense, net	195	275	(80)	(29.1)%
Loss before income taxes	(10,987)	(10,498)	(489)	(4.7)%
Provision for income taxes	50	66	(16)	(24.2)%
Net loss	$(11,037)	$(10,564)	$(473)	(4.5)%

(1)	Amounts include stock-based compensation expense as follows:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$365	$1,702	$(1,337)	(78.6)%
General and administrative expenses	1,271	4,692	(3,421)	(72.9)%
Total stock-based compensation expense	$1,636	$6,394	$(4,758)	(74.4)%

Stock-based compensation expense for the nine months ended September 30, 2025 decreased compared to the prior year period. The decrease was primarily due to adjustments during the three months ended June 30, 2025 to previously accrued bonus-related stock compensation. These accruals, originally recorded during the year-ended December 31, 2024 based on expected equity settlement, were reversed in the current period due to changes in settlement approach and timing of vesting. In addition, the current period included a reversal of expense related to forfeitures for employees terminated as part of the May 2025 restructuring. As a result, the current period reflects a net reduction in expense due to these reversals, with a portion of the related expense being deferred to future periods.

The following table sets forth the components of our results of operations as a percentage of net revenue:

	Nine Months Ended September 30,
	2025	2024
Net revenue	100.0%	100.0%
Cost of goods sold	43.1	38.4
Gross profit	56.9	61.6
Operating expenses:
Sales and distribution	59.2	56.8
General and administrative	16.8	18.6
Total operating expenses	76.0	75.4
Operating loss	(19.1)	(13.8)
Interest expense, net	1.2	1.0
Change in fair value of warrant liabilities	(0.2)	(1.0)
Other expense, net	0.3	0.3
Loss before income taxes	(20.4)	(14.1)
Provision for income taxes	0.1	0.1
Net loss	(20.5)%	(14.2)%

Net Revenue

Revenue by Product Categories:

The following tables set forth our net revenue disaggregated by product categories:

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Direct	$51,203	$73,599	$(22,396)	(30.4)%
Wholesale	2,640	839	1,801	>100%
Net revenue	$53,843	$74,438	$(20,595)	(27.7)%

Net revenue decreased $20.6 million, or 27.7%, during the nine months ended September 30, 2025 to $53.8 million, compared to $74.4 million for the nine months ended September 30, 2024. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $22.4 million, or 30.4%, related to the newly implemented tariffs which increased our cost of goods sold, prompting us to raise prices to mitigate the impact. These pricing actions, combined with the broader challenging macroeconomic environment, led to a reduction in unit volume as consumer demand softened at elevated price levels. In addition, changes to Amazon's marketing affiliate program reduced traffic and conversions on certain products.

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$11,883	$21,876
Kitchen appliances	6,955	6,809
Health and beauty	7,940	9,558
Cookware, kitchen tools and gadgets	1,649	4,088
Home office	4,709	6,312
Housewares	11,621	15,632
Essential oils and related accessories	9,073	9,737
Other	13	426
Total net revenue	$53,843	$74,438

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

Cost of Goods Sold and Gross Profit

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$23,182	$28,550	$(5,368)	(18.8)%
Gross profit	$30,661	$45,888	$(15,227)	(33.2)%

Cost of goods sold decreased $5.4 million, or 18.8%, during the nine months ended September 30, 2025 to $23.2 million, compared to $28.6 million for the nine months ended September 30, 2024, primarily from reduced sales volumes. The decrease in cost of goods sold was primarily attributable to a decrease of $7.4 million in cost of goods sold from our direct businesses, partially offset by an increase of $2.0 million in cost of goods sold from our wholesale businesses.

Gross profit decreased to 56.9% for the nine months ended September 30, 2025 from 61.6% for the nine months ended September 30, 2024. The decrease in gross profit was due primarily to product mix, as well as higher cost of goods sold resulting from the impact of newly implemented tariffs, partially offset by the benefit of price increases taken to mitigate these costs. During the three months ended September 30, 2025, the Company accrued approximately $0.4 million for estimated costs associated with addressing a product performance matter involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Condensed

Consolidated Statement of Operations.

Sales and Distribution Expenses

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$31,853	$42,288	$(10,435)	(24.7)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $31.9 million for the nine months ended September 30, 2025, from $42.3 million for the nine months ended September 30, 2024. This decrease is primarily attributable to the decrease in the volume of products sold in the nine months ended September 30, 2025, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $24.6 million in the nine months ended September 30, 2025 as compared to $33.7 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $7.3 million for the nine months ended September 30, 2025, from $8.6 million for the nine months ended September 30, 2024. This decrease is primarily attributable to lower stock-compensation expense of $1.3 million, lower headcount expense of $0.5 million, and lower miscellaneous expenses of $0.3 million, partially offset by higher restructuring costs of $0.8 million.

As a percentage of net revenue, sales and distribution expenses increased to 59.2% for the nine months ended September 30, 2025, from 56.8% for the nine months ended September 30, 2024. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 45.6% for the nine months ended September 30, 2025 as compared to 45.3% for the nine months ended September 30, 2024. This increase in sales and distribution expenses as a percentage of revenue is primarily due to product mix and an increase in marketing costs.

General and Administrative Expenses

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$9,052	$13,812	$(4,760)	(34.5)%

The decrease in general and administrative expenses was primarily the result of a decrease of $3.4 million in stock-compensation expense, a decrease of $1.1 million in headcount expense, and a decrease of $0.7 million in other miscellaneous costs, partially offset by an increase of $0.5 million in restructuring costs.

Interest expense, net

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$656	$741	$(85)	(11.5)%

The decrease in interest expense, net of $0.1 million is primarily relating to a decrease in interest expense of $0.2 million due to lower average borrowings and a decrease in interest income of $0.1 million compared to the prior period.

Change in fair market value of warrant liabilities

	Nine Months Ended September 30,		Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$(108)	$(730)	$622	85.2%

The 2025 and 2024 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the nine months ending September 30, 2025 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table provides information regarding our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Cash (used in) provided by operating activities	$(9,853)	$2,174
Cash used in investing activities	(46)	(242)
Cash used in financing activities	(867)	(5,721)
Effect of exchange rate on cash	350	313
Net change in cash and restricted cash for the period	$(10,416)	$(3,476)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $9.9 million for the nine months ended September 30, 2025, primarily driven by net cash losses from operations of $7.9 million and a $2.0 million outflow from changes in working capital, mainly related to changes in accounts receivable, purchases of inventory, and payments of accounts payable. The $4.0 million outflow related to inventory purchases was primarily due to lower-than-expected sell-through of our air quality products during the summer season and an intentional build-up of certain products to mitigate the impact of higher tariffs.

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

Net Cash Used in Investing Activities

For the nine months ended September 30, 2025, net cash used in investing activities was $46 thousand, primarily related to the purchase of fixed assets during the nine months ended September 30, 2025.

For the nine months ended September 30, 2024, net cash used in investing activities was $0.2 million primarily related to the purchase of a minority equity investment in 4th and Heart during the nine months ended September 30, 2024.

Net Cash Used in Financing Activities

For the nine months ended September 30, 2025, net cash used in financing activities of $0.9 million was primarily from the net repayments for our MidCap credit facility of $0.9 million and repayment of notes payable of $0.1 million, partially offset by net proceeds from insurance financing of $0.1 million.

For the nine months ended September 30, 2024, net cash used in financing activities of $5.7 million primarily from the net repayments for our MidCap credit facility of $4.6 million, repayment of notes payable of $0.6 million and payment of insurance obligations of $0.5 million

Liquidity and Going Concern

As a company in the early commercialization stage of its lifecycle, we are subject to inherent risks and uncertainties associated with the development of our enterprise. In this regard, substantially all of our efforts to date have been devoted to the development and sale of our products in the marketplace, which includes our investment in organic growth at the expense of short-term profitability, our investment in incremental growth through mergers & acquisitions (“M&A strategy”), our recruitment of management and technical staff, and raising capital to fund the development of our enterprise. As a result of these efforts, we have incurred significant losses and negative cash flows from operations since our inception and expect to continue to incur such losses, at a reduced level, and negative cash flows in the near term. However, we anticipate improvements over time as we work toward achieving a sustainable scale of profitability. We have also experienced declining revenues due to macroeconomic factors, including increased interest rates and reduced consumer discretionary spending, and other factors, and we intend to focus our efforts on a more limited number of products. In addition, our recent financial performance has been adversely impacted by inflationary pressures, reduced consumer spending, and tariffs.

Our results have been impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports, specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates have materially raised our cost of goods sold and have placed pressure on our margins. While we are actively pursuing mitigation strategies—including supplier negotiations, selective price adjustments, potential geographic diversification of sourcing and fixed cost reductions—there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Condensed Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

• Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the nine months ended September 30, 2025, we incurred a net loss of $11.0 million and used net cash flows from operations of $9.9 million. In addition, as of September 30, 2025, we had unrestricted cash of $7.6 million available to fund our operations and an accumulated deficit of $722.7 million.

• We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 7, Credit Facility and Warrants). We were in compliance with these financial covenants as of September 30, 2025, and expect to remain in compliance through at least December 31, 2026. However, if our mitigation strategies to address the impact of tariffs are unsuccessful, we can provide no assurances that we will remain in compliance with our financial covenants. On August 29, 2025, the Company entered into Amendment No. 4 to its existing Credit and Security Agreement with MidCap. The amendment (i) reduces the Minimum Credit Party Liquidity covenant to $5.0 million during a temporary “Minimum Liquidity Covenant Reduction Period,” (ii) provides that the covenant will increase to $6.8 million upon delivery of a Liquidity Certificate evidencing liquidity at or above that level, and (iii) establishes an Availability Reserve of $2.8 million during the reduction period and $1.0 million thereafter. Further, absent of our ability to generate cash inflows from our operations or secure additional outside capital, we will be unable to remain in compliance with these financial covenants. In the event we are unable to remain in compliance with these financial covenants (or other non-financial covenants required by the MidCap Credit Facility), and we are unable to secure a waiver or forbearance, MidCap may, at its discretion, exercise any and all of its existing rights and remedies, which may include, among others, accelerating repayment of the outstanding borrowings and/or asserting its rights in the assets securing the loan.

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

• On May 14, 2025, the Company announced a fixed cost reduction plan, which included a workforce reduction affecting approximately 20 employees. The Company has substantially completed this reduction as of the quarter ended September 30, 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.8 million, of which $1.0 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the nine months ended September 30, 2025. Severance payments are expected to be made through the second quarter of 2026. Combined with other vendor-related cost reductions, the plan is expected to generate annualized savings of approximately $5 to $6 million.

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

On August 29, 2025 (the “Fourth Amendment Effective Date”) the Company entered into Amendment No. 4 to that certain Credit and Security Agreement, dated as of December 22, 2021 (as amended from time to time, the “Credit Agreement”) by and among the Company, certain of its subsidiaries thereto, the lenders thereto (the “Lenders”) and Midcap Funding IV Trust, as administrative agent. Capitalized terms used in this section and not otherwise defined shall have the meanings assigned in the Credit Agreement. Material changes contained in Amendment No. 4 include a reduction to the Minimum Credit Party Liquidity covenant to $5.0 million, upon the Company’s delivery of a Liquidity Certificate evidencing liquidity of at least $6.8 million, the Minimum Liquidity Covenant Reduction Period will terminate and the covenant will increase to $6.8 million thereafter, and an Availability Reserve of $2.8 million during the Minimum Liquidity Covenant Reduction Period and $1.0 million thereafter.

The outstanding balance on the MidCap credit facility as of September 30, 2025 and December 31, 2024 was $6.2 million and $6.9 million, respectively. The Company had no availability on the Midcap credit facility as of September 30, 2025. We are in compliance with the financial covenants contained within the Credit Agreement as of September 30, 2025.

Share Repurchase—On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will have a term of 24 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. As of May 2, 2025, the Company has temporarily suspended its share repurchase program.

Trade Policy—During 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. While the ultimate implications of the tariffs remain unclear, they could materially increase our import costs and potentially lead to higher prices that reduce consumer demand. We are monitoring the situation closely and are proactively evaluating strategies to mitigate the impact on our supply chain and margins. These efforts include exploring alternative sourcing outside of China, working with our suppliers to manage cost increases, and implementing price increases.  These actions that we take may not fully offset the impact of tariffs and, as a result, our revenues, gross margins and overall financial performance may be materially impacted.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net provision (benefit) for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, product remediation costs, changes in fair-market value of warrant liabilities, restructuring expenses, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

• changes in fair value of  warrant liabilities.

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Gross Profit	$10,671	$15,828	$30,661	$45,888
Less:
Product remediation costs(1)	425	—	425	—
E-commerce platform commissions, online advertising, selling and logistics expenses	(8,139)	(11,364)	(24,561)	(33,709)
Contribution margin	$2,957	$4,464	$6,525	$12,179
Gross Profit as a percentage of net revenue	56.1%	60.3%	56.9%	61.6%
Contribution margin as a percentage of net revenue	15.5%	17.0%	12.1%	16.4%

(1) During the three months ended September 30, 2025, the Company accrued approximately $0.4 million for estimated costs associated with addressing a product performance matter involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Condensed Consolidated Statement of Operations.

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except percentages)
Net loss	$(2,281)	$(1,773)	$(11,037)	$(10,564)
Add:
Provision (benefit) for income taxes	19	(210)	50	66
Interest expense, net	259	189	656	741
Depreciation and amortization	406	421	1,218	1,279
EBITDA	(1,597)	(1,373)	(9,113)	(8,478)
Other (income) expense, net	(22)	225	195	275
Change in fair market value of warrant liabilities	(18)	(161)	(108)	(730)
Restructuring expense(1)	49	(10)	1,844	565
Product remediation costs(2)	425	—	425	—
Stock-based compensation expense	731	1,806	1,636	6,394
Adjusted EBITDA	$(432)	$487	$(5,121)	$(1,974)
Net loss as a percentage of net revenue	(12.0)%	(6.8)%	(20.5)%	(14.2)%
Adjusted EBITDA as a percentage of net revenue	(2.3)%	1.9%	(9.5)%	(2.7)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the three and nine months ended September 30, 2025 and 2024.
(2)	During the three months ended September 30, 2025, the Company accrued approximately $0.4 million for estimated costs associated with addressing a product performance matter involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Condensed Consolidated Statement of Operations.

Critical Accounting Policies and Use of Estimates

As discussed in our Form 10-K for the fiscal year ended December 31, 2024, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of intangible assets; impairment of long-lived assets; and income taxes (including uncertain tax positions). There have been no significant changes to the Company’s accounting policies subsequent to December 31, 2024.

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

There were no triggering events to test intangibles for impairment loss during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the implementation of new tariffs raised concerns about potential negative effects on the Company’s revenue and profitability. As a result, the Company identified a triggering event and performed a recoverability test for the relevant asset groups. Based on this assessment, the Company concluded that the undiscounted future cash flows expected to be generated from these asset groups exceeded their carrying amounts. Accordingly, no impairment was recognized as of September 30, 2025.

There were no triggering events to test intangibles for impairment loss during the three and nine months ended September 30, 2024.

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

Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced significant after-tax losses for the three and nine months ended September 30, 2025 and 2024. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, research and development, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital in order to sustain our business. Despite the fact that we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

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

The Company’s use of artificial intelligence technologies may not achieve intended results and could expose us to operational, competitive, regulatory, and reputational risks that may adversely affect our business, financial condition, and results of operations.

Artificial intelligence (“AI”) is an emerging area of technology that may increasingly influence aspects of e-commerce and digital operations. While AI has the potential to improve efficiency, enhance customer experience, and streamline content creation, it also presents various uncertainties and potential risks. We have made limited use of Generative AI to date, primarily in customer service, software development and business intelligence, and may expand its use in the future. There can be no assurance that our AI initiatives will be successful or that they will not lead to unintended consequences.

The development, implementation, and oversight of AI technologies involve complexities and potential challenges. Errors, biases, or flaws in AI algorithms—whether developed internally or provided by third parties—could result in inaccurate responses to customers, poor user experiences, or inappropriate or misleading content. These issues could negatively impact our brand reputation, customer trust, and overall business performance.

Additionally, AI is an area of rapid technological advancement and evolving competition. Other e-commerce companies may adopt or develop more effective AI-based solutions, which could place us at a competitive disadvantage. Moreover, the legal and regulatory landscape surrounding AI continues to develop. Emerging laws or regulations could impose new compliance obligations, require changes to how we deploy or monitor AI, or result in unforeseen costs or operational disruptions.

We also rely in part on third-party vendors that integrate AI into the tools and services they provide to us. Because we may have limited visibility or control over these systems, any technical errors, data privacy issues, or regulatory noncompliance by such vendors could negatively affect our operations.

Any of these factors—whether related to internal AI use, reliance on third-party systems, competitive developments, or regulatory changes—could materially and adversely affect our business, financial condition, and results of operations.

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

On March 25, 2025, the Company amended the Credit Facility to add repurchases of the Company’s common stock of up to $1.5 million per year, consisting of up to $1.5 million in repurchases allowed during the period from March 25, 2025 through December 22, 2025, and up to an additional $1.5 million allowed during the period from December 23, 2025 through the maturity date, subject to certain liquidity and compliance conditions.

On August 29, 2025, the Company amended the Credit Facility to include a reduction to the Minimum Credit Party Liquidity covenant to $5.0 million. Upon the Company’s delivery of a Liquidity Certificate evidencing liquidity of at least $6.8 million, the Minimum Liquidity Covenant Reduction Period will terminate and the covenant will increase to $6.8 million thereafter, and an Availability Reserve of $2.8 million during the Minimum Liquidity Covenant Reduction Period and $1.0 million thereafter.

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

The U.S. government's significant tariff measures remain in effect, centered on a 10% baseline reciprocal tariff applied to many imports, in addition to country and product-specific rates. Regarding China, the 90-day truce that was set to expire on November 9, 2025, has been superseded by a new one-year agreement. Effective November 10, 2025, this new deal lowers the cumulative tariff rate on Chinese imports by 10 percentage points and extends the suspension of other heightened tariffs until November 10, 2026. A 10% reciprocal tariff remains in effect during this period, and certain Section 301 exclusions have also been extended. For Canada, the 35% tariff on goods not covered by the United States-Mexico-Canada Agreement (“USMCA”), effective August 1, 2025, has been further increased; an additional 10% tariff was announced on October 25, 2025, raising the rate on some non-USMCA goods to as high as 45%. The EU's negotiated 15% baseline tariff rate on its exports to the U.S. remains in place. However, this rate is not universal, as key sectors such as steel, aluminum, and copper from the EU and other countries continue to face much higher tariffs, in some cases at 50%.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b-5(1) Trading Plans. During the three months ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

ATERIAN, INC.

Date: November 13, 2025	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2025	By:	/s/ Joshua Feldman
Joshua Feldman
Chief Financial Officer (Principal Financial Officer)