Form 10-K
period 2025-12-31
Aterian, Inc.
filed 2026-03-23
CIK 1757715

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year-ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on the Nasdaq Capital Market on June 30, 2025 (the last trading day of the registrant’s second fiscal quarter of  2025), was approximately $13.4 million.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2026 was 10,823,802.

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

Strategic Alternatives

On December 8, 2025, we announced that our Board of Directors has authorized the initiation of a process to explore strategic alternatives to maximize shareholder value, which may include a sale of the company, a merger, or other strategic transactions. There can be no assurance that this process will result in any transaction or that any transaction, if pursued, will be on favorable terms. The Company has not established a timetable for completion of a transaction.

Business Segments

We operate as one operating segment. Our revenues are derived from the sale of consumer goods. See Note 18, Segment Information, in the accompanying notes to our consolidated financial statements for further detail.

Products

The Company sells a wide range of products across multiple categories, including home and kitchen appliances, kitchenware, air quality appliances, health and beauty products, and essential oils. These products are sold under the Company’s owned brands, which were either incubated or acquired.

Intellectual Property and Technology

We rely primarily on a combination of trademarks, employee and third-party nondisclosure agreements and licensing arrangements (including open-source software) to protect our intellectual property. We generally do not pursue patent applications as a means of protecting our intellectual property. We have applied to register or have registered certain of our trademarks in the U.S. and other jurisdictions, and we will pursue additional trademark registrations to the extent we believe they would be beneficial and cost-effective.

We believe that the use of technology allows us to automate and ingest data to create efficiencies within our sales and marketing and our supply chain. This ability to leverage technology is important for our business considering that predominantly all our net revenue is generated via e-commerce marketplaces. Historically, we developed the majority of our technology internally. However, in February 2024, we announced that we have shifted our technology platform away from a fully internally developed model to an integrated third-party, best-of-breed model.

Customers

Our customers are mainly individual online consumers who purchase our products primarily on Amazon US, and to a lesser extent on our owned and operated websites and other marketplaces, such as Walmart. In 2025 and 2024, approximately 86% and 92% of our revenue was through the Amazon sales platform, respectively.

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

Sales and Marketing

Our sales and marketing strategy and approach is focused on online channels and e-commerce platforms. Currently our primary focus on advertising spend is online across Amazon as well as through marketing affiliates.

Third-Party Manufacturing & Logistics

During 2025, we purchased the substantial majority of our finished products from suppliers in China. We do not maintain long-term purchase contracts with suppliers and operate mainly on a purchase order basis. We negotiate purchases from our foreign suppliers in U.S. dollars. We purchased our inventory from approximately 33 suppliers, three of which represented 17%, 12%, and 11% of purchases during the year ended December 31, 2025. While we believe the loss of any one supplier would not have a long-term material adverse effect on our business due to the availability of other suppliers, the loss of a supplier could, in the short term, materially and adversely impact our business.

The principal raw materials used by our third-party suppliers to manufacture our products are plastic, glass, steel, copper, aluminum, oil, paper and packaging materials. We believe adequate quantities of raw materials are available from various suppliers.

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

People

The human capital objectives we focus on in managing our business include attracting, developing, and retaining key personnel. We believe our management team has the experience necessary to effectively implement our growth strategy and continue to drive stockholder value. We provide competitive compensation, which includes a focus on stock-based compensation, and benefits to attract and retain key personnel, while also providing a safe, inclusive and respectful workplace. As of December 31, 2025, we had 74 full-time employees and 22 independent contractors. As of December 31, 2025, our employees and contractors are based in offices, shared workspaces and remote work locations in the U.S., China, the U.K., the Philippines, Serbia, Pakistan, and Poland.

In January 2026, the Company implemented a fixed cost reduction plan that included a workforce reduction affecting approximately 16 employees and independent contractors. The Company expects to substantially complete this reduction by the end of the first quarter of 2026.

Available Information

We use our website as a distribution channel of material information about the Company including through press releases, investor presentations, and notices of upcoming events. We utilize the investor relations section of our website at https://ir.aterian.io as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. We also intend to use certain social media channels, including, but not limited to, X (formerly Twitter), Facebook, Instagram, TikTok and LinkedIn, as a means of communicating with the public, our customers and investors about our Company, our products, and other matters. While not all the information that the Company posts to its website and brand related social media channels may be deemed to be of a material nature, some information may be and we therefore encourage investors, the media, and others interested in our Company to review the information we make public in these locations.

All periodic and current reports, registration statements and other filings that we have filed or furnished to the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are available free of charge from the SEC’s website (www.sec.gov) and on our website at https://ir.aterian.io/. Such documents are available as soon as reasonably practicable after electronic filing of the material with the SEC. Any reference to our website or social media channels does not constitute incorporation by reference of the information contained on or available through our website, and you should not consider such information to be a part of the periodic and current reports, registration statements or other filings that we file or furnish with the SEC from time to time.

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

Risks Relating to Our Business

We have historically operated at a loss and we may never achieve or sustain continuous profitability or positive cash flows. Further, we and our independent registered public accounting firm have expressed substantial doubt about our ability to continue as a going concern.

We have experienced significant after-tax losses for the years ended December 31, 2025 and 2024. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital to sustain our business. Even though we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

Our growth strategy has resulted in operating losses and negative cash flows from operations that raise substantial doubt about our ability to continue as a going concern. Our independent registered public accounting firm included an explanatory paragraph in its report on our consolidated financial statements as of and for the year ended December 31, 2025, that raised substantial doubt about our ability to continue as a going concern. If we are unable to continue as a going concern or maintain our financial covenants with our lenders, we may have to make significant changes to our operating plan, such as delay expenditures, reduce investments in new products, reduce our sales and distribution infrastructure, or significantly reduce our business. Further, if we are unable to continue as a going concern, we may be forced to liquidate our assets and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements.

We face intense competition and if we are unable to compete effectively, our market share and revenue could be diminished which may delay or otherwise hinder our efforts to achieve or maintain profitability.

We cannot assure you that our products will continue to compete favorably or that we will be successful in the face of increasing competition and from new products and enhancements introduced by existing competitors or new companies entering the markets in which we operate. We sell our products primarily on marketplaces and primarily on Amazon in the U.S. Unlike traditional brick and mortar retailers, the customer who is shopping on marketplaces has a significant number of competing products to select from as there are limited barriers to entry. In addition, the Internet facilitates competitive entry and comparison shopping, which enhances the ability of new and existing businesses to compete against us. A number of our current and potential competitors have greater resources, longer histories, and/or greater brand recognition. As a result, they may be able to secure better terms from vendors and devote more resources to technology, infrastructure, fulfillment, and marketing than we may be able to. In addition, some of our competitors aggressively discount their products in order to gain market share, which has resulted in pricing pressures, reduced profit margins and lost market share. Further, social proof for products sold on marketplaces in the form of product ratings and reviews is highly important to our success. In this regard, the majority of our active brands were acquired in late 2020 and early 2021, and their brand reputations may be impacted by the original owners’ or founders’ new business ventures, personal reputations, or public conduct. Although we have no material ongoing business relationships with the original owners of our brands, their actions, if perceived negatively, could adversely impact our brands’ reputations, social proof, and/or net revenue. In certain instances, we have been unable to maintain such social proof, and we may be unable to maintain such social proof in the future, or competitors may be able to attain better social proof for their products which could result in reduced market share and have a material impact on our operating results.

Amazon and other marketplaces frequently launch their own private-label products that compete directly with our highest-volume SKUs. These marketplaces have access to superior consumer data and can provide their own products with preferential search placement and advertising rates that we cannot match, which may permanently depress our margins on those products.

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

Our financial projections are highly subjective in nature and our future financial results could vary significantly from our projections from quarter-to-quarter and annually.

From time to time, we may provide financial projections to our shareholders, lenders, investment community, and other stakeholders. These projections are highly subjective. Our quarterly revenue and other operating results have varied in the past and are likely to continue to vary significantly from quarter-to-quarter in the future. It is difficult for us to accurately predict the demand for many of our products, or the amount and timing of our future revenue and operating results. Our projections are based on management’s best estimate of sales using historical sales data and other relevant information available at the time. These projections are highly subjective since product sales can fluctuate substantially. Additionally, changes in consumer demand, affected by competitors, transportation, supplier lead times, costs and availability, raw material costs and availability, and other factors could make our inventory management and sales forecasting more difficult. Further, we base our expense levels and investment plans on sales estimates. A significant portion of our expenses and investments are fixed, and we are not able to adjust our spending quickly if our sales are less than expected. Due to these and other factors described elsewhere in this section, our future operating results could vary materially from our projections and from quarter-to-quarter. Further, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful. Moreover, our operating results may not meet the expectations of our equity research analysts or investors. If this occurs, the trading price of our common stock could fall substantially, either suddenly or over time.

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

In the past, we have not always accurately forecasted consumer demand for our products resulting in inventory shortages, excess inventory write-offs and lower gross margins. We are exposed to significant inventory risks that have or may adversely affect our operating results, financial condition, and cash flows as a result of seasonality, new product launches, rapid changes in product cycles and pricing, defective merchandise, shrinkage, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products, spoilage, adverse actions taken by marketplaces to remove our products, and other factors. Demand for products can change significantly between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product or component selection, and accurately forecast demand. We carry a broad selection of products and at times we are unable to sell our products in sufficient quantities or to meet demand during the relevant selling seasons. Any of the inventory risk factors set forth above may adversely affect our operating results, financial condition, and cash flows.

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

On February 28, 2026, the United States and Israel initiated major combat operations in Iran, which has led to immediate retaliatory strikes against U.S. military installations and commercial interests in the Persian Gulf. This conflict has resulted in heightened volatility in global energy markets and may lead to significant disruptions in shipping routes, particularly through the Strait of Hormuz. Sustained conflict in the region could result in spiked freight insurance premiums, fuel surcharges, and delays in inbound shipments from our Asian suppliers. If we are unable to mitigate these costs, our operating results and financial condition would be adversely affected.

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

Our Credit Facility contains various restrictions and covenants that could limit our operating flexibility, and we may be unable to refinance or repay our Credit Facility. We also rely on credit export insurance for our vendors in China, the unavailability of which could have a material adverse impact on our business, operating results, financial condition, and cash flows.

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

On March 13, 2026, the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

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

We have $269.3 million net operating loss carryforwards as of December 31, 2025, which have a full valuation allowance against them. In general, under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an ownership change, which is generally defined as a greater than 50-percentage-point cumulative change by value in the equity ownership of certain stockholders over a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) to offset post-change taxable income. Our existing NOLs may be subject to limitations arising from previous ownership changes, and if we undergo an ownership change, our ability to utilize NOLs could be further limited by Section 382 of the Code and similar state provisions. Future changes in our stock ownership, some of which may be outside of our control, could result in an ownership change under Section 382 of the Code. Furthermore, our ability to utilize NOLs of companies that we may acquire in the future may be subject to limitations. There is also a risk that due to regulatory changes, such as limitations on the use of NOLs, our existing NOLs could expire, decrease in value or otherwise be unavailable to offset future income tax liabilities. For example, the Tax Cuts and Jobs Act resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. For these reasons, we may not be able to realize a tax benefit from the use of our NOLs, even if we attain profitability. We have not performed a detailed analysis to determine whether an ownership change under Section 382 of the Code has occurred. The effect of a Section 382 ownership change would be the imposition of an annual limitation on the use of net operating loss carryforwards attributable to periods before the change. Any limitation may result in expiration of all, or a portion of the NOLs or other tax attributes, before utilization.

In addition, the IRS is currently conducting an examination of our U.S. federal income tax return for the 2023 fiscal year. While we believe our tax positions and the resulting net operating losses reported for that period are supportable, the final outcome of this examination is uncertain. Any adverse adjustments resulting from this audit could significantly reduce our available net operating loss carryforwards or other tax attributes, which would limit our ability to offset future taxable income and could have a material adverse effect on our financial condition.

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

Our business has undergone significant leadership transitions and a fundamental shift in our operating model that may adversely affect our results of operations and financial condition. Since July 2023, we have experienced several changes in our executive leadership, including the resignation of our founding CEO , a period of Co-CEO leadership , and the eventual appointment of Arturo Rodriguez as our sole CEO in June 2024. More recently, our Chief Technology Officer resigned effective November 3, 2025. In connection with these transitions, we have rationalized our product offering to focus on the more profitable categories and completed the move from a proprietary technology infrastructure to a model that relies entirely on third-party tools and marketplace data.  We have also significantly reduced our workforce to align with our current scale. Managing these leadership vacancies while navigating a smaller organizational structure entails numerous risks, including potential operational disruptions, a decline in profitability, and negative impacts on employee morale. These changes may also divert management’s attention from other business concerns, which could have a material adverse effect on our operating results, financial condition, and cash flows.

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

In February 2026, we announced a voluntary recall in coordination with the CPSC for approximately 195,000 units of our PurSteam Mighty Lil Steamers and Elite Travel Steamers due to reports of hot water expelling from the nozzle. We have incurred, and expect to continue to incur, costs related to this recall, including refund payments and legal expenses. As a result of this recall, a putative class action complaint, Sarah Brannon v. Aterian, Inc., was filed against us on March 6, 2026, in the U.S. District Court for the District of New Jersey. The complaint alleges various violations, including breach of implied warranty, unjust enrichment, and violations of the New Jersey Products Liability Act. While the Company ceased selling these steamers in 2024, the defense of this existing litigation, and the potential for additional product liability or class action lawsuits, could result in significant legal expenses, settlements, or judgments. Furthermore, these developments could damage the reputation of the PurSteam brand, leading to a loss of consumer trust and a permanent decline in revenue for this product line.

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

The process of evaluating strategic alternatives may be disruptive to our business and may not result in a transaction or other strategic outcome.

On December 8, 2025, our Board of Directors announced a formal process to evaluate a range of strategic alternatives aimed at maximizing shareholder value, which may include a potential sale of assets, a merger, a business combination, or other strategic transactions. There can be no assurance that this evaluation process will result in any definitive offer or transaction, or that any transaction, if pursued, will be consummated on favorable terms or at all. The process of exploring these alternatives is time-consuming and involves significant costs, including legal, accounting, and advisory fees, which we will incur regardless of the eventual outcome. This process may also divert the attention of our senior management and key personnel from our day-to-day operations and the execution of our long-term business strategy, including our omni-channel expansion and product development goals. Furthermore, the uncertainty regarding our future ownership or corporate structure may impair our ability to attract, retain, and motivate qualified employees, or may cause our customers, vendors, and strategic partners to delay or defer decisions to do business with us. Such uncertainty could also lead to increased volatility in the market price of our common stock as a result of market speculation or rumors. If we are unable to successfully complete a strategic transaction that creates value for our stockholders, or if the process itself results in significant operational disruptions or loss of key personnel, our business, financial condition, and results of operations could be materially and adversely affected.

We may be unable to attract, retain or motivate key personnel, which could harm our business.

Our future success depends on our continuing ability to attract, motivate and retain well qualified employees. Competition for well-qualified employees in all aspects of our business is intense globally. The loss of one or more of our key personnel or our inability to promptly identify a suitable successor to a key role, including through a succession plan, could have an adverse effect on our business. Further, the Company recently announced a restructuring whereby a number of employee positions with the Company were terminated, which could have a negative effect on our ability to retain and motivate our personnel. Additionally, the uncertainty resulting from our announcement that we are exploring strategic alternatives may create significant anxiety regarding our future direction and ownership, which could lead to increased employee attrition and further hinder our ability to attract and motivate key personnel. Each of our executive officers, key personnel and other employees could terminate their employment relationship with us at any time. Moreover, we rely on stock-based compensation as a method to attract, retain and motivate our employees. If our common stock continues to be volatile or depressed, we may be unable to attract, retain and motivate employees, and if this occurs, it could have a material adverse effect on our business, operating results, financial condition, and cash flows. We do not currently maintain key person life insurance policies on any member of our senior management team or any other key employees.

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

Our business is increasingly subject to risks associated with third-party artificial intelligence technologies and algorithmic dependencies. While we have made use of Generative AI in areas such as customer service and software development, our completed transition to a model relying entirely on third-party tools has made us disproportionately dependent on external, AI-driven algorithms for search optimization and advertising. These third-party AI systems often function as 'black boxes,' and any updates or shifts in the underlying models used by marketplaces like Amazon or search engines like Google could suddenly de-prioritize our product listings or increase our customer acquisition costs without notice. Furthermore, as competitors increasingly adopt more effective AI-based solutions or use Generative AI to create high volumes of synthetic marketing content and automated product reviews, our 'social proof' and market share could be diluted. There can be no assurance that these third-party AI initiatives will be successful or that they will not lead to unintended consequences that materially and adversely affect our business, financial condition, and results of operations.

Marketplaces are increasingly deploying AI-powered shopping agents, such as Amazon's Rufus, which change the way products are discovered and recommended to consumers. These AI agents utilize proprietary algorithms that may prioritize different data points than traditional search results. If our products are not optimized for these AI agents, or if the agents' recommendations favor competitors or marketplace-owned brands, our organic traffic and sales could decline substantially.

The development, implementation, and oversight of AI technologies involve complexities and potential challenges. Errors, biases, or flaws in AI algorithms, whether developed internally or provided by third parties, could result in inaccurate responses to customers, poor user experiences, or inappropriate or misleading content. These issues could negatively impact our brand reputation, customer trust, and overall business performance.

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

Any of these factors, whether related to internal AI use, reliance on third-party systems, competitive developments, or regulatory changes, could materially and adversely affect our business, financial condition, and results of operations.

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

Throughout 2025, the U.S. trade environment underwent a period of unprecedented volatility characterized by the implementation of a broad “reciprocal” tariff regime. Utilizing the International Emergency Economic Powers Act (IEEPA), the administration imposed steep duties on nearly all imported goods, including a baseline 10% global tariff and targeted rates on major trading partners like China that reached historic highs before a late-year temporary truce. These actions were compounded by expanded Section 232 duties on industrial metals and the elimination of “de minimis” exemptions for low-value imports, significantly increasing our landed costs and requiring frequent adjustments to our pricing and sourcing strategies. While these measures were the primary drivers of trade policy for much of the year, their legal foundation remained a point of intense litigation until early 2026.

On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources Inc. v. Trump that the International Emergency Economic Powers Act does not authorize the President to impose sweeping revenue-raising tariffs. While this decision invalidated several broad reciprocal tariffs previously in effect, the administration immediately transitioned to imposing a 10% baseline tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. These Section 122 tariffs are subject to a 150-day limit unless extended by Congress. Significant uncertainty remains regarding whether Congress will approve such extensions or if the administration will seek alternative, more restrictive statutory authorities. Any failure to maintain these exemptions or the imposition of new, higher duties could materially increase our cost of goods sold and decrease our profit margins.

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

If our existing stockholders sell large numbers of shares of our common stock, or the public market perceives that those existing stockholders might sell shares of common stock, the market price of our common stock could decline significantly. Existing stockholder sales might also make it more difficult for us to sell additional equity securities at a time and price that we deem appropriate, or at all.

There is no guarantee of a continuing public market for you to resell our common stock.

There is no guarantee that we will continue to meet all requirements for continued listing on the Nasdaq Capital Market. We must continue to satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share.

On April 24, 2023,the Company received a notice from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for the last 30 consecutive business days, the Company was not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”). In response to the potential risk of delisting, the Company’s stockholders approved granting the Board discretionary authority to implement a reverse stock split, and on March 20, 2024, the Company effected a 1-for-12 reverse stock split of its common stock. The Company subsequently regained compliance with Nasdaq’s minimum bid price requirement in April 2024, and the matter was closed.

On December 9, 2025, the Company received a notice from Nasdaq indicating that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share, for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2).

The Bid Price Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until June 8, 2026, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before June 8, 2026, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending June 8, 2026, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency during the second compliance period.

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

In the future, if our Common Stock fails to regain the minimum closing bid price of $1.00 per share or otherwise fails to satisfy any of the Nasdaq continued listing requirements, and if we are unable to cure such deficiency during any subsequent cure period, our Common Stock could be delisted from the Nasdaq. If our Common Stock ultimately were to be delisted for any reason, we could face significant material adverse consequences, including:

•	limited availability of market quotations for our Common Stock;
•	a limited amount of news and analyst coverage for us;
•	a decreased ability for us to issue additional securities or obtain additional financing in the future;
•	limited liquidity for our stockholders due to thin trading; and
•	the potential loss of confidence by investors and employees.

The proposed Nasdaq minimum market value rule could result in the immediate suspension and delisting of our common stock without a cure period.

On January 13, 2026, Nasdaq filed a proposed rule change with the SEC (File No. SR-NASDAQ-2026-004) that would establish a new continued listing requirement. Under the proposal, companies listed on the Nasdaq Global and Capital Markets would be required to maintain a minimum Market Value of Listed Securities (“MVLS”) of at least $5 million.

If this rule is approved and we fail to maintain a $5 million MVLS for a period of 30 consecutive business days, our common stock would be subject to immediate suspension and delisting. Unlike other Nasdaq listing deficiencies, such as the $1.00 minimum bid price requirement, which typically allows for a 180-day compliance period, the proposed rule does not provide for a cure or compliance period. Furthermore, the proposal specifies that any appeal of a delisting determination under this rule would not stay the suspension of trading.

If our common stock is delisted from Nasdaq, it would likely trade on the over-the-counter (“OTC”) market. Such a move could:

•	Significantly reduce the liquidity and market price of our common stock;
•	Limit our ability to raise additional capital through the issuance of equity;
•	Result in a loss of confidence by investors, suppliers, and employees; and
•	Make our stock subject to “penny stock” rules, which impose additional burdens on broker-dealers and further restrict secondary market trading.

There can be no assurance that the SEC will not approve this rule or that we will be able to maintain a market capitalization sufficient to comply with these new requirements. Any such delisting would have a material adverse effect on our financial condition and the value of your investment.

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

Additionally, we use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems, including: technology and systems we use for encryption and authentication; employee email; content delivery to customers; back-office support; and other functions. As part of our risk management process, we conduct application security assessments, vulnerability management, security audits, and ongoing risk assessments. We also maintain a variety of incident response plans that are utilized when incidents are detected. We require employees with access to information systems, including all corporate employees, to undertake data protection and cybersecurity training and compliance programs annually. We have a unified and centrally coordinated team, led by our Chief Executive Officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at Aterian in close coordination with senior leadership and other teams across Aterian. In addition to our in-house cybersecurity capabilities, at times we also engage assessors, consultants, auditors, or other third parties to assist with assessing, identifying, and managing cybersecurity risks. These third parties also consult on best practices to address new challenges upon request. Our cybersecurity risks and associated mitigations are evaluated by senior leadership, including as part of our risk assessments that are reviewed by the Audit Committee and our Board of Directors. As of the date of this report, the Company is not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition. Despite the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company or its stakeholders.

Additional information about cybersecurity risks we face is discussed in Item 1A of Part I, “Risk Factors,” under the heading “Risks Related to Information and Cyber Security,” which should be read in conjunction with the information above. The Audit Committee, which is comprised of independent directors, oversees our policies and procedures for protecting our cybersecurity infrastructure and for compliance with applicable data protection and security regulations, and related risks. The Audit Committee receives reports regarding such risks from management and any updates are reported to the Board at least quarterly. The Audit Committee also oversees the Board’s response to any significant cybersecurity incidents.

Item 2. Properties.

As of December 31, 2025, our principal place of business and corporate headquarters was our Summit, New Jersey office which is leased on a month-to-month basis. Our UK office is a building we own, and our China office is leased for a term of one year expiring in September 2026.

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

Holders of Record

As of December 31, 2025, there were approximately 99 holders of record of our common stock. Many shares of common stock are held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners. Accordingly, we are unable to estimate the total number of stockholders represented by these record holders.

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

Unregistered Sales of Equity Securities

None

Purchase of Equity Securities

On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program will has a term of 24 months and may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. As of May 2, 2025, the Company had temporarily suspended its share repurchase program.

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

During 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. As a result of these tariffs, we experienced an increase in our cost of goods sold during the year ended December 31, 2025. In response, we implemented targeted price increases across affected product categories to partially offset the higher input costs. These pricing actions, however, contributed to a decline in unit volumes as consumer demand responded to the higher retail prices. We have implemented a range of mitigation strategies to address the impact of these tariffs on our supply chain and margins. These efforts include diversifying sourcing outside of China, renegotiating supplier terms, redesigning certain products to reduce tariff exposure, and implementing selective price increases where appropriate. We continue to evaluate additional structural and operational measures to further reduce tariff-related exposure.

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

General and Administrative Expenses—General and administrative expenses include cash and stock compensation and employee benefits for executive management, finance administration, legal, technology, and human resources, facility costs, insurance, travel, professional service fees, and other general overhead costs, including the costs of being a public company.

Interest Expense, Net—Interest expense, net includes the interest cost from our credit facility and term loans, and includes amortization of deferred finance costs and debt discounts from our credit facility (the “Credit Facility”) with MidCap Funding IV Trust (“MidCap”).

Results of Operations

Comparison of Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024, together with the changes in those items in dollars and percentage:

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Net revenue	$68,975	$99,045	$(30,070)	(30.4)%
Cost of goods sold	29,825	37,550	(7,725)	(20.6)%
Gross profit	39,150	61,495	(22,345)	(36.3)%
Operating expenses:
Sales and distribution(1)	41,455	55,979	(14,524)	(25.9)%
General and administrative(1)	11,846	17,339	(5,493)	(31.7)%
Impairment loss on intangibles	3,822	—	3,822	100.0%
Total operating expenses	57,123	73,318	(16,195)	42.4%
Operating loss	(17,973)	(11,823)	(6,150)	(52.0)%
Interest expense, net	851	949	(98)	(10.3)%
Change in fair value of warrant liabilities	(109)	(924)	815	88.2%
Other expense, net	228	61	167	273.8%
Loss before income taxes	(18,943)	(11,909)	(7,034)	(59.1)%
Provision (benefit) for income taxes	41	(47)	88	187.2%
Net loss	$(18,984)	$(11,862)	$(7,122)	(60.0)%

(1)	Amounts include stock-based compensation expense as follows:

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$427	$1,783	$(1,356)	(76.1)%
General and administrative expenses	1,753	5,727	(3,974)	(69.4)%
Total stock-based compensation expense	$2,180	$7,510	$(5,330)	(71.0)%

The following table sets forth the components of our results of operations as a percentage of net revenue:

	December 31,	December 31,
	2025	2024
Net revenue	100.0%	100.0%
Cost of goods sold	43.2	37.9
Gross profit	56.8	62.1
Operating expenses:
Sales and distribution	60.1	56.5
General and administrative	17.2	17.5
Impairment loss on intangibles	5.5	—
Total operating expenses	82.8	74.0
Operating loss	(26.0)	(11.9)
Interest expense, net	1.2	1.0
Change in fair value of warrant liabilities	(0.2)	(0.9)
Other expense, net	0.4	0.1
Loss before income taxes	(27.4)	(12.0)
Provision (benefit) for income taxes	0.1	(0.0)
Net loss	(27.5)%	(12.0)%

Net Revenue

Revenue by Product Categories:

The following table sets forth our net revenue disaggregated by product categories:

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Direct	$65,764	$97,341	$(31,577)	(32.4)%
Wholesale	3,211	1,704	1,507	88.4%
Net revenue	$68,975	$99,045	$(30,070)	(30.4)%

Net revenue decreased $30.1 million, or 30.4%, during the year ended December 31, 2025 to $69.0 million, compared to $99.1 million for the year ended December 31, 2024. The decrease in net revenue was primarily attributable to a decrease in direct net revenue of $31.6 million, or 32.4%, related to the newly implemented tariffs which increased our cost of goods sold, prompting us to raise prices to mitigate the impact. These pricing actions, combined with the broader challenging macroeconomic environment, led to a reduction in unit volume as consumer demand softened at elevated price levels.

	December 31,	December 31,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$13,945	$26,398
Kitchen appliances	8,468	9,565
Health and beauty	10,620	13,467
Cookware, kitchen tools and gadgets	2,620	5,924
Home office	6,265	8,017
Housewares	14,904	22,521
Essential oils and related accessories	12,139	12,719
Other	14	434
Total net revenue	$68,975	$99,045

Every category of business had a reduction in sales compared to the prior year primarily related to the newly implemented tariffs which increased our cost of goods sold, prompting us to raise prices to mitigate the impact. These pricing actions, combined with the broader challenging macroeconomic environment, led to a reduction in unit volume as consumer demand softened at elevated price levels.

Cost of Goods Sold and Gross Profit

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$29,825	$37,550	$(7,725)	(20.6)%
Gross profit	$39,150	$61,495	$(22,345)	(36.3)%

Cost of goods sold decreased by $7.7 million to $29.8 million for the year ended December 31, 2025 from $37.6 million for the year ended December 31, 2024 primarily from reduced sales volume. The decrease in cost of goods sold was primarily attributable to a decrease of $9.5 million in cost of goods sold from our direct businesses, partially offset by an increase of $1.8 million in cost of goods sold from our wholesale businesses.

Gross profit decreased to 56.8% for the year ended December 31, 2025 from 62.1% for the year ended December 31, 2024. The decrease in gross profit was due primarily to product mix, as well as higher cost of goods sold resulting from the impact of newly implemented tariffs, partially offset by the benefit of price increases taken to mitigate these costs. During the year ended December 31, 2025, the Company accrued approximately $0.4 million for estimated costs associated with a product recall and related remediation activities involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Consolidated Statement of Operations.

Sales and Distribution Expenses

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$41,455	$55,979	$(14,524)	(25.9)%

Sales and distribution variable expenses which included e-commerce platform commissions, online advertising and logistics expenses, decreased to $41.5 million for the year ended December 31, 2025 from $56.0 million for the year ended December 31, 2024. This decrease is primarily attributable to the decrease in the volume of products sold during the year ended December 31, 2025, as our ecommerce platform commissions, online advertising, selling and logistics expenses decreased to $32.4 million during the year ended December 31, 2025 as compared to $44.6 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $9.0 million for the year ended December 31, 2025, from $11.4 million for the year ended December 31, 2024. This decrease is primarily attributable to lower stock-compensation expense of $1.4 million, lower headcount expense of $1.3 million, and lower miscellaneous expenses of $0.6 million, partially offset by higher restructuring costs of $0.9 million.

As a percentage of net revenue, sales and distribution expenses increased to 60.1% for the year ended December 31, 2025, from 56.5% for the year ended December 31, 2024. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, were 47.0% for the year ended December 31, 2025 as compared to 45.0% for the year ended December 31, 2024. This increase in sales and distribution expenses as a percentage of revenue is primarily due to product mix and an increase in marketing costs.

General and Administrative Expenses

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$11,846	$17,339	$(5,493)	(31.7)%

The decrease in general and administrative expenses was primarily the result of a decrease of $4.0 million in stock-compensation expense, a decrease of $1.6 million in headcount expense, and a decrease of $0.4 million in other miscellaneous costs, partially offset by an increase of $0.5 million in restructuring costs.

Interest expense, net

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Interest expense, net	$851	$949	$(98)	(10.3)%

The decrease in interest expense, net of $0.1 million is primarily related to a decrease in interest expense of $0.3 million due to lower average borrowings and a decrease in interest income of $0.2 million compared to the prior period.

Impairment loss on intangibles

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$3,822	$—	$(3,822)	100%

In December 2025, the Company announced that its Board of Directors had initiated a process to explore strategic alternatives to maximize shareholder value. This announcement constituted a triggering event under ASC 350, Intangibles—Goodwill and Other, requiring the Company to perform an interim impairment assessment of its definite-lived brand intangible assets. The Company estimated the fair value of its definite-lived brand assets using market-based inputs, including indicative valuations from market participants obtained during the strategic alternative process. Based on this assessment, the Company determined that the carrying value of certain brand intangible assets exceeded their estimated fair value. Accordingly, the Company recorded a non-cash impairment charge of approximately $3.8 million during the fourth quarter of 2025. The impairment charge is included within impairment loss on intangibles on the Consolidated Statement of Operations.

Change in fair value of warrant liabilities

	December 31,	December 31,	Change
	2025	2024	Amount	%
	(in thousands, except percentages)
Change in fair value of warrant liabilities	$(109)	$(924)	$815	88.2%

The 2025 and 2024 activity is related to the change in fair value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the year ended December 31, 2025 primarily relates to the reduced share price compared to the prior period.

Liquidity and Capital Resources

Cash Flows for Years-Ended December 31, 2025 and 2024

The following table provides information regarding our cash flows for the years-ended December 31, 2025 and 2024:

	December 31,	December 31,
	2025	2024
	(in thousands)
Cash (used in) provided by operating activities	$(10,895)	$2,165
Cash used in investing activities	(51)	(242)
Cash used in financing activities	(2,518)	(4,914)
Effect of exchange rate on cash	323	(61)
Net change in cash and restricted cash for the period	$(13,141)	$(3,052)

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was $10.9 million for the year ended December 31, 2025, primarily driven by net cash losses from operations of $10.8 million and a $0.1 million outflow from changes in working capital, mainly related to changes in accounts receivable, purchases of inventory, and payments of accounts payable.

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

Net Cash Used in Investing Activities

Net cash used in investing activities was $0.1 million for the year ended December 31, 2025, primarily related to the purchase of fixed assets during the year ended December 31, 2025.

Net cash used in investing activities was $0.2 million for the year ended December 31, 2024, resulting primarily from the purchase of a minority equity investment in 4th and Heart during the year ended December 31, 2024.

Net Cash Used in Financing Activities

For the year ended December 31, 2025, cash used in financing activities of $2.5 million primarily from the net repayments for our MidCap credit facility of $2.9 million and repayment of notes payable of $0.1 million, partially offset by net proceeds from insurance financing of $0.5 million.

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

Our 2025 results have been impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports, specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates have materially raised our cost of goods sold and have placed pressure on our margins. While we have actively pursued mitigation strategies, including supplier negotiations, selective price adjustments, geographic diversification of sourcing and fixed cost reductions, there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•	Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year ended December 31, 2025, we incurred a net loss of $19.0 million and used net cash flows from operations of $10.9 million. In addition, as of December 31, 2025, we had unrestricted cash and cash equivalents of $4.9 million available to fund our operations and an accumulated deficit of $730.7 million.

•

We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 9, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of December 31, 2025, and expect to remain in compliance through at least March 31, 2027. However, if our mitigation strategies to address the impact of tariffs are unsuccessful, we can provide no assurances that we will remain in compliance with our financial covenants.

On March 13, 2026, the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

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

•	As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we expect to continue to explore raising additional outside capital, there can be no assurance we will be able to obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

•

On May 14, 2025, the Company announced a fixed cost reduction plan, which included a workforce reduction affecting approximately 20 employees. The Company has substantially completed this reduction as of the year ended December 31, 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.9 million, of which $1.1 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the year ended December 31, 2025. Severance payments are expected to be made through the second quarter of 2026.

In January 2026, the Company implemented a fixed cost reduction plan that included a workforce reduction affecting approximately 16 employees and independent contractors. The Company expects to substantially complete this reduction by the end of the first quarter of 2026. The Company expects to recognize restructuring charges in connection with the plan, primarily related to severance, of $0.3 million. The Company expects the charges will be recognized and paid in the first quarter of 2026.

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

On December 8, 2025, we announced that our Board of Directors has authorized the initiation of a process to explore strategic alternatives to maximize shareholder value, which may include a sale of the company, a merger, or other strategic transactions. There can be no assurance that this process will result in any transaction or that any transaction, if pursued, will be on favorable terms.

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

Nasdaq Listing—On December 9, 2025, Aterian, Inc. (the “Company”) received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”).

The Bid Price Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until June 8, 2026, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before June 8, 2026, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending June 8, 2026, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency during the second compliance period.

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

On March 25, 2025 (the “Third Amendment Effective Date”) the Company entered into Amendment No. 3 (the “3rd Amendment”) to the Credit Agreement. Material changes contained in the 3rd Amendment include, among other things, adding repurchase of the Company’s common stock of up to $1.5 million per year, consisting of up to $1.5 million in repurchases allowed during the period from March 25, 2025 through December 22, 2025, and up to an additional $1.5 million allowed during the period from December 23, 2025 through the maturity date, subject to certain liquidity and compliance conditions.

On August 29, 2025 (the “Fourth Amendment Effective Date”) the Company entered into Amendment No. 4 to the Credit Agreement. Material changes contained in Amendment No. 4 include a reduction to the Minimum Credit Party Liquidity covenant to $5.0 million, upon the Company’s delivery of a Liquidity Certificate evidencing liquidity of at least $6.8 million, the Minimum Liquidity Covenant Reduction Period will terminate and the covenant will increase to $6.8 million thereafter, and an Availability Reserve of $2.8 million during the Minimum Liquidity Covenant Reduction Period and $1.0 million thereafter.

On March 13, 2026, the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

The outstanding balance on the MidCap credit facility as of December 31, 2025 and December 31, 2024 was $4.3 million and $6.9 million, respectively. The Company had $0.2 million availability on the Midcap credit facility as of December 31, 2025. We are in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2025.

Share Repurchase—On March 14, 2025, the Board of Directors authorized a share repurchase program to acquire up to $3.0 million of the Company’s common stock. The Company may purchase common stock on the open market, through privately negotiated transactions, or by other means including through the use of trading plans intended to qualify under Rule 10b-18 under the Securities Exchange Act of 1934, as amended, in accordance with applicable securities laws and other restrictions. The timing and total amount of stock repurchases will depend upon business, economic and market conditions, corporate and regulatory requirements, prevailing stock prices, and other considerations. The share repurchase program has a term of 24 months and may be suspended or discontinued at any time and does not obligate the company to acquire any amount of common stock. The objective of this program is to repurchase shares of common stock opportunistically when management believes that the Company’s stock is trading below the Company’s determination of long-term fair value. As of May 2, 2025, the Company had temporarily suspended its share repurchase program.

Trade Policy—During 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. As a result of these tariffs, we experienced an increase in our cost of goods sold during the year ended December 31, 2025. In response, we implemented targeted price increases across affected product categories to partially offset the higher input costs. These pricing actions, however, contributed to a decline in unit volumes as consumer demand responded to the higher retail prices. We have implemented a range of mitigation strategies to address the impact of these tariffs on our supply chain and margins. These efforts include diversifying sourcing outside of China, renegotiating supplier terms, redesigning certain products to reduce tariff exposure, and implementing selective price increases where appropriate. We have implemented a range of mitigation strategies to address the impact of these tariffs on our supply chain and margins. These efforts include diversifying sourcing outside of China, renegotiating supplier terms, redesigning certain products to reduce tariff exposure, and implementing selective price increases where appropriate. We continue to evaluate additional structural and operational measures to further reduce tariff-related exposure.

Open Inventory Purchase Orders—As of December 31, 2025 and 2024, the Company had open inventory purchase orders of $2.9 million and $9.2 million, respectively, placed with vendors waiting to be fulfilled.

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

As used herein, Contribution margin represents gross profit less e-commerce platform commissions, online advertising, selling and logistics expenses (included in sales and distribution expenses). As used herein, Contribution margin as a percentage of net revenue represents Contribution margin divided by net revenue. As used herein, EBITDA represents net loss plus depreciation and amortization, interest expense, net and provision for income taxes. As used herein, Adjusted EBITDA represents EBITDA plus stock-based compensation expense, changes in fair-market value of warrant liabilities, impairment on intangibles, product remediation costs, restructuring expenses, and other expenses, net. As used herein, Adjusted EBITDA as a percentage of net revenue represents Adjusted EBITDA divided by net revenue. Contribution margin, EBITDA and Adjusted EBITDA do not represent and should not be considered as alternatives to loss from operations or net loss, as determined under GAAP.

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

In the reconciliation to calculate contribution margin, we add e-commerce platform commissions, online advertising, selling and logistics expenses (“sales and distribution variable expense”) to gross profit to inform users of our financial statements of what our product profitability is at each period prior to fixed costs (such as sales and distribution expenses and general administrative expenses). By excluding these fixed costs, we believe this allows users of our financial statements to understand our products performance and allows them to measure our products performance over time.

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

We also recognize that Contribution margin and Contribution margin as a percentage of net revenue have limitations as analytical financial measures. For example, Contribution margin does not reflect:

•	general and administrative expense necessary to operate our business;

•	the fixed costs portion of our sales and distribution expenses including stock-based compensation expense; or

•	changes in warrant liabilities.

Contribution Margin

The following table provides a reconciliation of Contribution margin to gross profit and Contribution margin as a percentage of net revenue to gross profit as a percentage of net revenue, which are the most directly comparable financial measures presented in accordance with GAAP:

	December 31,	December 31,
	2025	2024

Gross Profit	$39,150	$61,495
Less:
Product remediation costs (1)	425	—
E-commerce platform commissions, online advertising, selling and logistics expenses	(32,392)	(44,553)
Contribution margin	$7,183	$16,942
Gross Profit as a percentage of net revenue	56.8%	62.1%
Contribution margin as a percentage of net revenue	10.4%	17.1%

(1)	During the year ended December 31, 2025, the Company accrued approximately $0.4 million for estimated costs associated with a voluntary product recall involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Consolidated Statement of Operations.

Adjusted EBITDA

The following table provides a reconciliation of EBITDA and Adjusted EBITDA to net loss, which is the most directly comparable financial measure presented in accordance with GAAP:

	December 31,	December 31,
	2025	2024

Net loss	$(18,984)	$(11,862)
Add:
Provision (benefit) for income taxes	41	(47)
Interest expense, net	851	949
Depreciation and amortization	1,619	1,689
EBITDA	(16,473)	(9,271)
Other expense, net	228	61
Impairment loss on intangibles	3,822	—
Change in fair value of warrant liabilities	(109)	(924)
Restructuring expense(1)	1,906	565
Product remediation costs(2)	425	—
Stock-based compensation expense	2,180	7,510
Adjusted EBITDA	$(8,021)	$(2,059)
Net loss as a percentage of net revenue	(27.5)%	(12.0)%
Adjusted EBITDA as a percentage of net revenue	(11.6)%	(2.1)%

(1)	Restructuring expenses include non-recurring employee severance costs relating to the Company reorganization executed during the years ended December 31, 2025 and 2024.
(2)	During the year ended December 31, 2025, the Company accrued approximately $0.4 million for estimated costs associated with a voluntary product recall involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Consolidated Statement of Operations.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosures. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warrant Liabilities—The fair values of the outstanding warrants were measured using the Black Scholes model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liabilities, and are recorded within the Change in fair value of warrant liabilities line item on the statement of operations.

The fair value of warrant liabilities was zero and $0.1 million at December 31, 2025 and 2024, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

In December 2025, the Company announced that its Board of Directors had initiated a process to explore strategic alternatives to maximize shareholder value. This announcement constituted a triggering event under ASC 350, Intangibles—Goodwill and Other, requiring the Company to perform an interim impairment assessment of its definite-lived brand intangible assets. The Company estimated the fair value of its definite-lived brand assets using market-based inputs, including indicative valuations from market participants obtained during the strategic alternative process. Based on this assessment, the Company determined that the carrying value of certain brand intangible assets exceeded their estimated fair value.

Accordingly, the Company recorded a non-cash impairment charge of approximately $3.8 million during the fourth quarter of 2025. The impairment charge is included within impairment loss on intangibles on the Consolidated Statement of Operations. As of December 31, 2025, the remaining balance of intangible assets was $4.4 million.

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

While we believe our conclusions regarding the estimates of recoverability of our asset groupings are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our asset groups serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, fluctuations in discount rate, future operating efficiencies, and strategic alternative processes.

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

In addition, we have outstanding debt under the Credit Facility with MidCap that bears interest. As of December 31, 2025, our outstanding indebtedness under the Credit Facility was $4.3 million, which bears interest at a rate of Term Secured Overnight Financing Rate ("Term SOFR"), which is defined as SOFR plus 0.10%, plus 5.50%. We do not believe that an immediate 10% increase in interest rates would have a material effect on interest expense for the Credit Facility, and therefore we do not expect our operating results or cash flows to be materially affected to any degree by a sudden change in market interest.

We are currently exposed to market risk related to changes in foreign currency exchange rates. We do not currently engage in hedging transactions to manage our exposure to foreign currency exchange rate risk as we do not currently believe our exposure is material. Sales outside of the U.S. represented approximately 8% and 6% of our net revenue for the years-ended December 31, 2025 and 2024, respectively. Currently, our revenue-producing transactions are primarily denominated in U.S. dollars; however, as we continue to expand internationally, our results of operations and cash flows may increasingly become subject to fluctuations due to changes in foreign currency exchange rates. In periods when the U.S. dollar declines in value as compared to foreign currencies in which we incur expenses, our foreign-currency based expenses will increase when translated into U.S. dollars. In addition, future fluctuations in the value of the U.S. dollar may affect the price at which we sell our products outside the U.S. To date, our foreign currency risk has been minimal, and we have not historically hedged our foreign currency risk; however, we may consider doing so in the future.

Inflation would generally affect us by increasing our cost of labor and overhead costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations for the years-ended December 31, 2025 and 2024.

Item 8. Financial Statements and Supplementary Data.

ATERIAN, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Aterian, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Aterian, Inc. (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will be able to continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations and recurring negative operating cash flows since inception and may be unable to fund day-to-day` operations and remain in compliance with certain financial covenants required by the agreement governing the Company’s credit facility which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Inventory Valuation

As described in Note 2 to the consolidated financial statements the Company estimates the net realizable value for inventory based on past and future sales, which involves a high level of judgement on the part of management. Inventories, consisting of products available for sale, are primarily accounted for using the first-in first-out method, and are valued at the lower of cost and net realizable value. This valuation requires the Company to make judgments, based on available information, such as historical sales data and forecasted future sales data for the next twelve months, about the likely method of disposition, such as through sales to individual customers or liquidations, and expected recoverable values of each disposition category. Changes to the relevant assumptions and projections would impact the consolidated financial results in periods subsequent to the recording these estimates.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the evaluation of the Company’s inventory valuation included the following, among others:

•	Obtaining an understanding of the Company's accounting policy related to inventory, specifically as it relates to the excess and obsolete inventory reserve and ensure it is relevant to the accounting standards and consistently applied to prior periods.
•	Recalculate the inventory reserve based on the Company's policy and our knowledge obtained above. Ensure mathematical accuracy and test the computations for a sample of inventory items.
•	Evaluating management's methodology and process for developing the excess and obsolete inventory reserve, including estimating assumptions related to future product sales based on historical usage and current market conditions.
•	Testing management's calculation of the excess and obsolete inventory reserve, which included evaluating the completeness and accuracy of underlying data used by management in the calculation, principally inputs such as actual sales of products and management's determination of future estimated sales of inventory and comparing them to historical sale amounts.
•	Perform observations of inventory at various locations to ensure the quantities are in working order and identify damaged or poor conditioned inventory and confirmed balances at various third-party warehouses.

/s/ UHY LLP

We have served as the Company’s auditor since 2024.

Melville, New York

March 20, 2026

ATERIAN, INC.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$4,857	$17,998
Accounts receivable, net	2,460	3,782
Inventory	13,776	13,749
Prepaid and other current assets	2,982	3,190
Total current assets	24,075	38,719
Property and equipment, net	729	685
Intangibles, net	4,371	9,757
Other non-current assets	389	381
Total assets	$29,564	$49,542
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$4,259	$6,948
Accounts payable	3,120	3,080
Seller notes	368	466
Accrued and other current liabilities	6,382	8,804
Total current liabilities	14,129	19,298
Other liabilities	225	227
Total liabilities	14,354	19,525
Commitments and contingencies (Note 12)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 10,027,046 and 8,750,741 shares outstanding at December 31, 2025 and December 31, 2024, respectively	9	9
Additional paid-in capital	746,414	742,591
Accumulated deficit	(730,661)	(711,677)
Accumulated other comprehensive loss	(552)	(906)
Total stockholders’ equity	15,210	30,017
Total liabilities and stockholders' equity	$29,564	$49,542

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Operations

(in thousands, except share and per share data)

	Year Ended December 31,
	2025	2024
Net revenue	$68,975	$99,045
Cost of goods sold	29,825	37,550
Gross profit	39,150	61,495
Operating expenses:
Sales and distribution	41,455	55,979
General and administrative	11,846	17,339
Impairment loss on intangibles	3,822	—
Total operating expenses	57,123	73,318
Operating loss	(17,973)	(11,823)
Interest expense, net	851	949
Change in fair value of warrant liabilities	(109)	(924)
Other expense, net	228	61
Loss before income taxes	(18,943)	(11,909)
Provision (benefit) for income taxes	41	(47)
Net loss	$(18,984)	$(11,862)
Net loss per share, basic and diluted	$(2.39)	$(1.68)
Weighted-average number of shares outstanding, basic and diluted	7,932,889	7,069,404

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Comprehensive Loss

(in thousands)

	Year Ended December 31,
	2025	2024
Net loss	$(18,984)	$(11,862)
Other comprehensive loss:
Foreign currency translation adjustments	354	(68)
Other comprehensive income (loss)	354	(68)
Comprehensive loss	$(18,630)	$(11,930)

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share and per share data)

	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares (*)	Amount	Capital	Deficit	Loss	Equity
BALANCE—December 31, 2023	7,508,246	$9	$736,675	$(699,815)	$(838)	$36,031
Net loss	—	—	—	(11,862)	—	(11,862)
Issuance of shares of restricted common stock	1,395,974	—	—	—	—	-
Forfeiture of shares of restricted common stock	(332,259)	—	—	—	—	—
Issuance of common stock	178,780	—	670	—	—	670
Stock-based compensation expense	—	—	5,246	—	—	5,246
Other comprehensive income	—	—	—	—	(68)	(68)
BALANCE—December 31, 2024	8,750,741	$9	$742,591	$(711,677)	$(906)	$30,017
Net loss	—	—	—	(18,984)	—	(18,984)
Issuance of shares of restricted common stock	1,618,653	—	—	—	—	—
Forfeiture of shares of restricted common stock	(342,348)	—	—	—	—	—
Stock-based compensation expense	—	—	3,823	—	—	3,823
Other comprehensive income	—	—	—	—	354	354
BALANCE—December 31, 2025	10,027,046	$9	$746,414	$(730,661)	$(552)	$15,210

See notes to Consolidated Financial Statements.

ATERIAN, INC.

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024
OPERATING ACTIVITIES:
Net loss	$(18,984)	$(11,862)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,619	1,689
Provision for sales returns	(102)	57
Amortization of deferred financing cost and debt discounts	165	198
Stock-based compensation	2,180	7,510
Deferred tax expense	—	(5)
Change in inventory provisions	767	(2,738)
Change in fair value of warrant liabilities	(109)	(924)
Impairment loss on intangibles	3,822	—
Allowance for credit losses	(147)	16
Changes in assets and liabilities:
Accounts receivable	1,469	427
Inventory	(794)	9,378
Prepaid and other current assets	183	762
Accounts payable, accrued and other liabilities	(964)	(2,343)
Cash (used in) provided by operating activities	(10,895)	2,165
INVESTING ACTIVITIES:
Purchase of fixed assets	(51)	(42)
Purchase of minority equity investment	—	(200)
Cash used in investing activities	(51)	(242)
FINANCING ACTIVITIES:
Repayments on seller notes	(113)	(633)
Borrowings from MidCap credit facilities	43,313	60,866
Repayments for MidCap credit facilities	(46,203)	(65,165)
Insurance obligation payments	(711)	(682)
Insurance financing proceeds	1,196	700
Cash used in financing activities	(2,518)	(4,914)
Foreign currency effect on cash and restricted cash	323	(61)
Net change in cash and restricted cash for the period	(13,141)	(3,052)
Cash and restricted cash at beginning of year	19,143	22,195
Cash and restricted cash at end of period	$6,002	$19,143
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	4,857	17,998
Restricted cash—Prepaid and other current assets	1,015	1,015
Restricted cash—Other non-current assets	130	130
TOTAL CASH AND RESTRICTED CASH	$6,002	$19,143

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$882	$1,141
Cash paid for taxes	$50	$152
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Non-cash consideration paid to contractors	$—	$620
Non-cash minority equity investment	$—	$50

See notes to Consolidated Financial Statements.

Aterian, Inc.

Notes to Consolidated Financial Statements

FOR THE YEARS-ENDED December 31, 2025 and 2024

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

Our 2025 results have been impacted by recent changes to U.S. trade policy, including the imposition and expansion of tariffs on imports, specifically from China. A substantial portion of our products are sourced from China, and as such, the increased tariff rates have materially raised our cost of goods sold and have placed pressure on our margins. While we have actively pursued mitigation strategies, including supplier negotiations, selective price adjustments, geographic diversification of sourcing and fixed cost reductions, there is significant uncertainty regarding the effectiveness of these mitigation efforts. Moreover, any future changes in tariff policy or implementation of additional trade barriers could further impact our business. These trade-related uncertainties, in conjunction with our existing financial condition, raise concern about our ability to remain in compliance with financial covenants under our credit agreements and may adversely impact our liquidity position.

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

As of the date the accompanying Consolidated Financial Statements were issued (the “issuance date”), we evaluated the significance of the following adverse financial conditions in accordance with Accounting Standard Codification 205-40, Going Concern:

•	Since our inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. In this regard, during the year ended December 31, 2025, we incurred a net loss of $19.0 million and used net cash flows from operations of $10.9 million. In addition, as of December 31, 2025, we had unrestricted cash and cash equivalents of $4.9 million available to fund our operations and an accumulated deficit of $730.7 million.

•

We are required to remain in compliance with certain financial covenants required by the MidCap Credit facility (See Note 9, Credit Facility, Term Loans and Warrants). We were in compliance with these financial covenants as of December 31, 2025, and expect to remain in compliance through at least March 31, 2027. However, if our mitigation strategies to address the impact of tariffs are unsuccessful, we can provide no assurances that we will remain in compliance with our financial covenants.

On March 13, 2026, the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

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

•	As of the issuance date, we have no firm commitments to secure additional outside capital from lenders or investors. While we expect to continue to explore raising additional outside capital, there can be no assurance we will be able to obtain capital or do so on terms that are acceptable to us. Accordingly, absent our ability to generate cash inflows from our operations and/or secure additional outside capital in the near term, we may be unable to meet our obligations as they become due over the next twelve months beyond the issuance date.

•

On May 14, 2025, the Company announced a fixed cost reduction plan, which included a workforce reduction affecting approximately 20 employees. The Company has substantially completed this reduction as of the year ended December 31, 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.9 million, of which $1.1 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the year ended December 31, 2025. Severance payments are expected to be made through the second quarter of 2026.

In January 2026, the Company implemented a fixed cost reduction plan that included a workforce reduction affecting approximately 16 employees and independent contractors. The Company expects to substantially complete this reduction by the end of the first quarter of 2026. The Company expects to recognize restructuring charges in connection with the plan, primarily related to severance, of $0.3 million. The Company expects the charges will be recognized and paid in the first quarter of 2026.

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

On December 8, 2025, we announced that our Board of Directors has authorized the initiation of a process to explore strategic alternatives to maximize shareholder value, which may include a sale of the company, a merger, or other strategic transactions. There can be no assurance that this process will result in any transaction or that any transaction, if pursued, will be on favorable terms.

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

Nasdaq Listing—On December 9, 2025, the Company received a letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock, par value $0.0001 per share (“Common Stock”), for the last 30 consecutive business days, the Company is not currently in compliance with the requirement to maintain a minimum bid price of $1.00 per share for continued listing on The Nasdaq Capital Market, as set forth in Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Notice”).

The Bid Price Notice has no immediate effect on the continued listing status of the Common Stock on The Nasdaq Capital Market, and, therefore, the Company's listing remains fully effective.

The Company is provided a compliance period of 180 calendar days from the date of the Bid Price Notice, or until June 8, 2026, to regain compliance with the minimum closing bid requirement, pursuant to Nasdaq Listing Rule 5810(c)(3)(A). If at any time before June 8, 2026, the closing bid price of the Common Stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, subject to Nasdaq’s discretion to extend this period pursuant to Nasdaq Listing Rule 5810(c)(3)(H) to 20 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the minimum bid price requirement, and the matter would be resolved. If the Company does not regain compliance during the compliance period ending June 8, 2026, then Nasdaq may grant the Company a second 180 calendar day period to regain compliance, provided the Company meets the continued listing requirement for market value of publicly-held shares and all other initial listing standards for The Nasdaq Capital Market, other than the minimum closing bid price requirement, and notifies Nasdaq of its intent to cure the deficiency during the second compliance period.

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

Restricted Cash—As of December 31, 2025 and 2024, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Noncurrent Assets” on the Consolidated Balance Sheets and $1.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Consolidated Balance Sheets

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of December 31, 2025, the Company did not have an allowance for credit losses. As of December 31, 2024, the Company had an allowance for credit losses of $0.1 million.

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

The Company’s accounts receivables are derived from sales contracts with a large number of customers. The Company maintains reserves for potential credit losses on customer accounts when deemed necessary. Significant customers are those which represent more than 10% of the Company’s total net revenue or gross accounts receivable balance at the balance sheet date. During the years-ended December 31, 2025 and 2024, the Company had no customers that accounted for 10% or more of total net revenue. As of December 31, 2025, three customers accounted for approximately 46%, 14%, and 11% of gross accounts receivable. As of December 31, 2024, three customers accounted for approximately 37%, 20%, and 11% of gross accounts receivable. As of December 31, 2025 and 2024, approximately 26% and 31%, respectively, of its accounts receivable is held by the Company’s sales platform vendor, Amazon, which collects money on the Company’s behalf from its customers.

The Company’s business is reliant on one key vendor which currently provides the Company with its sales platform, logistics and fulfillment operations, including certain warehousing for the Company’s net goods, and invoicing and collection of its revenue from the Company’s end customers. In 2025, approximately 86% of the Company’s revenue was through or with the Amazon sales platform and in 2024, 92% of its net revenue was through or with the Amazon sales platform.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million and $0.3 million at December 31, 2025 and 2024, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets and represents the expected value of the refund that will be due to its customers.

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

For consumer product sales, the Company has elected to treat shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for its single performance obligation related to product sales at the time control of the merchandise passes to the customer, which is generally at the time of shipment. The Company bills customers for charges for shipping and handling on certain sales and such charges are recorded as part of net revenue. Shipping and handling revenue for each of the years-ended December 31, 2025 and 2024 were de minimis.

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

Net Revenue by Category: The following tables set forth the Company’s net revenue disaggregated by sales channel and geographic region based on the billing addresses of its customers:

	December 31, 2025
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$60,452	$3,211	$63,663
Other	5,312	—	5,312
Total net revenue	$65,764	$3,211	$68,975

	December 31, 2024
	(in thousands)
	Direct	Wholesale/Other	Total
North America	$91,815	$1,704	$93,519
Other	5,526	—	5,526
Total net revenue	$97,341	$1,704	$99,045

Net Revenue by Product Categories: The following table sets forth the Company’s net revenue disaggregated by product categories:

	December 31,	December 31,
	2025	2024
	(in thousands)
Heating, cooling and air quality	$13,945	$26,398
Kitchen appliances	8,468	9,565
Health and beauty	10,620	13,467
Cookware, kitchen tools and gadgets	2,620	5,924
Home office	6,265	8,017
Housewares	14,904	22,521
Essential oils and related accessories	12,139	12,719
Other	14	434
Total net revenue	$68,975	$99,045

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. As of December 31, 2025 and 2024, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at  December 31, 2025 and 2024 and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

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

In December 2025, the Company announced that its Board of Directors had initiated a process to explore strategic alternatives to maximize shareholder value. This announcement constituted a triggering event under ASC 350, Intangibles—Goodwill and Other, requiring the Company to perform an interim impairment assessment of its definite-lived brand intangible assets. The Company estimated the fair value of its definite-lived brand assets using market-based inputs, including indicative valuations from market participants obtained during the strategic alternative process. Based on this assessment, the Company determined that the carrying value of certain brand intangible assets exceeded their estimated fair value.

Accordingly, the Company recorded a non-cash impairment charge of approximately $3.8 million during the fourth quarter of 2025. The impairment charge is included within impairment loss on intangibles on the Consolidated Statement of Operations. As of December 31, 2025, the remaining balance of intangible assets was $4.4 million.

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

While we believe our conclusions regarding the estimates of recoverability of our asset groupings are appropriate, these estimates are subject to uncertainty and by nature include judgments and estimates regarding various factors. These factors include the rate and extent of growth in the markets that our asset groups serve, the realization of future sales price and volume increases, fluctuations in exchange rates, fluctuations in price and availability of key raw materials, fluctuations in discount rate, future operating efficiencies, and strategic alternative processes.

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

Sales and Distribution—Sales and distribution variable expenses consist of online advertising costs, marketing and promotional costs, sales and ecommerce platform commissions, fulfillment, including shipping and handling, and warehouse costs. Sales and distribution expenses also include employee compensation and benefits and other related fixed costs. Shipping and handling expenses are included in our consolidated statements of operations in sales and distribution expenses. This includes inbound, pick and pack costs and outbound transportation costs to ship goods to customers performed by e-commerce platforms or incurred directly by us, through our own direct fulfillment platform, which leverages our technology platform and third-party logistics partners. The Company’s expense for shipping and handling was $12.1 million and $19.0 million during fiscal years 2025 and 2024, respectively. Our sales and distribution expenses, specifically our logistics expenses and online advertising, will vary quarter to quarter as they are dependent on our sales volume, our product mix and whether we fulfill products ourselves, i.e., fulfillment by merchant (“FBM”), or through e-commerce platform service providers, i.e., fulfillment by Amazon (“FBA”) or fulfilled by Walmart (“WFS”). Products with less expensive fulfillment costs as a percentage of net revenue may allow for a lower gross margin, while still maintaining their targeted profitability level. Conversely, products with higher fulfillment costs will need to achieve a higher gross margin to maintain their targeted level of profitability. We are FBM One Day and Two Day Prime certified, allowing us to deliver our sales through Amazon to most customers within one or two days. We periodically review the locations and capacity of our third-party warehouses to ensure we have the appropriate geographic reach, which helps to reduce the average last mile shipping zones to the end customer and as such our speed of delivery improves while our shipping costs to customers decrease, prior to the impacts on shipping providers’ rates. For the years-ended December 31, 2025 and 2024, the Company recognized $7.3 million and $7.4 million, respectively, for advertising costs, which consists primarily of online advertising expense.

General and Administrative—General and administrative expenses include compensation and employee benefits for executive management, finance administration, legal, technology, and human resources, facility costs, insurance, travel, professional service fees, and other general overhead costs, including the costs of being a public company.

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

Foreign Currency—The functional currency of the Company’s foreign subsidiaries is the local currency. All assets and liabilities of foreign subsidiaries are translated at the current exchange rate as of the end of the period, and revenues and expenses are translated at the average exchange rates in effect during the period. The gain or loss resulting from the process of translating foreign currency financial statements into U.S. dollars is reflected as a foreign currency cumulative translation and reported as a component of accumulated other comprehensive income loss. Foreign currency transaction gains and losses resulting from or expected to result from transactions denominated in a currency other than the functional currency are recognized in other expense, net in the consolidated statements of operations. The Company recorded net loss from foreign currency transactions of $0.3 million for the year ended  December 31, 2025 and a net gain from foreign currency transactions of $0.1 million for the year ended December 31, 2024.

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

Warrant Liabilities—The fair values of the outstanding warrants were measured using the Black Scholes model. Inputs used to determine estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Generally, increases (decreases) in the fair value of the underlying stock and estimated term result in a directionally similar impact to the periodic fair value measurement of the outstanding warrant liabilities, and are recorded within the Change in fair value of warrant line item on the consolidated statement of operations.

The fair value of warrant liabilities was zero and $0.1 million at December 31, 2025 and 2024, which is included in accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Recent Accounting Pronouncements

In August 2023, the FASB finalized ASU 2023-09, Income Taxes (Topic 740). This ASU provides for certain updates to enhance the transparency about companies’ exposure to changes in tax legislation and the global tax risk they may face. Under the guidance, companies will be required to provide a breakout of amounts paid for taxes between federal, state, and foreign taxing jurisdictions, rather than a lump sum amount. Further, the rate reconciliation will require disaggregation into eight specific categories, with these categories further disaggregated by jurisdiction and for amounts exceeding 5 percent of their domestic tax rate. The rate reconciliation will need to also disclose both dollar amounts and percentages. This standard is effective for fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 13, Income Taxes in the accompanying notes to the consolidated financial statements for further detail.

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

On July 30, 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. The amendments will be effective for annual reporting periods beginning after December 15, 2025, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-05.

On December 8, 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which updates the current guidance by improving navigability of the required interim disclosures, clarifying when that guidance is applicable and adding a principle that requires entities to disclose events since the last annual reporting period that have a material impact on the entity. The amendments will be effective for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

We have reviewed all other recently issued accounting pronouncements and concluded that they were either not applicable or not expected to have a significant impact to the consolidated financial statements.

3.	INVENTORY

Inventory consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Inventory on-hand	$12,760	$12,484
Inventory in-transit	1,016	1,265
Inventory	$13,776	$13,749

The Company’s inventory on-hand is held either with Amazon or the Company’s other third-party warehouses. The Company does not have any contractual right of returns with its contract manufacturers. The Company’s inventory on-hand held by Amazon was approximately $4.5 million and $3.5 million as of  December 31, 2025 and December 31, 2024, respectively.

4.	ACCOUNTS RECEIVABLE, NET

Accounts receivable consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Trade accounts receivable	$2,460	$3,929
Allowance for credit losses	—	(147)
Accounts receivable, net	$2,460	$3,782

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Computer equipment and software	$482	$455
Furniture, fixtures and equipment	60	24
Building	841	783
Subtotal	1,383	1,262
Less: accumulated depreciation and amortization	(654)	(577)
Property and equipment–net	$729	$685

Depreciation expense for property and equipment totaled $0.1 million during the years-ended December 31, 2025 and 2024, respectively.

6.	FAIR VALUE MEASUREMENTS

The following tables summarize the fair value of the Company’s financial assets that are measured at fair value as of December 31, 2025 and December 31, 2024 (in thousands):

December 31, 2025
Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liabilities	—	—	—

	December 31, 2024
	Fair Value Measurement Category
	Level 1	Level 2	Level 3
Liabilities:
Fair value of warrant liabilities	—	—	109

The following table summarizes the Company's warrant activity during the year ended December 31, 2025 (in thousands):

December 31, 2025
Warrants liabilities as of January 1, 2025	$109
Change in fair value of warrants	(109)
Warrants liabilities as of December 31, 2025	$—

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

Prepaid and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Prepaid inventory	$461	$904
Restricted cash	1,015	1,015
Prepaid insurance	916	528
Prepaid freight forwarder	35	145
Other	555	598
Prepaid and Other Current Assets	$2,982	$3,190

8.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Accrued compensation costs	$55	$2,500
Accrued restructuring costs	532	-
Accrued accounting fees and consultants	310	235
Accrued logistics costs	89	98
Product related accruals	98	312
Sales tax payable	863	989
Sales return reserve	188	290
Accrued fulfillment expense	476	499
Accrued insurance premium financing	695	305
Federal payroll taxes payable	453	1,063
Accrued interest payable	44	81
Accrued legal fees	1,125	447
Accrued marketing fees	197	358
Warrant liabilities	—	109
All other accruals	1,257	1,518
Accrued and current liabilities	$6,382	$8,804

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

On March 25, 2025 (the “Third Amendment Effective Date”) the Company entered into Amendment No. 3 (the “3rd Amendment”) to the Credit Agreement. Material changes contained in the 3rd Amendment include, among other things, adding repurchase of the Company’s common stock of up to $1.5 million per year, consisting of up to $1.5 million in repurchases allowed during the period from March 25, 2025 through December 22, 2025, and up to an additional $1.5 million allowed during the period from December 23, 2025 through the maturity date, subject to certain liquidity and compliance conditions.

On August 29, 2025 (the “Fourth Amendment Effective Date”) the Company entered into Amendment No. 4 to the Credit Agreement. Material changes contained in Amendment No. 4 include a reduction to the Minimum Credit Party Liquidity covenant to $5.0 million, upon the Company’s delivery of a Liquidity Certificate evidencing liquidity of at least $6.8 million, the Minimum Liquidity Covenant Reduction Period will terminate and the covenant will increase to $6.8 million thereafter, and an Availability Reserve of $2.8 million during the Minimum Liquidity Covenant Reduction Period and $1.0 million thereafter.

On March 13, 2026, the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

The Company is in compliance with the financial covenants contained within the Credit Agreement as of December 31, 2025. As of May 2, 2025, the Company had temporarily suspended its share repurchase program.

The Company’s credit facility consisted of the following as of December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
MidCap Credit Facility	$4,449	$7,252
Less: deferred debt issuance costs	(134)	(192)
Less: discount associated with issuance of warrants	(56)	(112)
Total MidCap Credit Facility	$4,259	$6,948

Interest Expense, Net

Interest expense, net consisted of the following for the years-ended December 31, 2025 and 2024 (in thousands):

	December 31,	December 31,
	2025	2024
Interest expense	$957	$1,218
Interest income	(106)	(269)
Total interest expense, net	$851	$949

Securities Purchase Agreement and Warrants

In March 2022, the Company raised approximately $27.5 million through a private placement involving common stock and accompanying stock purchase warrants. The 590,637 common stock warrants issued in the transaction were classified as liabilities with subsequent remeasurement each quarter. As of December 31, 2025, these warrants remain outstanding and have no associated liability recorded on the Company’s Consolidated Balance Sheet due to the decline in the Company’s share price.

10.	STOCKHOLDERS’ EQUITY

Common Shares—The Company has one class of common shares issued and available. Each share of common stock has the right to one vote per share.

11.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of December 31, 2025, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Company’s board of directors (the “Board”) adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of December 31, 2025, 828,316 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of December 31, 2025, 193,476 shares were reserved for future issuance under the Inducement Plan.

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

The reverse stock split is deemed an equity restructuring pursuant to ASC 718, Compensation - Stock Compensation. The Company's equity plans incorporate anti-dilutive provisions for existing equity awards, including restricted stock and stock options, to maintain the value of all awards post-reverse stock split. Consequently, there were no changes in the fair value of the awards attributable to the reverse stock split, and no impact on stock-based compensation for the year ended December 31, 2025 and 2024.

The following is a summary of stock options activity during the year ended December 31, 2025:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2025	13,051	$109.62	4.00
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	—	$—	—
Balance—December 31, 2025	13,051	$109.62	2.55
Exercisable as of December 31, 2025	13,051	$109.62	2.55
Vested and expected to vest as of December 31, 2025	13,051	$109.62	2.55

As of December 31, 2025, all options have been fully expensed.

A summary of restricted stock activity within the Company’s equity plans and changes for the year ended December 31, 2025, is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2025	1,310,989	$3.43
Granted	1,618,653	$1.43
Vested	(1,249,194)	$2.80
Forfeited	(342,348)	$2.63
Nonvested at December 31, 2025	1,338,100	$1.80

As of December 31, 2025, the total unrecognized compensation expense related to unvested shares of restricted common stock was $1.8 million, which the Company expects to recognize over an estimated weighted-average period of 1.51 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. The following table summarizes the total stock-based compensation expense by function, including expense related to consultants for years-ended December 31, 2025 and 2024.

	December 31,	December 31,
	2025	2024
	(in thousands)
Sales and distribution expenses	$427	$1,783
General and administrative expenses	1,753	5,727
Total stock-based compensation expense	$2,180	$7,510

12.	COMMITMENT AND CONTINGENCIES

Inventory Purchases—As of December 31, 2025 and 2024, the Company had $2.9 million and $9.2 million, respectively, of inventory purchase orders placed with vendors waiting to be fulfilled.

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of December 31, 2025 and 2024, the Company estimates that the potential liability, including current sales tax payable is approximately $0.9 million and $1.0 million, which has been recorded in accrued and other current liabilities on the Consolidated Balance Sheets. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

Product Remediation Costs—During the year ended December 31, 2025, the Company accrued approximately $0.4 million for estimated costs associated with addressing a product performance matter involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs are included in cost of goods sold on the Consolidated Statement of Operations.

In February 2026, we announced a voluntary recall in coordination with the CPSC for approximately 195,000 units of our PurSteam Mighty Lil Steamers and Elite Travel Steamers due to reports of hot water expelling from the nozzle. We have incurred, and expect to continue to incur, costs related to this recall, including refund payments and legal expenses. As a result of this recall, a putative class action complaint, Sarah Brannon v. Aterian, Inc., was filed against us on March 6, 2026, in the U.S. District Court for the District of New Jersey. The complaint alleges various violations, including breach of implied warranty, unjust enrichment, and violations of the New Jersey Products Liability Act. While the Company ceased selling these steamers in 2024, the defense of this existing litigation, and the potential for additional product liability or class action lawsuits, could result in significant legal expenses, settlements, or judgments.

Leases—The Company’s minimum lease liabilities are not material to the Company's consolidated financial statements as of December 31, 2025 and 2024.

13.	INCOME TAXES

Loss before provision for income taxes consisted of the following for the periods indicated (in thousands):

	December 31,	December 31,
	2025	2024
Domestic	$(18,389)	$(11,896)
International	(554)	(13)
Total	$(18,943)	$(11,909)

The components of the Company’s income tax provision were as follows for the periods indicated (in thousands):

	December 31,	December 31,
	2025	2024
Current:
Federal	$—	$—
State	41	37
Foreign	—	(79)
Total current income tax expense	41	(42)

Deferred:
Federal	—	—
State	—	—
Foreign	—	(5)
Total deferred income tax benefit	—	(5)
Total income tax benefit	$41	$(47)

For the year ended December 31, 2025, we adopted ASU 2023-09 prospectively. A reconciliation of the U.S. federal statutory income tax rate to our effective tax rate pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025 is as follows (in thousands):

	December 31, 2025
	$	%
U.S. federal statutory tax rate	$(3,978)	21.0%
State and local income taxes, net of federal income tax effects(1)	38	(0.2)%
Foreign tax effects:
UK	113	(0.6)%
Canada	—	—%
Ireland	—	—%
China	4	—%
Effect of changes in tax laws or rates	—	—%
Effect of cross-border tax laws	—	—%
Tax credits	—	—%
Changes in valuation allowances	2,932	(15.5)%
Nontaxable or nondeductible items:
Stock based compensation	405	(2.1)%
Other	32	(0.2)%
Change in unrecognized tax benefits	—	—%
Other adjustments:
Deferred true up - intangibles	596	(3.1)%
Other	(101)	0.5%
Total income tax benefit	$41	(0.2)%

(1)	The majority of the Company’s state and local income tax expense is attributable to operations in California, New York, New York City and Texas, which collectively represent more than 50% of the total state and local income tax rate reconciliation category. The Company files income tax returns in multiple state jurisdictions; however, its primary state tax exposure is concentrated in these jurisdictions due to the location of its operations and apportionment factors.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31, 2024 in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

December 31, 2024
Income tax benefit at statutory rates	$(2,501)
Warrant liabilities	(177)
Stock compensation	883
Other permanent differences	—
Foreign rate differential	(1)
State income taxes, net of federal tax benefit	(311)
Other	404
Prior year true-up adjustments	(2,194)
Valuation allowance	3,850
Total income tax benefit	$(47)

The Company’s effective tax rate was (0.2)% and 0.4% for the years ended December 31, 2025 and December 31, 2024, respectively. The effective tax rate for 2025 was principally due to tax benefits incurred related to the operations of the Company's UK business, non-deductible executive stock compensation expense, and the change in the fair value of the warrant liabilities. The effective tax rate for 2024 was principally due to tax benefits incurred related to the operations of the Company's UK business, the change in fair value of the warrant liabilities, and true-up adjustments recorded in connection with the Company’s filed tax returns, primarily offset by the impact of non-deductible executive stock compensation expense and changes in the valuation allowance.

The Company’s deferred tax assets and liabilities as of the dates indicated were as follows (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Allowance for credit losses	$—	$35
Inventory Reserve	455	325
Other Accruals	—	320
Accrued Bonus	—	618
Net operating loss carryforwards	65,734	58,459
Stock options	554	567
Interest expense limitation	11,548	11,058
Intangibles (definite life)	9,781	8,909
Intangibles (indefinite life)	16,882	19,669
Other	1,694	2,211
Total deferred tax assets before valuation allowance	106,648	102,171
Valuation allowance	(106,221)	(101,890)
Net deferred tax assets	427	281
Deferred tax liabilities:
Prepaid expenses	(419)	(281)
Depreciation	(5)	—
Other	(3)	—
Net deferred tax liabilities	(427)	(281)
Deferred tax liability, net	$—	$—

For the year ended December 31, 2025, we adopted ASU 2023-09 prospectively. The amount of cash income taxes paid by the Company were as follows (in thousands):

December 31, 2025
Federal	$—
State and local:
New Jersey	5
Texas	40
Other	5
Foreign:
United Kingdom	—
Canada	—
Ireland	—
China	—
Income taxes paid, net	$50

For the year ended December 31, 2024, cash income taxes paid by the company were $0.2 million.

The Company has temporary differences due to differences in recognition of revenue and expenses for tax and financial reporting purposes, principally related to net operating losses, inventory, depreciation, and other expenses that are not currently deductible or realizable. As of December 31, 2025, the Company had federal net operating loss carryforwards of approximately $269.3 million, $31 million of which, if not utilized, begin to expire in 2034 and approximately $237.9 million can be carried forward indefinitely but are limited to 80% of Federal taxable income. The Company also had state and local net operating losses of $200.8 million that expire between 2026 and 2036, depending on the state, if not used. As of December 31, 2024, the Company had federal net operating loss carryforwards of approximately $241.7 million, $31.1 million of which, if not utilized, begin to expire in 2034 and approximately $210.6 million can be carried forward indefinitely but are limited to 80% of Federal taxable income. The Company also had state and local net operating losses of $150.3 million that expire between 2035 and 2044, depending on the state, if not used. The Company’s ability to utilize its NOL carryforwards may be limited pursuant to Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), if the Company has had a change in ownership of more than 50% of its capital stock over a three-year period pursuant to Section 382 of the Code. These complex changes of ownership rules generally focus on ownership changes involving stockholders owning directly or indirectly 5% or more of a company’s stock, including certain public “groups” of stockholders as set forth by Section 382 of the Code, including those arising from new stock issuances and other equity transactions.

In response to COVID-19, various governments worldwide have enacted, or are in the process of enacting, measures to provide relief to businesses negatively affected by the pandemic. On March 27, 2021, the Coronavirus Aid, Relief and Economic Security Act ("CARES Act") was signed into law in the U.S. The CARES Act provides relief to U.S. corporations through financial assistance programs and modifications to certain payroll and income tax provisions. In connection with the CARES Act and other financial relief measures worldwide, the Company received $1.3 million of payroll related credits, of which $0.6 million has been utilized during the year ended December 31, 2025, with the remaining credits to be utilized over the next two years. The payroll related credits are recorded in accrued and other current liabilities within the consolidated balance sheets.

The Company regularly assesses the realizability of its deferred tax assets and establishes a valuation allowance if it is more-likely-than-not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Due primarily to the Company’s history of net operating losses, the Company believes it is more likely than not its federal, state and foreign deferred tax assets will not more likely than not be realized as of December 31, 2025. Accordingly, the deferred tax assets have been fully offset by a valuation allowance. The valuation allowance for the year ended  December 31, 2025 increased by $4.3 million.

The Company’s major taxing jurisdictions are New Jersey, New York, New York City, Florida, Texas, Pennsylvania, Tennessee, Virginia, California, and the United Kingdom. The Company files a U.S. Consolidated income tax return as well as tax returns in certain foreign jurisdictions. The Company is subject to examination in these jurisdictions for all years since inception. Fiscal years outside the normal statute of limitations remain open to audit due to tax attributes generated in the early years which have been carried forward and may be audited in subsequent years when utilized. The Company is currently under examination by the Internal Revenue Service for its 2023 federal income tax return. The Company may be subject to audits covering a variety of tax matters by taxing authorities in any taxing jurisdiction where the Company conducts business. While the Company believes that the tax returns filed, and tax positions taken are supportable and accurate, some tax authorities may not agree with the positions taken. This can give rise to tax uncertainties which, upon audit, may not be resolved in the Company’s favor. As of December 31, 2025 and 2024, the Company has not recorded any tax contingency accruals for uncertain tax positions.

The Company had no unrecognized tax benefits as of December 31, 2025 and 2024.

14.	RELATED PARTY TRANSACTIONS

None.

15.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	December 31,	December 31,
	2025	2024
Net loss	$(18,984)	$(11,862)
Weighted-average number of shares used in computing net loss per share, basic and diluted	7,932,889	7,069,404
Net loss per share, basic and diluted	$(2.39)	$(1.68)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	2,245,766	2,007,676

16.	INTANGIBLES

The following tables summarize the changes in the Company’s intangible assets as of December 31, 2025 and December 31, 2024 (in thousands):

	January 1, 2025	Year Ended December 31, 2025		December 31, 2025	December 31, 2025
	Gross Carrying Amount	Additions	Impairments(2)	Accumulated Amortization	Net Book Value
Trademarks(1)	$21,285	$—	$(2,401)	$(16,148)	$2,736
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships(1)	5,700	—	(1,421)	(2,660)	1,619
Software	38	—	—	(22)	16
Other	700	—	—	(700)	—
Total intangibles(1)	$27,746	$—	$(3,822)	$(19,553)	$4,371

(1)	As of December 31, 2025, the weighted-average remaining amortization period for Trademarks and Customer Relationships was 5.25 years and 5.33 years, respectively. The weighted-average remaining amortization period for total intangibles was 5.28 years.
(2)	In December 2025, the Company announced that its Board of Directors had initiated a process to explore strategic alternatives to maximize shareholder value. This announcement constituted a triggering event under ASC 350, Intangibles—Goodwill and Other, requiring the Company to perform an interim impairment assessment of its definite-lived brand intangible assets. The Company estimated the fair value of its definite-lived brand assets using market-based inputs, including indicative valuations from market participants obtained during the strategic alternative process. Based on this assessment, the Company determined that the carrying value of certain brand intangible assets exceeded their estimated fair value. Accordingly, the Company recorded a non-cash impairment charge of approximately $3.8 million during the fourth quarter of 2025. The impairment charge is included within impairment loss on intangibles on the Consolidated Statement of Operations.

	January 1, 2024	Year-Ended December 31, 2024		December 31, 2024	December 31, 2024
	Gross Carrying Amount	Additions	Impairments	Accumulated Amortization	Net Book Value
Trademarks	$21,285	—	$—	$(15,166)	$6,119
Non-competition agreement	11	—	—	(11)	—
Transition services agreement	12	—	—	(12)	—
Customer relationships	5,700	—	—	(2,090)	3,610
Software	—	38	—	(10)	28
Other	700	—	—	(700)	—
Total intangibles	$27,708	$38	$—	$(17,989)	$9,757

The Company’s intangible assets are amortized on a straight-line basis over their estimated useful lives, which are 5 to 15 years for trademarks, 3 to 5 years for non-competition agreements, the term of the contract for transition services agreements, 5 to 15 years for customer relationships, and 3 to 5 years for software.

The Company recognized $1.6 million in intangibles amortization expense during the year ended  December 31, 2025 and December 31, 2024.

The following table sets forth the estimated aggregate amortization of our in-place intangible assets and favorable intangible assets for the next five years and thereafter (amounts in thousands):

2026	$839
2027	829
2028	826
2029	826
2030	814
Thereafter	237
Total	$4,371

17.	RESTRUCTURING

On May 14, 2025, the Company announced a fixed cost reduction plan, which included a workforce reduction affecting approximately 20 employees. The Company has substantially completed this reduction as of the year ended December 31, 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.9 million, of which $1.1 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the year ended December 31, 2025. Severance payments are expected to be made through the second quarter of 2026.

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

The following table provides a summary of the restructuring costs incurred:

	December 31,	December 31,
	2025	2024
	(in thousands)	(in thousands)
Employee severance	$1,906	$674
Other restructuring costs(1)	—	(109)
Total restructuring costs	$1,906	$565

(1) Includes reversal of costs associated with a contract settlement during the year ended December 31, 2024.

The following table provides a summary of the Company's total restructuring reserve:

Employee Severance
Balance – December 31, 2024	$—
Charges	1,906
Usage-cash	(1,373)
Usage-noncash	(1)
Balance – December 31, 2025	$532

As of December 31, 2025, the Company had a liability of $0.5 million for restructuring costs, which was included in accrued and other current liabilities on the Consolidated Balance Sheet.

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

The Company has determined that it has one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income (loss) to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow operating margin and the allocation of budget between cost of goods sold, variable sales costs, and other vendor and payroll expenses.

	December 31,	December 31,
	2025	2024
Net revenue	$68,975	$99,045
Less:
Cost of goods sold	29,825	37,550
Variable sales costs (1)	32,392	44,553
Other vendor and payroll expenses	17,110	19,566
Depreciation and amortization	1,619	1,689
Impairment loss on intangibles	3,822	—
Stock-based compensation expense	2,180	7,510
Other segment items(2)	1,011	39
Net loss	$(18,984)	$(11,862)

(1)	Variable sales costs primarily include e-commerce platform commissions, online advertising, and selling and logistics expenses.
(2)	Other segment items primarily include income taxes, interest expense, other (income) expense, and the change in fair value of warrant liabilities.

The CODM does not use total assets as a financial metric when making key operating decisions.

19.	SUBSEQUENT EVENTS

Restructuring

In January 2026, the Company implemented a fixed cost reduction plan that included a workforce reduction affecting approximately 16 employees and independent contractors. The Company expects to substantially complete this reduction by the end of the first quarter of 2026. The Company expects to recognize restructuring charges in connection with the plan, primarily related to severance, of $0.3 million. The Company expects the charges will be recognized and paid in the first quarter of 2026.

Tariffs

On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources Inc. v. Trump that the International Emergency Economic Powers Act (IEEPA) does not authorize the President to impose tariffs. This ruling effectively invalidated several tariff regimes in effect during 2025 under which the Company paid significant duties. While this decision may entitle the Company to refunds for previously paid IEEPA tariffs, the timing and process for such refunds remain uncertain, and no asset has been recognized as of December 31, 2025.

Furthermore, on February 24, 2026, the U.S. government implemented a new 10% baseline global tariff under Section 122 of the Trade Act of 1974 for a period of 150 days, unless extended by Congress. The Company is currently evaluating the impact of these new tariffs on its 2026 cost of goods sold and overall financial condition.

Product Recall

In February 2026, the Company announced a voluntary recall in coordination with the CPSC for approximately 195,000 units of our PurSteam Mighty Lil Steamers and Elite Travel Steamers due to reports of hot water expelling from the nozzle, which has resulted in reported burn injuries.

In March 2026, a purported class action complaint was filed against the Company in the United States District Court for the District of New Jersey (Sarah Brannon v. Aterian, Inc.) relating to the recalled products. The complaint alleges, among other things, breach of warranty, consumer protection violations, and product liability claims and seeks unspecified damages and other relief. The Company intends to vigorously defend itself in this matter. At this time, the Company is unable to reasonably estimate a potential loss or range of loss associated with this litigation.

Midcap Credit Facility Amendment

On March 13, 2026, the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

The Company conducted a review for additional subsequent events and determined that no additional subsequent events had occurred through the issuance date that would require additional disclosures.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our principal executive officer and principal financial officer have concluded, based on their evaluation, that our disclosure controls and procedures were effective as of December 31, 2025. This Annual Report does not include an attestation report of our registered public accounting firm.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in “Internal Control-Integrated Framework.” Based on management’s assessment using the COSO criteria, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Insider Trading Arrangements and Related Disclosure

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table provides information regarding our executive officers and directors as of December 31, 2025:

Name	Age	Position(s)
Executive Officers:
Arturo Rodriguez	50	Chief Executive Officer
Joshua Feldman	48	Chief Financial Officer

Non-Employee Directors:
Bari A. Harlam	64	Director
William Kurtz	68	Director
Susan Lattmann	58	Director

There are no family relationships among any of the directors or executive officers.

Executive Officers

Arturo Rodriguez has served as our Chief Executive Officer since June 2024. Mr. Rodriguez also served as our Co-CEO from July 2023 until June 2024 and our Chief Financial Officer from March 2021 until June 2024. Prior to that, he served as our Senior Vice President of Finance since September 2017. Prior to joining the Company, Mr. Rodriguez served as Chief Accounting Officer and Global Controller for Piksel, Inc. from July 2012 to September 2017 and also held the role of Interim Chief Operating Officer in 2017. From 2000 to 2011, Mr. Rodriguez held several financial leadership roles with the Atari Group, most notably Acting Chief Financial Officer of Atari, Inc. (Nasdaq: ATAR) from 2007 to 2008, and Deputy CFO of Atari SA (Euronext: ATA) from 2008 to 2010. Mr. Rodriguez started his career at Arthur Andersen LLP in 1997 and is a Certified Public Accountant in the State of New York. Mr. Rodriguez holds a Bachelor of Business Administration – Accounting from Hofstra University.

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

William Kurtz has served as a director since August 2019. Mr. Kurtz is a senior financial and operations executive with over 30 years of experience operating as chief financial officer or chief operating officer at several private and public technology companies on the East Coast and in Silicon Valley. From 2016 to Nov 2025,  he has served as a member of the board of directors of Verint Systems Inc., a customer experience software SaaS company, and served as its lead independent director from July 2024 to November 2025, and as a member of the Audit Committee and the Nominating & Governance Committee from Oct 2016 to November 2025. Since May 2023, he has served as a member of the board of directors of Sportradar Group, AG, a data analytics and content provider to sports betting operators, and he currently serves as the chairman of the Audit Committee. Mr. Kurtz has served as the interim Chief Financial Officer of LightForce Orthodontics Inc since October 2024 and has served as a member of the board of directors of LightForce Orthodontics Inc since January 2024 and is chairman of its Audit Committee.  Mr. Kurtz has served as the Chief Financial and Commercial Officer for Ripcord, Inc., since January 2021 and as its Chief Commercial Officer since April 2021, and served as its interim Chief Executive Officer from June 2021 through January 2022 while the company conducted a search for a chief executive officer. He is also a member of the Board of Ripcord Inc. Mr. Kurtz also served as a Strategic Advisor for Bloom Energy Corporation, a manufacturer of on-site power generation platforms, from January 2019 to January 2021 and previously served as its Chief Commercial Officer (from May 2015 to December 2018) and Chief Commercial & Financial Officer (from March 2008 to May 2015). Mr. Kurtz has also held several CFO or other senior finance and operations roles at a variety of organizations, including Novellus Systems, Inc. (from September 2005 to February 2008), Engenio Information Technologies, Inc. (from March 2004 to August 2005), 3PARdata, Inc. (from July 2001 to February 2004), Scient Corporation (from August 1998 to June 2001), AT&T Corporation (from July 1983 to July 1998) and Price Waterhouse & Co./Brout & Company (from June 1979 to July 1983). Mr. Kurtz also served as a member of the board of directors and chair of the audit committee of Violin Memory Inc. (from November 2014 to February 2017), PMC-Sierra, Inc. (from April 2003 to January 2016), AuraSound, Inc. (from August 2010 to April 2012), ONStor, Inc. (from January 2008 to July 2009) and Redback Networks Inc. (from October 1999 to January 2007). Mr. Kurtz holds a Bachelor of Science in Commerce from Rider University and a Master of Science in Management Sciences from Stanford University. We believe Mr. Kurtz is qualified to serve as a member of our Board due to his experience as chief financial officer and chief operating officer and his experience in private and public technology companies.

Susan Lattmann has served as a director since February 2022. She currently serves on the Boards of Superior Group of Companies (Nasdaq: SGC) since February 2024 and Farmer Focus, a privately held organic poultry company, since November 2021. At SGC, she is a member of the Nominating and Governance, Compensation, and Audit Committees, and she serves as Chair of the Audit Committee at Farmer Focus. Ms. Lattmann previously served on the Board of Landsea Homes Corporation (Nasdaq: LSEA) from January 2022 to June 2023 and again from January 2025 through July 2025, where she was Co-Chair of the Compensation Committee. Since July 2021, Ms. Lattmann has been the Chief Financial Officer of The Row, an international luxury apparel retailer. From 1996 to 2019, she held senior leadership roles at Bed Bath & Beyond Inc., including Chief Financial Officer and Chief Administrative Officer. She began her career with Arthur Andersen LLP. Ms. Lattmann holds a Bachelor of Science degree with honors from Bucknell University and is a Certified Public Accountant. We believe she is qualified to serve on our Board due to her extensive financial acumen and leadership experience across both public and private companies.

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

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Our Audit Committee is comprised of Mr. Kurtz, Ms. Lattmann and Ms. Harlam. Ms. Lattmann serves as Chairperson of the committee. Each member of the Audit Committee must be independent as defined under the applicable rules and listings standards of The Nasdaq Stock Market LLC (the “Nasdaq Rules”) and SEC rules and financially literate under the Nasdaq Rules. Our Board has determined that each member of the Audit Committee is “independent” and “financially literate” under the Nasdaq Rules and the SEC rules and that Ms. Lattmann is an “audit committee financial expert” under the rules of the SEC. The responsibilities of the Audit Committee are included in a written charter. The Audit Committee acts on behalf of our Board in fulfilling our Board’s oversight responsibilities with respect to our accounting and financial reporting processes, the systems of internal control over financial reporting and audits of financial statements and reports, and also assists our Board in its oversight of the quality and integrity of our financial statements and reports and the qualifications, independence and performance of our independent registered public accounting firm. For this purpose, the Audit Committee performs several functions. The Audit Committee’s responsibilities include, among others:

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

Director Nominations

No material changes have been made to the procedures by which security holders may recommend nominees to our Board from those that were described in our Definitive Proxy Statement for our 2025 Annual Meeting of Stockholders that was filed with the SEC on June 25, 2025.

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

Item 11. Executive Compensation.

The following overview describes the material elements of compensation for the following individuals who served as our named executive officers for the year that ended on December 31, 2025 (“Named Executive Officer”), which consists of our Chief Executive Officer, up to two other most highly compensated executive officers who were serving as executive officers as of December 31, 2025, and up to two additional individuals who would have been most highly compensated executive officers but for the fact that such individual was not serving as an executive officer as of December 31, 2025 are:

•	Arturo Rodriguez, our Chief Executive Officer;

•	Joshua Feldman, our Chief Financial Officer; and

•	Roi Zahut, our Former Chief Technology Officer

Summary Compensation Table

The following table sets forth certain information with respect to the compensation paid to our Named Executive Officers for the fiscal years-ended December 31, 2025 and 2024:

		Salary/Fees	Bonus	Stock Awards	All Other Compensation	Total
Name and principal position	Year	$	$	$(1)	$	$
Arturo Rodriguez	2025	378,778	—	405,417	759	784,954
Chief Executive Officer	2024	342,916	264,308	774,400	759	1,382,383
Joshua Feldman	2025	310,018	—	193,056	23,905	526,979
Chief Financial Officer	2024	296,124	151,733	271,895	21,443	741,195
Roi Zahut (2)	2025	259,508	—	125,486	3,291	388,285
Former Chief Technology Officer	2024	—	—	—	—	—

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

(2)	On October 30, 2025, Roi Zahut resigned as Chief Technology Officer of the Company, effective as of November 3, 2025.

Narrative Disclosure to Summary Compensation Table

Employment and Severance Agreements

Arturo Rodriguez —We entered into an offer letter with Mr. Rodriguez, dated September 18, 2017. Pursuant to the offer letter, Mr. Rodriguez’s base salary was initially $250,000 per year. During his employment, Mr. Rodriguez has received various base salary adjustments and his salary at the beginning of 2025 was $360,000 annually.  Effective April 1, 2025, Mr. Rodriguez received an increase in base salary to $385,000.

Joshua Feldman —We entered into an offer letter with Mr. Feldman, dated March 30, 2022. Pursuant to the offer letter, Mr. Feldman’s base salary was initially $270,000 per year. During his employment, Mr. Feldman has received various base salary adjustments and his salary at the beginning of 2025 was $310,000 annually.

Roi Zahut —We entered into an offer letter with Mr. Zahut, dated January 14, 2019. Pursuant to the offer letter, Mr. Zahut's base salary was initially $225,000 per year. During his employment, Mr. Zahut received various base salary adjustments and his salary at the beginning of 2025 was $310,000 annually.

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

On June 11, 2025, we granted 291,667 restricted shares to Mr. Rodriguez, 138,889 restricted shares to Mr. Feldman, and 90,278 restricted shares to Mr. Zahut pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). One-third of the restricted shares shall vest on June 11, 2026, and 1/12th of the restricted shares shall vest each quarterly period thereafter, as described in more detail in the “Outstanding Equity Awards at December 31, 2025" table below. All 90,278 shares granted to Mr. Zahut were forfeited on November 3, 2025 when he resigned from the Company.

On June 11, 2025, in settlement of the executive's 2024 performance bonus, we granted 190,150 restricted shares to Mr. Rodriguez pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). All 190,150 of the restricted shares vested on March 11, 2026, as described in more detail in the “Outstanding Equity Awards at December 31, 2025" table below.

On June 11, 2025, in settlement of the executive's 2024 performance bonus, we granted 109,160 restricted shares to Mr. Feldman pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). All 109,160 of the restricted shares vested on December 11, 2025.

On June 11, 2025, in settlement of the executive's 2024 performance bonus, we granted 109,160 restricted shares to Mr. Zahut pursuant to the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”). All 109,160 of the restricted shares vested on December 11, 2025, pursuant to Mr. Zahut's separation agreement .

Perquisites, Health, Welfare and Retirement Plans and Benefits

We provide healthcare coverage to our employees. In addition, we have adopted a 401(k) plan for eligible employees. However, we do not currently match any portion of the contributions made by our employees to the 401(k) plan.

Outstanding Equity Awards at December 31, 2025

The following table presents certain information concerning outstanding equity awards held by each of the Named Executive Officers at December 31, 2025:

		Option awards				Stock awards
Name	Grant date	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price per share ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (1) ($)
Arturo Rodriguez	9/15/2018	1,895	—	81.48	9/15/2028	—	—
	12/28/2018	8,547	—	116.64	12/28/2028	—	—
	6/12/2023	—	—	—	—	12,840	$8,937
	9/13/2023	—	—	—	—	19,708	$13,717
	4/26/2024	—	—	—	—	88,000	$61,248
	6/26/2024	—	—	—	—	88,000	$61,248
	6/11/2025	—	—	—	—	291,667	$203,000
	6/11/2025	—	—	—	—	190,150	$132,344
Joshua Feldman	6/12/2023	—	—	—	—	3,126	$2,176
	10/16/2023	—	—	—	—	3,488	$2,428
	5/6/2024	—	—	—	—	20,834	$14,500
	6/26/2024	—	—	—	—	30,667	$21,344
	6/11/2025	—	—	—	—	138,889	$96,667
Roi Zahut (2)	6/12/2023	—	—	—	—	—	—
	4/26/2024	—	—	—	—	—	—
	6/11/2025	—	—	—	—	—	—

(1)

Represents the market value of the unvested shares underlying the restricted stock awards as of December 31, 2025, based on the closing price of our common stock on such date, as reported on the Nasdaq Capital Market, which was $0.70 per share. These amounts do not reflect the actual economic value that will be realized by the Named Executive Officer upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards.

(2)	On October 30, 2025, Roi Zahut resigned as Chief Technology Officer of the Company, effective as of November 3, 2025.

Non-Employee Director Compensation

Effective August 1, 2021, our compensation committee of the Board (the “Compensation Committee”) approved a formal non-employee director compensation policy, which was amended on August 16, 2024. Pursuant to such policy, our non-employee directors were paid the amounts in the table below for the year ended December 31, 2025. As revised on August 16, 2024, non-employee director compensation (prorated for service for a partial year), which, at each director’s election was payable one-third in cash and two-thirds in shares of restricted common stock, was as follows: (i) $150,000 per year to each director; (ii) $55,000 per year to the chairperson of the Board; (iii) $20,000 per year to the chairperson of the Audit Committee; (iv) $15,000 per year to the chairperson of the Compensation Committee ; (v) $10,000 per year to other members of the Audit Committee; and (vi) $7,500 to other members of the Compensation Committee.

On August 16, 2024, Mr. William Kurtz and the Company entered into an Advisor Agreement effective August 1, 2024 (the “Advisor Agreement”), pursuant to which Mr. Kurtz acts as an advisor to senior management of the Company. The initial term of the Advisor Agreement was for six months and, subject to the agreement of the Company and Mr. Kurtz, may be extended for an additional six-month period. Mr. Kurtz is paid $8,750 per month for his services pursuant to the Advisor Agreement. Upon expiration of the initial term, the Advisor Agreement was extended on a month-to-month basis.

The following table sets forth summary information concerning compensation paid or accrued to the members of our Board for services rendered to us for the fiscal year ended December 31, 2025:

	Fees Earned or Paid in Cash	Option Awards	Stock Awards	All Other Compensation	Total
Name(1)	$	$	$(2)	$	$
William H. Kurtz	$227,500	—	$99,884	—	$327,384
Bari A. Harlam (4)	$73,859	—	$99,884	—	$173,743
Sarah Liebel(3)	$37,011	—	$—	—	$37,011
Susan Lattmann	$77,500	—	$99,884	—	$177,384

(1)

Arturo Rodriguez, our Chief Executive Officer did not receive compensation for services as a director as he was an employee of the Company while serving on the Board. Mr. Rodriguez’s compensation is included in the section entitled “Summary Compensation Table” of this Annual Report on Form 10-K above.

(2)

The amounts in this column represent the aggregate grant date fair value of the restricted stock awards computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 11 to our Consolidated Financial Statements included in this Annual Report on Form 10-K. These amounts do not reflect the actual economic value that will be realized by the director upon the vesting of the restricted stock awards or the sale of the common stock underlying such restricted stock awards. As of December 31, 2025, our non-employee directors held the following number of shares of restricted common stock: Ms. Harlam 137,260 shares; Ms. Lattmann 136,910 shares; and Mr. Kurtz 115,528 shares.

(3)	On June 24, 2025, Sarah Liebel notified the Board of Directors of her intent to not stand for reelection at the Company’s 2025 Annual Meeting of Stockholders and to retire from the Board effective as of the conclusion of the Annual Meeting on August 12, 2025.

(4)	Director fees for Ms. Harlam include an excess payment of approximately $3 thousand, which the Company will offset against her scheduled compensation for the second quarter of 2026.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee consists of three directors, each of whom is a non-employee director: Ms. Harlam, Mr. Kurtz and Ms. Lattmann with Ms. Harlam serving as the Chairperson of the Compensation Committee. During 2025, none of the foregoing were an officer or employee of ours, was formerly an officer of ours or had any relationship requiring disclosure by us under Item 404 of Regulation S-K. No interlocking relationship as described in Item 407(e)(4) of Regulation S-K exists between any of our executive officers or Compensation Committee members, on the one hand, and the executive officers or compensation committee members of any other entity, on the other hand, nor has any such interlocking relationship existed in the past.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth additional information as of December 31, 2025 with respect to the shares of common stock that may be issued upon the exercise of options and other rights under our existing equity compensation plans and arrangements in effect as of December 31, 2025. The information includes the number of shares covered by, and the weighted average exercise price of, outstanding options and the number of shares remaining available for future grant, excluding the shares to be issued upon exercise of outstanding options.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights(a)	Weighted-average exercise price of outstanding options, warrants and rights(b)(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a)(c)(2)
Equity compensation plans approved by security holders(3)(4)	10,633	$117.19	828,316
Equity compensation plans not approved by security holders(5)	2,418	$76.32	193,476
Total	13,051	$109.62	1,021,792

(1)	Consists of the weighted average exercise price of outstanding options as of December 31, 2025.

(2)	Consists entirely of shares of common stock that remain available for future issuance under the 2018 Plan as of December 31, 2025.

(3)	Consists of options outstanding as of December 31, 2025 under the 2018 Plan.

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

(5)	Consists of options outstanding as of December 31, 2025 under the 2014 Plan and securities remaining available for future issuance for the Inducement Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 12, 2026, with respect to the beneficial ownership of shares of our common stock by:

•	each of our directors;

•	each of the Named Executive Officers;

•	all of our current directors and executive officers as a group; and

•	each person, or group of affiliated persons, known to us to be the beneficial owner of more than five percent of our common stock.

This table is based upon information supplied by officers, directors and principal stockholders and a review of Section 16 filings and/or Schedules 13D and 13G, if any, filed with the SEC. Other than as set forth below, we are not aware of any beneficial owner of more than five percent of our common stock as of March 12, 2026. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

We have determined beneficial ownership in accordance with the rules of the SEC. We have deemed shares of our common stock subject to warrants and options that are currently exercisable or exercisable within 60 days of March 12, 2026 to be outstanding and to be beneficially owned by the person holding the option for the purpose of computing the percentage ownership of that person but have not treated them as outstanding for the purpose of computing the percentage ownership of any other person. Percentage ownership of our common stock is based on 10,823,802 shares of our common stock outstanding as of March 12, 2026.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Aterian, Inc., 350 Springfield Avenue, Suite 200, Summit, NJ 07901.

	Beneficial Ownership of Common Stock
	Number of Shares		%(1)
Greater than 5% Stockholders:
Armistice Capital Master Fund Ltd.	1,173,359	(2)	9.8%

Named Executive Officers and Directors:
Arturo Rodriguez	1,022,780	(3)	9.4%
Joshua Feldman	497,442	(4)	4.6%
William Kurtz	155,922	(5)	1.4%
Bari A. Harlam	161,991	(6)	1.5%
Susan Lattmann	162,465	(7)	1.5%
All current executive officers and directors as a group (5 persons)	2,000,601	(8)	18.4%

(1)

For each person and group included in this table, percentage ownership is calculated by dividing the number of shares beneficially owned by such person or group by the sum of the number of shares of common stock outstanding as of March 12, 2026, plus the number of shares of common stock that such person or group had the right to acquire within 60 days after March 12, 2026.

(2)

Comprises 1,173,359 warrants that are exercisable within 60 days after March 12, 2026. The securities are directly held by Armistice Capital Master Fund Ltd. (the “Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by (i) Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund; and (ii) Steven Boyd, as the Managing Member of Armistice Capital. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The address of Armistice Capital Master Fund Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022.

(3)

Mr. Rodriguez’s holdings consist of (i) 503,254 shares of common stock held directly, (ii) 10,442 shares of common stock issuable pursuant to stock options that are exercisable within 60 days after March 12, 2026, (iii) 507,894 shares of restricted common stock that are subject to vesting, and (iv) 1,190 of warrants that are exercisable within 60 days after March 12, 2026. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(4)

Mr. Feldman's holdings consist of (i) 222,759 shares of common stock held directly, and (ii) 274,683 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(5)

Mr. Kurtz’s holdings consist of (i) 97,397 shares of common stock held directly, and (ii) 58,525 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(6)	Ms. Harlam’s holdings consist of (i) 103,466 shares of common stock held directly, and (ii) 58,525 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(7)	Ms. Lattmann's holdings consist of (i) 103,940 shares of common stock held directly, and (ii) 58,525 shares of restricted common stock that are subject to vesting. The shares of restricted common stock have voting rights irrespective of any vesting requirements.

(8)	Comprised of shares included under “Named Executive Officers and Directors”.

Changes in Control

The Company is not aware of any arrangements, including by pledge by any person of securities of the Company, of any operation which may at a subsequent date result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Other than the director and executive officer compensation arrangements discussed in Part II, Item 8 of this Annual Report on Form 10-K, there have not been any transactions since January 1, 2025 that need to be reported.

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

Corporate Governance

Director Independence

Under the Nasdaq Rules, a majority of the members of our Board must satisfy the Nasdaq criteria for “independence.” No director qualifies as independent under the Nasdaq Rules unless our Board affirmatively determines that the director does not have a relationship with us that would impair independence (directly or as a partner, stockholder or officer of an organization that has a relationship with us). Our Board has determined that Mses. Harlam, Lattmann, and Mr. Kurtz are independent directors as defined under the Nasdaq Rules. Mr. Rodriguez is not independent under the Nasdaq Rules as a result of his position as our Chief Executive Officer.

Item 14. Principal Accounting Fees and Services

On June 26, 2024, the Audit Committee of the Board of Directors of Aterian, Inc. (the "Company") approved the dismissal of Deloitte LLP (“Deloitte”) as the Company's independent registered public accounting firm and engaged UHY LLP (“UHY”) as the Company's independent registered public accounting firm.

The following table represents aggregate fees billed to us for the fiscal years-ended December 31, 2025 and December 31, 2024 by Deloitte and UHY, our independent registered public accounting firms for such periods, as well as CBIZ, Inc, our tax consultant. All fees described below were approved by the Audit Committee.

	Fiscal Year Ended December 31,
	2025	2024
Audit Fees(1)	$703,888	$678,764
Tax Fees(2)	142,821	48,675
Total Fees	$846,709	$727,439

(1)

Audit fees consist of actual fees for professional services performed by UHY LLP and Deloitte LLP for the audit of our 2025 and 2024 annual financial statements and the review of quarterly financial statements for 2025 and 2024. During year ended December 31, 2025, we incurred $583,606 in audit fees related to professional services performed by UHY LLP and $100,282 in audit fees related to professional services performed by Deloitte LLP. For the year ended December 31, 2024, we incurred $528,250 in audit fees related to professional services performed by UHY LLP and $90,514 in audit fees related to professional services performed by Deloitte LLP. For the year ended December 31, 2025, audit fees also include $20,000 of 2025 fees for professional services performed by UHY LLP for reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with regulatory filings or engagements. For the year ended December 31, 2024, audit fees also include $60,000 of 2024 fees for professional services performed by Deloitte LLP for reviews of registration statements and issuances of consents, comfort letters and services that are normally provided in connection with regulatory filings or engagements.

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

Exhibits

The following exhibits have been filed or are being filed herewith and are numbered in accordance with Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

2.1+	Asset Purchase Agreement, dated December 1, 2020, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) 9830 Macarthur LLC, Reliance Equities Group, LLC and ZN Direct LLC, as Sellers and (iii) Jelena Puzovic, as Founder.	8-K	001-38937	12/1/2020	2.1

2.2+	Asset Purchase Agreement, dated February 2, 2021, by and among (i) Aterian, Inc. and Truweo, LLC, as Purchaser, (ii) Healing Solutions, LLC, (iii) Jason R. Hope, and (iv) for the purposes of Section 5.11 and Article VII, Super Transcontinental Holdings LLC.	8-K	001-38937	2/3/2021	2.1

2.3+	Asset Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Squatty Potty, LLC, and (iii) for the purposes of Section 5.7, Section 5.8, Section 5.11, Section 5.13 and Article VII, Edwards SP Holdings, LLC, Team Lindsey, LLC, SLEKT Investments, LLC, Sachs Capital Fund II, LLC, Sachs Capital-Squatty, LLC and Bevel Acquisition II, LLC.	8-K	001-38937	5/11/2021	2.1

2.4+	Stock Purchase Agreement, dated May 5, 2021, by and among (i) the Company and Truweo, LLC, as Purchaser, (ii) Photo Paper Direct Ltd, (iii) Josef Eitan, and (iv) Ran Nir.	8-K	001-38937	5/11/2021	2.2

3.1	Certificate of Correction of Certificate of Amendment to the Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.2

3.2	Amended and Restated Certificate of Incorporation of Aterian, Inc.	8-K	001-38937	4/30/2021	3.1

3.3	Third Amended and Restated Bylaws of Aterian, Inc.	8-K	001-38937	6/1/2022	3.1

4.1	Form of Common Stock Certificate.	S-1/A	333-231381	5/24/2020	4.1

4.2+	Form of Registration Rights Agreement, dated as of April 6, 2018, among Aterian, Inc. and the purchasers party thereto.	S-1	333-231381	5/10/2019	4.2

4.3	Warrant to Purchase Stock, issued to MidCap Financial Trust on September 4, 2018.	S-1	333-231381	5/10/2019	4.3

4.4	Form of Warrant, issued to Katalyst Securities LLC and its assigns on September 4, 2018.	S-1	333-231381	5/10/2019	4.4

4.5	Form of Warrant, issued to Horizon Technology Finance Corporation on December 31, 2018.	S-1	333-231381	5/10/2019	4.5

4.6	Amendment No. 1 to Registration Rights Agreement, dated as of March 2, 2019, among Aterian, Inc. and the investors party thereto.	S-1	333-231381	5/10/2019	4.6

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

4.7	Warrant to Purchase Shares of Common Stock, issued to Third Creek Advisors, LLC on August 18, 2020.	10-Q	001-38937	11/9/2021	4.6

4.8	Form of Warrant to Purchase Stock, dated December 22, 2022.	8-K	001-38937	12/27/2021	4.1

4.9	Description of Securities of Aterian, Inc.	10-K	001-38937	03/16/2023	4.9

10.1#	Form of Indemnification Agreement.	S-1/A	333-231381	5/24/2019	10.1

10.2#	2014 Amended and Restated Equity Incentive Plan.	S-1	333-231381	5/10/2019	10.2

10.3#	Form of Stock Option Grant Notice and Form of Stock Option Agreement (2014 Amended and Restated Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.3

10.4#	Amended and Restated 2018 Equity Incentive Plan.	S-8	333-232087	5/28/2021	4.2

10.5#	Form of Notice of Stock Option Grant and Form of Stock Option Award Agreement (2018 Equity Incentive Plan).	S-1	333-231381	5/10/2019	10.17

10.6#	Form of Notice of Grant of Restricted Shares and Form of Restricted Share Award Agreement (2018 Equity Incentive Plan).	S-1	333-232087	5/10/2019	10.4

10.9	Aterian, Inc. 2022 Inducement Equity Incentive Plan.	8-K	001-38937	05/27/2022	10.1

10.10	Form of Stock Option Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	05/27/2022	4.3

10.11	Form of Restricted Stock Unit Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	05/27/2022	4.4

10.12	Form of Restricted Stock Award Agreement under the Aterian, Inc. 2022 Inducement Equity Incentive Plan.	S-8	333-265298	05/27/2022	4.5

10.14#+	Employment Agreement dated November 27, 2018, by and between Aterian Group, Inc. and Roi Zahut.	S-1	333-231381	5/10/2019	10.16

10.15	Restated Voting Agreement dated March 13, 2020, by and among MV II, LLC, Maximus Yaney, Larisa Storozhenko and Aterian, Inc.	S-1	333-231381	5/10/2019	10.19

10.16	Lock-Up, Voting and Standstill Agreement, dated December 1, 2020, by and between Aterian, Inc. and 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.3

10.17+	Non-Negotiable Promissory Note, dated December 1, 2020, from Aterian, Inc. to 9830 Macarthur LLC.	8-K	001-38937	12/1/2020	10.4

		Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.18+	Transition Services Agreement, dated February 2, 2021, by and between Healing Solutions, LLC and Truweo, LLC.	8-K	001-38937	2/3/2021	10.8

10.19	Voting and Standstill Agreement, dated May 5, 2021, by and between Aterian, Inc. and Squatty Potty, LLC.	8-K	001-38937	5/11/2021	10.1

10.20+	Transition Services Agreement, dated May 5, 2021, by and between Squatty Potty, LLC and Truweo, LLC.	8-K	001-38937	5/11/2021	10.5

10.21	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Josef Eitan.	8-K	001-38937	5/11/2021	10.6

10.22	Shareholder Agreement, dated May 5, 2021, by and between Aterian, Inc. and Ran Nir.	8-K	001-38937	5/11/2021	10.7

10.23	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and Healing Solutions LLC.	10-Q	001-38937	8/9/2021	10.15

10.24	Amendment to Lock-Up, Voting and Standstill Agreement, dated as of May 31, 2021, by and between Aterian, Inc. and 9830 Macarthur LLC.	10-Q	001-38937	8/9/2021	10.16

10.25+	Credit and Security Agreement, dated as December 22, 2021, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties”, the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent	8-K	001-38937	12/27/2021	10.1

10.27#	Amendment to Arturo Rodriguez Employment Agreement	10-Q	001-38937	11/08/2023	10.2

10.29	Advisor Agreement, dated August 16, 2024, by and between Aterian, Inc. and William Kurtz.	8-K	001-38937	08/16/2024	10.1

10.30	Executive Severance Plan	10-K	001-38937	03/25/2025	10.30

10.31	Amendment No. 3 to that certain Credit and Security Agreement, dated as March 25, 2025, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties,” the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent.	10-K	001-38937	03/25/2025	10.31

10.32	Amendment No. 4 to that certain Credit and Security Agreement, dated as August 29, 2025, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties,” the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent.	8-K	001-38937	08/29/2025	10.1

10.33	Amendment No. 5 to that certain Credit and Security Agreement, dated as March 13, 2026, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties,” the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent.	8-K	001-38937	03/17/2026	10.1

19.1*	Insider Trading Policy	10-K	001-38937	03/21/2024	19.1

21.1*	List of Subsidiaries of the Registrant.

23.2*	Consent of UHY LLP, Independent Registered Public Accounting Firm.

24.1*	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Policy Relating to Recovery of Erroneously Awarded Compensation.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

*	Filed herewith.
**	Furnished herewith.
#	Indicates management contract or compensatory plan or arrangement.
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

ATERIAN, INC.

By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer

Date:	March 20, 2026

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

Signature	Title	Date

/s/ Arturo Rodriguez	Chief Executive Officer and Director	March 20, 2026
Arturo Rodriguez	(Principal Executive Officer)

/s/ Joshua Feldman	Chief Financial Officer	March 20, 2026
Joshua Feldman	(Principal Financial Officer and Principal Accounting Officer)

/s/ William Kurtz	Director and Chairman of the Board	March 20, 2026
William Kurtz

/s/ Susan Lattmann	Director	March 20, 2026
Susan Lattmann

/s/ Bari Harlam	Director	March 20, 2026
Bari Harlam