Form 10-Q
period 2026-03-31
Aterian, Inc.
filed 2026-05-15
CIK 1757715

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 12, 2026, the registrant had 10,818,910 shares of common stock, $0.0001 par value per share, outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Many of these statements can be identified by the use of terminology such as “believes,” “expects,” “intends,” “anticipates,” “plans,” “may,” “will,” “could,” "would,” “projects,” “continues,” “estimates,” “potential,” “opportunity” or the negative versions of these terms and other similar expressions. Our actual results or experience could differ significantly from the forward-looking statements. Factors that could cause or contribute to these differences include those discussed in “Risk Factors,” in Part II, Item 1A of this Quarterly Report on Form 10-Q as well as information provided elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the SEC) on March 20, 2026. You should carefully consider that information before you make an investment decision.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

ATERIAN, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$2,324	$4,857
Accounts receivable	1	6
Inventory, net	52	52
Prepaid and other current assets	1,886	2,110
Assets held for sale (Note 3)	16,910	21,490
Total current assets	21,173	28,515
Property and equipment, net	646	661
Intangibles, net	—	—
Other non-current assets	379	389
Total assets	$22,198	$29,565
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Credit facility	$2,533	$4,259
Accounts payable	944	355
Seller notes	368	368
Accrued and other current liabilities	4,920	5,336
Liabilities held for sale (Note 3)	3,692	3,812
Total current liabilities	12,457	14,130
Other liabilities	216	225
Total liabilities	12,673	14,355
Commitments and contingencies (Note 11)
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized and 10,818,910 and 10,027,046 shares outstanding at March 31, 2026 and December 31, 2025, respectively	9	9
Additional paid-in capital	746,930	746,414
Accumulated deficit	(736,793)	(730,661)
Accumulated other comprehensive loss	(621)	(552)
Total stockholders’ equity	9,525	15,210
Total liabilities and stockholders' equity	$22,198	$29,565

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Operations

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31,
	2026	2025
Net revenue	$18	$63
Cost of goods sold	8	13
Gross profit	10	50
Operating expenses:
Sales and distribution	300	37
General and administrative	2,919	3,354
Total operating expenses	3,219	3,391
Operating loss	(3,209)	(3,341)
Interest expense, net	226	175
Change in fair value of warrant liabilities	—	(55)
Other (income), net	—	(42)
Loss from continuing operations before income taxes	(3,435)	(3,419)
Income taxes	—	—
Loss from continuing operations, net of income taxes	(3,435)	(3,419)
Loss from discontinued operations, net of income taxes	(2,697)	(477)
Net loss	$(6,132)	$(3,896)
Net loss from continuing operations per share, basic and diluted	$(0.39)	$(0.46)
Net loss from discontinued operations per share, basic and diluted	$(0.30)	$(0.06)
Weighted-average number of shares outstanding, basic and diluted	8,844,573	7,452,957

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss(1)	$(6,132)	$(3,896)
Other comprehensive (loss) income:
Foreign currency translation adjustments(1)	(69)	135
Other comprehensive (loss) income	(69)	135
Comprehensive loss	$(6,201)	$(3,761)

(1)	Includes amounts from discontinued operations, please see Note 3, Held for Sale Classification and Discontinued Operations Presentation for additional details.

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

ATERIAN, INC.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(in thousands, except share and per share data)

	Three Months Ended March 31, 2026
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2026	10,027,046	$9	$746,414	$(730,661)	$(552)	$15,210
Net loss(1)	—	—	—	(6,132)	—	(6,132)
Issuance of shares of restricted common stock	823,180	—	—	—	—	—
Forfeiture of shares of restricted common stock	(31,316)	—	—	—	—	—
Stock-based compensation expense(1)	—	—	516	—	—	516
Other comprehensive loss	—	—	—	—	(69)	(69)
BALANCE—March 31, 2026	10,818,910	$9	$746,930	$(736,793)	$(621)	$9,525

(1)	Includes amounts from discontinued operations, please see Note 3, Held for Sale Classification and Discontinued Operations Presentation for additional details.
	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Capital	Deficit	Loss	Equity
BALANCE—January 1, 2025	8,750,741	$9	$742,591	$(711,677)	$(906)	$30,017
Net loss(1)	—	—	—	(3,896)	—	(3,896)
Forfeiture of shares of restricted common stock	(2,000)	—	—	—	—	—
Stock-based compensation expense(1)	—	—	783	—	—	783
Other comprehensive income	—	—	—	—	135	135
BALANCE—March 31, 2025	8,748,741	$9	$743,374	$(715,573)	$(771)	$27,039

(1)	Includes amounts from discontinued operations, please see Note 3, Held for Sale Classification and Discontinued Operations Presentation for additional details.

ATERIAN, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES:
Net loss	$(6,132)	$(3,896)
Loss from discontinued operations	(2,697)	(477)
Loss from continuing operations	(3,435)	(3,419)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	10	5
Amortization of deferred financing cost and debt discounts	47	37
Stock-based compensation	442	591
Change in fair value of warrant liabilities	—	(55)
Changes in assets and liabilities:
Accounts receivable	5	—
Inventory	—	(3)
Prepaid and other current assets	226	5
Accounts payable, accrued and other liabilities	508	(70)
Cash used in operating activities in continuing operations	(2,197)	(2,909)
Cash provided by (used in) operating activities in discontinued operations	1,834	(959)
Cash used in operating activities	(363)	(3,868)
INVESTING ACTIVITIES:
Purchase of fixed assets	(4)	—
Cash used in investing activities in continuing operations	(4)	—
Cash used in investing activities in discontinued operations	—	—
Cash used in investing activities	(4)	—
FINANCING ACTIVITIES:
Borrowings from MidCap credit facilities	5,870	10,296
Repayments for MidCap credit facilities	(7,651)	(9,777)
Insurance obligation payments	(328)	(235)
Insurance financing proceeds	—	156
Cash (used in) provided by financing activities in continuing operations	(2,109)	440
Cash used in financing activities in discontinued operations	—	—
Cash (used in) provided by financing activities	(2,109)	440
Foreign currency effect on cash and restricted cash	(63)	123
Net change in cash and restricted cash for the period	(2,539)	(3,305)
Cash and restricted cash at beginning of year	6,002	19,143
Cash and restricted cash at end of period	$3,463	$15,838
RECONCILIATION OF CASH AND RESTRICTED CASH:
Cash	2,324	14,337
Restricted cash—Prepaid and other current assets	1,009	1,372
Restricted cash—Other non-current assets	130	129
TOTAL CASH AND RESTRICTED CASH	$3,463	$15,838

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for interest	$275	$200
Cash paid for taxes	$3	$5

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

Aterian, Inc.

Notes to Condensed Consolidated Financial Statements

For the Three Months Ended March 31, 2026 and 2025 (Unaudited)

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

Asset Purchase Agreement

On April 27, 2026, Aterian, Inc. (the “Company” or “Aterian”) and Trademark Global, LLC (“Trademark Global”) entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), pursuant to which Trademark Global has agreed to acquire certain specified assets and liabilities of the Company, including, among other things, assets associated with the Company’s marquee brands: Mueller Living, PurSteam, hOmeLabs, Squatty Potty, Healing Solutions, and Photo Paper Direct for $18 million in cash, subject to certain purchase price adjustments (the “Asset Sale”). Certain assets and liabilities of the Company are expressly excluded from the Asset Sale, including, among other things, the following: (i) assets: all cash, any equity interests held by the Company, contracts that are not considered acquired assets, certain Amazon accounts, certain intellectual property, corporate books and records, benefit plans, and certain tax assets and (ii) liabilities: liabilities related to any excluded assets, certain employee liabilities, liabilities under benefit plans of the Company, pre-closing liabilities under purchased contracts, certain taxes and indebtedness.

The closing of the Asset Sale (the “APA Closing”) is subject to various conditions, including, among others, (i) the absence of any law or order prohibiting the consummation of the APA Closing, (ii) the parties’ compliance in all material respects with the covenants and agreements in the Asset Purchase Agreement, (iii) the accuracy of the parties’ representations and warranties contained in the Asset Purchase Agreement (subject to certain materiality qualifications), (iv) the Company's stockholders having approved the Asset Sale in accordance with applicable law and the Company's organizational documents, and (v) the Company having achieved contribution margins (in U.S. dollars) not lower than 87.5% of such margins projected for the Company's business for certain measurement periods, as provided in the Asset Purchase Agreement. The APA Closing is not subject to any financing-related condition.

The Asset Purchase Agreement contains customary representations, warranties and covenants, including covenants obligating the Company to continue to conduct its business in the ordinary course, provide reasonable access to the Company’s books and records and convene and hold a meeting of its stockholders as promptly as reasonably practicable to obtain the approval of its stockholders for the Asset Sale. The Asset Purchase Agreement also contains a customary “no solicitation” provision pursuant to which, prior to the completion of the Asset Sale, the Company may not solicit or engage in discussions with any third party regarding another acquisition proposal unless, subject to the applicable terms and conditions of the Asset Purchase Agreement, it has received a written acquisition proposal for another acquisition that the Company’s board of directors (the “Board”) determines in good faith constitutes or would result in a “Superior Proposal” (as defined in the Asset Purchase Agreement). The Company is obligated to duly call and hold a special meeting of its stockholders to obtain the necessary stockholder approval for the Asset Sale.

The Asset Purchase Agreement contains certain termination rights in favor of each of the Company and Trademark Global. In addition, the Asset Purchase Agreement provides that, in connection with certain terminations of the Asset Purchase Agreement, depending upon the circumstances surrounding the termination, one party may be required to pay the other party a termination fee of $1.1 million. Additionally, the Asset Purchase Agreement provides that, in connection with certain terminations of the Asset Purchase Agreement, the Company may be required to pay Trademark Global's transaction expenses up to a maximum of $0.6 million.

Aterian expects to continue to operate its smaller remaining legacy brands such as Vremi and Xtava.

Securities Purchase Agreement

On April 27, 2026, the Company and David E. Lazar (“Lazar”) entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), pursuant to which Lazar agreed to purchase from the Company 1,750,000 shares of SeriesAA Convertible Non-Redeemable Preferred Stock, par value $0.0001 per share, of the Company (the “Series AA Preferred Stock” and such purchased shares, the “Series AA Preferred Shares”) and 1,750,000 shares of SeriesAAA Convertible Non-Redeemable Preferred Stock, par value $0.0001 per share, of the Company (the “Series AAA Preferred Stock,” and together with the Series AA Preferred Stock, the “Preferred Stock” and such purchased shares, the “Series AAA Preferred Shares” and together with the Series AA Preferred Shares, the “Purchased Shares”), in each case at a purchase price of $2.00 per share of Preferred Stock for aggregate gross proceeds of $7.0 million, subject to the terms and conditions of the Securities Purchase Agreement (the “Stock Sale,” and collectively with the Asset Sale, the “Aterian Transactions”).

The closing on the sale of the Series AA Preferred Shares was completed on April 27, 2026 (the “Initial SPA Closing”). The closing on the sale of the SeriesAAA Preferred Shares is expected to occur following the receipt of stockholder approval of the issuance of shares of common stock, par value $0.0001 per share, of the Company (“Common Stock”) upon conversion of the Purchased Shares (the “Second SPA Closing”).

Following receipt of stockholder approval, each Series AA Preferred Share will be convertible into 7.7 shares of Common Stock, and each Series AAA Preferred Share will be convertible into a minimum of 117.63 and maximum of 135.10 shares of Common Stock, depending on the fully-diluted capitalization of the Company immediately prior to the closing on the sale of the Series AAA Preferred Shares as determined in accordance with the terms of the Securities Purchase Agreement (as described more fully below). Following the Second SPA Closing, Lazar and the Company’s existing equityholders will hold approximately 95.13% and 4.87%, respectively, of the Company’s fully-diluted share capitalization.

The Company and Lazar agreed to customary representations, warranties and covenants in the Securities Purchase Agreement.

The Second SPA Closing is subject to customary conditions, including, among others, (i) the parties’ compliance in all material respects with the covenants and agreements in the Securities Purchase Agreement, (ii) the accuracy of the parties’ representations and warranties contained in the Securities Purchase Agreement (subject to certain materiality qualifications) and (iii) the receipt of approval by the Company’s stockholders of the proposals required pursuant to the Securities Purchase Agreement, as described further below.

Pursuant to the Securities Purchase Agreement, the Company agreed to use commercially reasonable efforts to hold a special meeting of stockholders no later than July 20, 2026, and include, among other things, proposals for (i) the issuance of Common Stock to Lazar in compliance with the rules and regulations of the Nasdaq Stock Market LLC (“Nasdaq”) upon conversion of the Purchased Shares, (ii) an amendment to the Company’s amended and restated certificate of incorporation that increases the authorized shares of Common Stock from 500,000,000 up to 1,000,000,000, (iii) the election of four (4) additional designees of Lazar to the Board and (iv) a reverse stock split of the Common Stock in the range of 1-for-2 to 1-for-99.

Under the Securities Purchase Agreement, the Company will indemnify Lazar against damages arising from, among other things, breaches of the Company’s representations, warranties or covenants under the Securities Purchase Agreement.

Liquidity and Going Concern

On April 27, 2026, the Company entered into a series of definitive agreements (collectively, the “Aterian Transactions”) to fundamentally restructure its operations and capital position. Under the terms of an Asset Purchase Agreement with Trademark Global, LLC, the Company agreed to sell its marquee brands, including Mueller Living, PurSteam, hOmeLabs, Squatty Potty, Healing Solutions, and Photo Paper Direct, for $18 million in cash less transaction related costs. Simultaneously, the Company entered into a Securities Purchase Agreement with David E. Lazar for the issuance of Series AA and Series AAA Preferred Stock for aggregate gross proceeds of $7.0 million.

Upon the closing of these transactions, Mr. Lazar will hold approximately 95.13% of the Company’s fully diluted share capitalization. Management intends to utilize the proceeds from these transactions to satisfy existing debt obligations and provide working capital for our core ongoing business segments, which include the Vremi and Xtava brands. Following the change in control, the Company intends to leverage its retained assets and operational infrastructure to pursue a streamlined growth strategy.

In accordance with Accounting Standards Codification ("ASC") 205-40, Going Concern, management evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these Condensed Consolidated Financial Statements are issued.

•

Since inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. To preserve liquidity, we implemented fixed cost reduction plans in May 2025 and January 2026, resulting in a significant reduction in operating expenses. While these actions reduced our operating footprint, they were insufficient to offset macroeconomic pressures, such as tariffs and reduced consumer spending, necessitating the Aterian Transactions.

•	The closing of the Aterian Transactions is subject to significant conditions, most notably the receipt of stockholder approval for the Asset Sale and the issuance of common stock upon conversion of the Preferred Stock. Furthermore, the Asset Sale is contingent upon the Company achieving specific contribution margin targets. We intend to hold a special meeting of stockholders no later than July 20, 2026, to seek these approvals.
•	Ongoing global political instabilities, specifically the Iran conflict, are expected to result in higher costs for raw materials, energy, and transportation in the near term. These disruptions are anticipated to increase our cost of goods sold and have already contributed to higher marketplace fees due to rising oil prices. Such external pressures continue to negatively impact our operating results and cash flows, further underscoring the necessity of the Aterian Transactions to stabilize our capital position.
•

The Company is subject to a Credit and Security Agreement with MidCap Funding IV Trust. On March 13, 2026 (the "Fifth Amendment Effective Date"), the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations. While we were in compliance with our financial covenants as of March 31, 2026, our ability to maintain compliance beyond the current waiver period and meet future obligations is significantly dependent upon the successful closing of the Asset Sale and the Stock Sale.

Management’s plan to alleviate substantial doubt is centered on the consummation of the Aterian Transactions. If the Company is unable to obtain stockholder approval, or if the transactions otherwise fail to close, management may be required to implement alternative strategies. These may include seeking other strategic buyers, attempting to secure alternative high-cost financing, or a further drastic reduction in our operating footprint.

Furthermore, if the transactions are terminated under certain circumstances, the Company may be required to pay a termination fee of $1.1 million and reimburse expenses up to $0.6 million, which would further adversely impact our liquidity.

As the closing of the Aterian Transactions is subject to factors outside of the Company’s direct control, such as stockholder approval, management has concluded that these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the date of this filing, the Company has not yet received formal written confirmation from Nasdaq that it has regained compliance, as the closing bid price of the Company’s common stock has been at or above $1.00 per share for 10 consecutive business days, ending on May 14, 2026.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The Condensed Consolidated Financial Statements and accompanying notes have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Unaudited Interim Financial Information—The accompanying interim Condensed Consolidated Financial Statements are unaudited and have been prepared on the same basis as the audited consolidated financial statements and, in the opinion of management, reflect all adjustments necessary for the fair presentation of the Company's financial position as of  March 31, 2026 and the results of its operations and its cash flows for the periods ended March 31, 2026 and 2025. The financial data and other information disclosed in these notes related to the three months ended March 31, 2026 and 2025 are also unaudited. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the year ending December 31, 2026, any other interim periods, or any future year or period.

The Condensed Consolidated Balance Sheet as of December 31, 2025, presented herein, has been derived from the Company’s audited Consolidated Financial Statements for the fiscal year then ended. These unaudited Interim Condensed Consolidated Financial Statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the SEC on March 20, 2026 (“Annual Report”) and have been prepared on a consistent basis with the accounting policies described in Note 2 of the Notes to Consolidated Financial Statements included in our Annual Report. Our accounting policies did not change during the three months ended March 31, 2026, other than with respect to the new accounting pronouncements adopted as described in Note 2, Recent Accounting Pronouncements.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements. In the opinion of management, such statements include all adjustments (consisting only of normal recurring items) which are considered necessary for a fair presentation of the Condensed Consolidated financial statements of the Company as of March 31, 2026 and for the three months then ended.

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

Held for sale classification—We report and classify a business or a component of an entity as held-for-sale (Held-For-Sale Business) when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. As of March 31, 2026, assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheets. Refer to Note 3, Held for Sale Classification and Discontinued Operations Presentation for additional details.

Discontinued operations presentation—We present a business, or a component of an entity, as discontinued operations if a) it meets the held-for-sale criteria, or is disposed of by sale, or is disposed of other than by sale, and b) the disposal of the business, or component of an entity, represents a strategic shift that has (or will have) a major effect on the Company's financial results. As of March 31, 2026, we have retrospectively adjusted our Condensed Consolidated Statement of Operations to reflect the classification of continuing and discontinued operations. Refer to Note 3, Held for Sale Classification and Discontinued Operations Presentation for additional details.

Restricted Cash—As of March 31, 2026 and December 31, 2025, the Company has classified the following as restricted cash: $0.1 million related to its Chinese subsidiary within “Other Non-current Assets” on the Condensed Consolidated Balance Sheets and $1.0 million related to a letter of credit within "Prepaid and Other Current Assets" on the Condensed Consolidated Balance Sheets.

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

Accounts Receivable—Accounts receivable are stated at historical cost less allowance for credit losses. On a periodic basis, management evaluates its accounts receivable and determines whether to provide an allowance or if any accounts should be written off based on a past history of write-offs, collections and current credit conditions. A receivable is considered past due if the Company has not received payments based on agreed-upon terms. The Company generally does not require any security or collateral to support its receivables. The Company performs ongoing evaluations of its customers and maintains an allowance for credit losses. As of March 31, 2026 and December 31, 2025, the Company did not have an allowance for credit losses.

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

Revenue from consumer product sales is recorded at the net sales price (transaction price), which includes an estimate of future returns based on historical return rates. There is judgment in utilizing historical trends for estimating future returns. The Company’s refund liability for sales returns was $0.2 million at March 31, 2026 and  December 31, 2025, which is included in liabilities held-for-sale on the Condensed Consolidated Balance Sheets as of March 31, 2026 and accrued and other current liabilities on the Condensed Consolidated Balance Sheets as of December 31, 2025, and represents the expected value of the refund that will be due to its customers.

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

On April 27, 2026, the Company entered into a definitive Asset Purchase Agreement with Trademark Global, LLC, to sell certain marquee brands for $18 million in cash.  Based on the definitive deal terms, specifically the $18.0 million base purchase price and the estimated purchase price adjustments, the Company evaluated the carrying value of its brand intangible assets. The Company determined that the estimated allocated proceeds from the Asset Purchase Agreement were lower than the carrying values for certain definite-lived brand assets. Accordingly, the Company recorded an non-cash impairment charge of $3.4 million during the first quarter of 2026. This charge, recorded within Net Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations, adjusts the carrying amount of the disposal group to its fair value less costs to sell, based on the $18.0 million cash consideration and estimated purchase price adjustments.

We continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows. If our adjusted expectations of the operating results do not materialize, we may be required to record intangible impairment charges, which may be material.

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

Fair Value of Financial Instruments—The Company’s financial instruments, including net accounts receivable, accounts payable, and accrued and other current liabilities are carried at historical cost. As of March 31, 2026 and December 31, 2025, the carrying amounts of these instruments approximated their fair values because of their short-term nature. The Company’s credit facility is carried at amortized cost at March 31, 2026 and December 31, 2025, and the carrying amount approximates fair value as the stated interest rate approximates market rates currently available to the Company.

The fair value of the stock purchase warrants issued in connection with the Company’s common stock offering on March 1, 2022 were measured using the Black-Scholes model. Inputs used to determine the estimated fair value of the warrant liabilities include the fair value of the underlying stock at the valuation date, the term of the warrants, and the expected volatility of the underlying stock. The significant unobservable input used in the fair value measurement of the warrant liabilities is the estimated term of the warrants. Upon the issuance of the stock purchase warrants, the Company evaluated the terms of each warrant to determine the appropriate accounting and classification pursuant to FASB ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), and FASB Accounting Standards Codification Topic 815, Derivatives and Hedging (“ASC 815”). Based on the Company’s evaluation and due to certain terms in the warrant agreements, it concluded the stock purchase warrants should be classified as a liability with subsequent remeasurement as long as such warrants continue to be classified as liabilities.

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

A summary of the activity of the Level 3 liabilities carried at fair value on a recurring basis for the three months ended March 31, 2026 and  March 31, 2025 is as follows (in thousands):

March 31, 2026
Warrants liabilities as of January 1, 2026	$—
Change in fair value of warrants	—
Warrants liabilities as of March 31, 2026	$—

March 31, 2025
Warrants liabilities as of January 1, 2025	$(109)
Change in fair value of warrants	(55)
Warrants liabilities as of March 31, 2025	$(54)

Recent Accounting Pronouncements

Since the issuance of the Company's Annual Report on Form 10-K for the year ended December 31, 2025, there have been no material updates to the recent accounting pronouncement previously disclosed.

3.	HELD FOR SALE CLASSIFICATION AND DISCONTINUED OPERATIONS PRESENTATION

Held for sale classification—We report and classify a business or a component of an entity as held-for-sale (Held-For-Sale Business) when management has approved the sale or received approval to sell the business and is committed to a formal plan, the business is available for immediate sale, the business is being actively marketed, the sale is anticipated to occur during the next 12 months and certain other specified criteria are met. A Held-For-Sale Business is recorded at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. As of March 31, 2026, assets and liabilities related to a Held-For-Sale Business are reported in Assets held for sale and Liabilities held for sale, respectively, in our Condensed Consolidated Balance Sheets.

The following table summarizes the components of assets and liabilities held-for-sale on the Condensed Consolidated Balance Sheets at March 31, 2026 (in thousands):

	March 31, 2026	December 31, 2025
ASSETS
Accounts receivable	2,352	2,455
Inventory, net	12,956	13,724
Prepaid and other current assets	801	871
Property and equipment, net	66	69
Intangibles, net	735	4,371
Total assets held for sale	$16,910	$21,490
LIABILITIES
Accounts payable	2,573	2,765
Accrued and other current liabilities	1,119	1,047
Total liabilities held for sale	$3,692	$3,812

Discontinued operations presentation—We present a business, or a component of an entity, as discontinued operations if a) it meets the held-for-sale criteria, or is disposed of by sale, or is disposed of other than by sale, and b) the disposal of the business, or component of an entity, represents a strategic shift that has (or will have) a major effect on the Company's financial results. As of March 31, 2026, we have retrospectively adjusted our Condensed Consolidated Statement of Operations to reflect the classification of continuing and discontinued operations.

The following table presents the amounts related to the operations of the Company that have been reflected in net loss from discontinued operations (in thousands):

	Three Months Ended March 31,
	2026	2025
Net revenue	$12,414	$15,297
Cost of goods sold	4,434	5,923
Gross profit	7,980	9,374
Operating expenses:
Sales and distribution	7,187	9,624
General and administrative	65	105
Impairment loss on intangibles(1)	3,427	—
Total operating expenses from discontinued operations	10,679	9,729
Operating loss from discontinued operations	(2,699)	(355)
Other (income) expense, net	(14)	102
Loss from discontinued operations before income taxes	(2,685)	(457)
Provision for income taxes	(13)	(20)
Net loss from discontinued operations	$(2,698)	$(477)

(1)	On April 27, 2026, the Company entered into a definitive Asset Purchase Agreement with Trademark Global, LLC, to sell certain marquee brands for $18 million in cash. Based on the definitive deal terms, specifically the $18.0 million base purchase price and the estimated purchase price adjustments, the Company evaluated the carrying value of its brand intangible assets. The Company determined that the estimated allocated proceeds from the Asset Purchase Agreement were lower than the carrying values for certain definite-lived brand assets. Accordingly, the Company recorded a non-cash impairment charge of $3.4 million during the first quarter of 2026. This charge, recorded within Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations, adjusts the carrying amount of the disposal group to its fair value less costs to sell, based on the $18.0 million cash consideration and estimated purchase price adjustments.

4.	ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Trade accounts receivable	$1	$6
Allowance for credit losses	—	—
Accounts receivable	$1	$6

5.	INVENTORY, NET

Inventory consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Inventory on-hand	$52	$52
Inventory in-transit	—	—
Inventory, net	$52	$52

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid and other current assets consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Prepaid inventory	$—	$—
Restricted cash	1,009	1,065
Prepaid insurance	594	916
Prepaid freight forwarder	—	—
Other	283	129
Prepaid and current assets	$1,886	$2,110

7.	ACCRUED AND OTHER CURRENT LIABILITIES

Accrued and other current liabilities consisted of the following as of  March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation costs	$187	$55
Accrued restructuring costs	137	532
Accrued accounting and consulting fees	230	310
Product related accruals	—	-
Sales tax payable	875	863
Accrued fulfillment expense	—	-
Accrued insurance premium financing	412	695
Federal payroll taxes payable	453	453
Accrued interest payable	31	44
Accrued legal fees	1,385	1,125
Accrued marketing fees	—	-
All other accruals	1,210	1,259
Accrued and current liabilities	$4,920	$5,336

The Company sponsors, through its professional employer organization provider, a 401(k) defined contribution plan covering all eligible US employees. Contributions to the 401(k) plan are discretionary. Currently, the Company does not match or make any contributions to the 401(k) plan.

8.	CREDIT FACILITY AND WARRANTS

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

On March 13, 2026 (the "Fifth Amendment Effective Date"), the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

The Company is in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2026. As of May 2, 2025, the Company had temporarily suspended its share repurchase program.

The Company’s credit facility consisted of the following as of  March 31, 2026 and December 31, 2025 (in thousands):

	March 31, 2026	December 31, 2025
MidCap Credit Facility	$2,676	$4,449
Less: deferred debt issuance costs	(101)	(134)
Less: discount associated with issuance of warrants	(42)	(56)
Total MidCap Credit Facility	$2,533	$4,259

Interest Expense, Net

Interest expense, net consisted of the following for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Interest expense	$234	$221
Interest income	(8)	(46)
Total interest expense, net	$226	$175

Securities Purchase Agreement and Warrants

In March 2022, the Company raised approximately $27.5 million through a private placement involving common stock and accompanying stock purchase warrants. The 590,637 common stock warrants issued in the transaction were classified as liabilities with subsequent remeasurement each quarter. As of March 31, 2026, these warrants remain outstanding and have no associated liability recorded on the Company’s Condensed Consolidated Balance Sheet due to the decline in the Company’s share price.

9.	STOCK-BASED COMPENSATION

The Company has three equity plans:

2014 Amended and Restated Equity Incentive Plan

The board of directors of Aterian Group, Inc., (the “Board”) a subsidiary of the Company (“AGI”), adopted, and AGI’s stockholders approved, the Aterian Group, Inc. 2014 Equity Incentive Plan on June 11, 2014. On March 1, 2017, AGI’s board of directors adopted, and AGI’s stockholders approved, an amendment and restatement of the 2014 Equity Incentive Plan (as amended, the “Aterian 2014 Plan”). As of March 31, 2026, there were no shares reserved for future issuance under the Aterian 2014 Plan.

2018 Equity Incentive Plan

The Board adopted the Aterian, Inc. 2018 Equity Incentive Plan (the “2018 Plan”) on October 11, 2018. The 2018 Plan was approved by its stockholders on May 24, 2019. As of March 31, 2026, 38,216 shares were reserved for awards available for future issuance under the 2018 Plan.

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

The Inducement Plan provides for the grant of equity-based awards in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, performance units and performance shares solely to prospective employees of the Company or an affiliate of the Company provided that certain criteria are met. Awards under the Inducement Plan may only be granted to an individual, as a material inducement to such individual to enter into employment with the Company or an affiliate of the Company, who (i) has not previously been an employee or director of the Company or (ii) is rehired following a bona fide period of non-employment with the Company. The maximum number of shares available for grant under the Inducement Plan is 225,000 shares of the Company’s common stock (subject to adjustment for recapitalizations, stock splits, reorganizations and similar transactions). The Inducement Plan is administered by the Compensation Committee and expires ten years from the date of effectiveness. As of March 31, 2026, 193,473 shares were reserved for future issuance under the Inducement Plan.

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

The following is a summary of stock option activity during the three months ended March 31, 2026:

	Options Outstanding
	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (years)
Balance—January 1, 2026	13,051	$109.62	2.55
Options granted	—	$—	—
Options exercised	—	$—	—
Options canceled	(1,764)	$120.00	1.65
Balance—March 31, 2026	11,287	$108.00	2.69
Exercisable as of March 31, 2026	11,287	$108.00	2.69
Vested and expected to vest as of March 31, 2026	11,287	$108.00	2.69

As of March 31, 2026, all options have been fully expensed.

A summary of restricted stock award activity within the Company’s equity plans and changes for the three months ended March 31, 2026 is as follows:

Restricted Stock Awards	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2026	1,338,100	$1.80
Granted	823,180	$0.75
Vested	(426,286)	$1.64
Forfeited	(31,316)	$2.19
Nonvested at March 31, 2026	1,703,678	$1.33

As of March 31, 2026, the total unrecognized compensation expense related to unvested shares of restricted common stock was $1.8 million, which the Company expects to recognize over an estimated weighted-average period of 2.1 years.

Stock-based compensation expense is allocated based on the cost center to which the award holder belongs. During the three months ended March 31, 2026 and 2025, $0.4 million and $0.6 million of stock-based compensation were included in general and administrative expenses on the Condensed Consolidated Statement of Operations and $0.1 million and $0.2 million of stock-based compensation were included within discontinued operations.

10.	NET LOSS PER SHARE

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Net loss from continuing operations	$(3,435)	$(3,419)
Net loss from discontinued operations	(2,697)	(477)
Net loss	$(6,132)	$(3,896)
Weighted-average number of shares used in computing net loss per share, basic and diluted	8,844,573	7,452,957
Net loss from continuing operations per share, basic and diluted	$(0.39)	$(0.46)
Net loss from discontinued operations per share, basic and diluted	$(0.30)	$(0.06)
Net loss per share, basic and diluted	$(0.69)	$(0.52)

Anti-dilutive shares excluded from computation of net loss per share (in shares)	2,962,592	1,933,242

11.	COMMITMENTS AND CONTINGENCIES

Sales or Other Similar Taxes—Based on the location of the Company’s current operations, the majority of sales tax is collected and remitted either by the Company or on its behalf by e-commerce marketplaces in most states within the U.S. To date, the Company has had no actual or threatened sales and use tax claims from any state where it does not already claim nexus or any state where it sold products prior to claiming nexus. However, the Company believes that the likelihood of incurring a liability as a result of sales tax nexus being asserted by certain states where it sold products prior to claiming nexus is probable. As of March 31, 2026 and December 31, 2025, the Company estimates that the potential liability, including current sales tax payable is approximately $0.9 million, which has been recorded in accrued and other current liabilities on the Condensed Consolidated Balance Sheets. The Company believes this is the best estimate of an amount due to taxing agencies, given that such a potential loss is an unasserted liability that would be contested and subject to negotiation between the Company and the state, or decided by a court.

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

Product Remediation Costs—During the year ended December 31, 2025, the Company accrued approximately $0.4 million for estimated costs associated with addressing a product performance matter involving certain houseware appliances that the Company ceased selling during the year ended December 31, 2024. These costs were included in cost of goods sold on the Consolidated Statement of Operations. As of March 31, 2026, the Company had a liability of $0.4 million for product remediation costs, which are included in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

In February 2026, we announced a voluntary recall in coordination with the U.S. Consumer Product Safety Commission (the "CPSC") for approximately 195,000 units of our PurSteam Mighty Lil Steamers and Elite Travel Steamers due to reports of hot water expelling from the nozzle. We have incurred, and expect to continue to incur, costs related to this recall, including refund payments and legal expenses. As a result of this recall, a putative class action complaint, Sarah Brannon v. Aterian, Inc., was filed against us on March 6, 2026, in the U.S. District Court for the District of New Jersey. The complaint alleges various violations, including breach of implied warranty, unjust enrichment, and violations of the New Jersey Products Liability Act. While the Company ceased selling these steamers in 2024, the defense of this existing litigation, and the potential for additional product liability or class action lawsuits, could result in significant legal expenses, settlements, or judgments.

On May 13, 2026, the company entered into a settlement agreement and general release to resolve this litigation. Under the terms of the agreement, the company agreed to pay a total settlement sum of $100,000 in exchange for a full release of all claims related to the purchase and use of the products. The agreement stipulates a voluntary dismissal of the claims with prejudice and includes customary provisions regarding confidentiality, non-disparagement, and a denial of any wrongdoing or liability by the company.

12.	RESTRUCTURING

On May 14, 2025, the Company announced a fixed cost reduction plan, which included a workforce reduction affecting approximately 20 employees. The Company had substantially completed this reduction as of the year ended December 31, 2025. In connection with this plan, the Company recognized restructuring charges of approximately $1.9 million, of which $1.1 million is recorded in Sales and Distribution expenses and $0.8 million is recorded in General and Administrative expenses, primarily related to severance, during the year ended December 31, 2025. Severance payments are expected to be made through the second quarter of 2026.

In January 2026, the Company implemented a fixed cost reduction plan that included a workforce reduction affecting approximately 16 employees and independent contractors. The Company has substantially completed this reduction as of  March 31, 2026. In connection with this plan, the Company recognized restructuring charges of approximately $0.3 million, which is recorded in Sales and Distribution expenses, primarily related to severance, during the three months ended March 31, 2026. Severance payments are expected to be made through the second quarter of 2026.

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

The following table provides a summary of the Company's total restructuring reserve (in thousands):

Employee Severance
Balance – December 31, 2025	$532
Charges	24
Usage-cash	(419)
Balance – March 31, 2026	$137

As of March 31, 2026 and December 31, 2025, the Company had a liability of $0.1 million and $0.5 million for restructuring costs, respectively, which are included in accrued and other current liabilities on the Condensed Consolidated Balance Sheet.

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

	Three Months Ended March 31,
	2026	2025
Net revenue	$18	$63
Less:
Cost of Sales	8	13
Other vendor and payroll expenses	2,723	2,703
Depreciation and amortization	54	98
Stock-based compensation expense	442	591
Other segment items(1)	226	78
Net loss from continuing operations	$(3,435)	$(3,419)

(1) Other segment items primarily include income taxes, interest expense, other income, and the change in fair value of warrant liabilities.

The CODM does not use total assets as a financial metric when making key operating decisions.

14.	SUBSEQUENT EVENTS

The Company sources a considerable amount of its consumer products from China and has historically been subject to significant Section 301 customs duties. On May 11, 2026, the Company received $1.2 million in cash proceeds related to the formal claims filed on April 20, 2026, for the recovery of Section 301 customs duties previously paid on consumer products sourced from China. While the Company has successfully realized this initial portion of its claims, the remaining balance of the recovery is still subject to government audit and administrative approval. Although the Company continues to expect the receipt of additional funds by the third quarter of 2026, there is no guarantee as to the final timing or the total amount that will be realized. Since the full realization of the remaining claims is not yet considered certain, the Company has not recorded the outstanding potential recovery as a receivable on the Condensed Consolidated Balance Sheet as of March 31, 2026, but will recognize the $1.2 million as a gain in the second quarter of 2026.

In February 2026, we announced a voluntary recall in coordination with the CPSC for approximately 195,000 units of our PurSteam Mighty Lil Steamers and Elite Travel Steamers due to reports of hot water expelling from the nozzle. We have incurred, and expect to continue to incur, costs related to this recall, including refund payments and legal expenses. On March 6, 2026, a class action complaint was filed alleging that certain steamer products suffered from malfunctions that caused the units to propel scalding water during normal use. On May 13, 2026, the company entered into a settlement agreement and general release to resolve this litigation. Under the terms of the agreement, the company agreed to pay a total settlement sum of $100,000 in exchange for a full release of all claims related to the purchase and use of the products. The agreement stipulates a voluntary dismissal of the claims with prejudice and includes customary provisions regarding confidentiality, non-disparagement, and a denial of any wrongdoing or liability by the company.

On December 9, 2025,  the Company received a notice from Nasdaq stating that it was not in compliance with the $1.00 minimum bid price requirement. As of the date of this filing, the Company has not yet received formal written confirmation from Nasdaq that it has regained compliance, as the closing bid price of the Company’s common stock has been at or above $1.00 per share for 10 consecutive business days, ending on May 14, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2026. As discussed in the section titled “Cautionary Note Regarding Forward-Looking Statements”, the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified in the section titled “Cautionary Note Regarding Forward Looking Statements” and those discussed in the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

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

During 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. As a result of these tariffs, we experienced an increase in our cost of goods sold during the year ended December 31, 2025 and the quarter ended March 31, 2026. In response, we implemented targeted price increases across affected product categories to partially offset the higher input costs. These pricing actions, however, contributed to a decline in unit volumes as consumer demand responded to the higher retail prices. We have implemented a range of mitigation strategies to address the impact of these tariffs on our supply chain and margins. These efforts include diversifying sourcing outside of China, renegotiating supplier terms, redesigning certain products to reduce tariff exposure, and implementing selective price increases where appropriate. We continue to evaluate additional structural and operational measures to further reduce tariff-related exposure.

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

Discontinued Operations

On April 27, 2026, the Company entered into a series of definitive agreements (collectively, the “Aterian Transactions”) to fundamentally restructure its operations and capital position. The Company entered into a definitive Asset Purchase Agreement (the “Asset Purchase Agreement”) with Trademark Global, LLC (“Trademark Global”), marking a significant strategic shift in our business model. Pursuant to this agreement, Trademark Global will acquire substantially all assets and certain liabilities associated with our marquee brands—Mueller Living, PurSteam, hOmeLabs, Squatty Potty, Healing Solutions, and Photo Paper Direct—for $18 million in cash, subject to customary adjustments (the “Asset Sale”).

As these marquee brands represent a major portion of the Company’s historical operations and strategic direction, the results of these brands have been classified as discontinued operations in the consolidated financial statements for all periods presented. Following the closing of the Asset Sale, the Company expects to continue operating its remaining legacy brands, including Vremi and Xtava.

In conjunction with the Asset Sale, the Company also entered into a Securities Purchase Agreement with David E. Lazar for the issuance of Series AA and Series AAA Preferred Stock for aggregate gross proceeds of $7.0 million. This capital infusion, combined with the proceeds from the Asset Sale, is intended to restructure the Company’s balance sheet.

To provide a meaningful comparison of our ongoing business performance, the following discussion separately analyzes the results of our continuing operations and the impact of the discontinued operations for the periods presented.

Results of Continuing Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table sets forth the components of our results of continuing operations:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Net revenue	$18	$63	$(45)	(72.0)%
Cost of good sold	8	13	(5)	(40.2)%
Gross profit	10	50	(40)	(79.9)%
Operating expenses:
Sales and distribution	300	37	263	707.2%
General and administrative(1)	2,919	3,354	(435)	(13.0)%
Total operating expenses	3,219	3,391	(172)	(5.1)%
Operating loss	(3,209)	(3,341)	132	4.0%
Interest expense, net	226	175	51	29.1%
Change in fair value of warrant liabilities	—	(55)	55	100.0%
Other (income), net	—	(42)	(42)	(100.0)%
Loss from continuing operations	(3,435)	(3,419)	68	2.0%
Income taxes	—	—	—	—%
Loss from continuing operations, net of income taxes	(3,435)	(3,419)	68	2.0%

(1)	During the three months ended March 31, 2026 and 2025, $0.4 million and $0.6 million of stock-based compensation were included in general and administrative expenses on the Condensed Consolidated Statement of Operations.

Net Revenue

Net revenue decreased $45 thousand, or 72%, during the three months ended March 31, 2026 to $18 thousand, compared to $63 thousand for the three months ended March 31, 2025. The decrease in net revenue was primarily attributable to reduction in consumer demand due to the macroeconomic environment.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$8	$13	$(5)	(40.2)%
Gross profit	$10	$50	$(40)	(79.9)%

Cost of goods sold decreased $5 thousand, or 40.2%, during the three months ended March 31, 2026 to $8 thousand, compared to $13 thousand for the three months ended March 31, 2025, primarily from reduced sales volumes.

Gross profit decreased to 56.7% for the three months ended March 31, 2026 from 79.9% for the three months ended March 31, 2025. The decrease in gross profit was due primarily to product mix.

Sales and Distribution Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$300	$37	$263	707.2%

Sales and distribution expenses increased to $0.3 million for the three months ended March 31, 2026, from $37 thousand for the three months ended March 31, 2025. This increase is primarily attributable to severance relating to our January 2026 workforce reduction of $0.3 million.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$2,919	$3,354	$(435)	(13.0)%

The decrease in general and administrative expenses was primarily the result of a decrease of $0.3 million in headcount expense, a decrease of $0.3 million in miscellaneous expenses, and a decrease of $0.2 million in stock-compensation expense, partially offset by an increase of $0.4 million in professional fees.

Interest expense, net

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Interest expense, net	$226	$175	$51	29.1%

The increase in interest expense, net of $0.1 million is primarily relating to amortized fees of $69 thousand associated with the March 2026 amendment to lower the liquidity covenant and a decrease in interest income of $38 thousand partially offset by lower borrowings in the current period.

Change in fair market value of warrant liabilities

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Change in fair market value of warrant liabilities	$—	$(55)	$55	100.0%

The 2026 and 2025 activity is related to the change in fair market value of the warrant liabilities from the common stock warrants from our March 2022 equity raise of capital. The change in fair value of warrant liabilities during the three months ending March 31, 2026 primarily relates to the reduced share price compared to the prior period.

Results of Discontinued Operations

The following table sets forth the components of our results of discontinued operations:

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Net revenue	$12,414	$15,297	$(2,883)	(18.8)%
Cost of good sold	4,434	5,923	(1,489)	(25.1)%
Gross profit	7,980	9,374	(1,395)	(14.9)%
Operating expenses:
Sales and distribution(1)	7,187	9,624	(2,437)	(25.3)%
General and administrative	65	105	(40)	(37.9)%
Impairment loss on intangibles (2)	3,427	—	3,427	100.0%
Total operating expenses	10,679	9,729	950	9.8%
Operating loss	(2,699)	(355)	(2,344)	(660.4)%
Other (income) expense, net	(14)	102	116	(114.0)%
Loss before income taxes	(2,685)	(457)	(2,228)	(487.8)%
Provision for income taxes	(13)	(20)	7	(35.6)%
Loss from discontinued operations, net of income taxes	$(2,698)	$(477)	$(2,221)	(465.6)%

(1)	During the three months ended March 31, 2026 and 2025, $0.1 million and $0.2 million of stock-based compensation were included within Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations.
(2)	On April 27, 2026, the Company entered into a definitive Asset Purchase Agreement with Trademark Global, LLC, to sell certain marquee brands for $18 million in cash. Based on the definitive deal terms, specifically the $18.0 million base purchase price and the estimated purchase price adjustments, the Company evaluated the carrying value of its brand intangible assets. The Company determined that the estimated allocated proceeds from the Asset Purchase Agreement were lower than the carrying values for certain definite-lived brand assets. Accordingly, the Company recorded a non-cash impairment charge of $3.4 million during the first quarter of 2026. This charge, recorded within Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations, adjusts the carrying amount of the disposal group to its fair value less costs to sell, based on the $18.0 million cash consideration and estimated purchase price adjustments.

Net Revenue

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Direct	$12,368	$14,891	$(2,523)	(16.9)%
Wholesale	46	406	(360)	(88.7)%
Net revenue	$12,414	$15,297	$(2,883)	(18.8)%

Net revenue decreased $2.9 million, or 18.8%, during the three months ended March 31, 2026 to $12.4 million, compared to $15.3 million for the three months ended March 31, 2025. The decrease in net revenue was primarily attributable to the newly implemented tariffs which increased our cost of goods sold, prompting us to raise prices to mitigate the impact. These pricing actions, combined with the broader challenging macroeconomic environment, led to a reduction in unit volume as consumer demand softened at elevated price levels.

Cost of Goods Sold and Gross Profit

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Cost of goods sold	$4,434	$5,923	$(1,489)	(25.1)%
Gross profit	$7,980	$9,374	$(1,394)	(14.9)%

Cost of goods sold decreased $1.5 million, or 25.1%, during the three months ended March 31, 2026 to $4.4 million, compared to $5.9 million for the three months ended March 31, 2025, primarily from reduced sales volumes.

Gross profit increased to 64.3% for the three months ended March 31, 2026 from 60.9% for the three months ended March 31, 2025. The increase in gross profit was due primarily to product mix and higher average sales prices on certain products.

Sales and Distribution Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
Sales and distribution expenses	$7,187	$9,624	$(2,437)	(25.3)%

Sales and distribution expenses, which included e-commerce platform commissions, online advertising and logistics expenses (i.e., variable sales and distribution expense), decreased to $7.2 million for the three months ended March 31, 2026, from $9.7 million for the three months ended March 31, 2025. This decrease is primarily attributable to the decrease in the volume of products sold in the three months ended March 31, 2026, as our e-commerce platform commissions, online advertising, selling and logistics expenses decreased to $6.0 million in the three months ended March 31, 2026 as compared to $7.3 million in the prior year period.

Our sales and distribution fixed costs (e.g., salary and office expenses) including stock-based compensation decreased to $1.2 million for the three months ended March 31, 2026, from $2.3 million for the three months ended March 31, 2025. This decrease is primarily attributable to lower headcount expense of $0.6 million, lower miscellaneous expenses of $0.4 million, and lower stock-compensation expense of $0.1 million.

As a percentage of net revenue, sales and distribution expenses decreased to 58% for the three months ended March 31, 2026, from 63% for the three months ended March 31, 2025. E-commerce platform commissions, online advertising, selling and logistics expenses included within sales and distribution expenses, as a percentage of net revenue, stayed consistent at 48% for the three months ended March 31, 2026 and March 31, 2025.

General and Administrative Expenses

	Three Months Ended March 31,		Change
	2026	2025	Amount	%
	(in thousands, except percentages)
General and administrative expenses	$65	$105	$(40)	(37.9)%

The decrease in general and administrative expenses was primarily the result of a decrease of $40 thousand in logistics software expenses.

Impairment loss on intangibles

	Three Months Ended March 31,		Change
	2025	2026	Amount	%
	(in thousands, except percentages)
Impairment loss on intangibles	$3,427	$—	$3,427	100.0%

On April 27, 2026, the Company entered into a definitive Asset Purchase Agreement with Trademark Global, LLC, to sell certain marquee brands for $18 million in cash.  Based on the definitive deal terms, specifically the $18.0 million base purchase price and the estimated purchase price adjustments, the Company evaluated the carrying value of its brand intangible assets. The Company determined that the estimated allocated proceeds from the Asset Purchase Agreement were lower than the carrying values for certain definite-lived brand assets. Accordingly, the Company recorded a non-cash impairment charge of $3.4 million during the first quarter of 2026. This charge, recorded within Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations, adjusts the carrying amount of the disposal group to its fair value less costs to sell, based on the $18.0 million cash consideration and estimated purchase price adjustments.

Liquidity and Capital Resources

Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table provides information regarding our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026(1)	2025(1)
	(in thousands)
Cash used in operating activities	$(363)	$(3,868)
Cash used in investing activities	(4)	—
Cash used in (provided by) financing activities	(2,109)	440
Effect of exchange rate on cash	(63)	123
Net change in cash and restricted cash for the period	$(2,539)	$(3,305)

(1)	Includes amounts from discontinued operations, please see Note 3, Held for Sale Classification and Discontinued Operations Presentation for additional details.

Net Cash Used in Operating Activities

Net cash used in operating activities was $0.4 million for the three months ended March 31, 2026, primarily driven by net cash losses from operations of $2.0 million and a $1.6 million inflow from changes in working capital, mainly related to changes in accounts receivable, purchases of inventory, and payments of accounts payable.

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

Net Cash Used in Investing Activities

For the three months ended March 31, 2026, net cash used in investing activities was $4 thousand, primarily related to the purchase of fixed assets during the three months ended March 31, 2026.

For the three months ended March 31, 2025, no cash was used in investing activities.

Net Cash (Used in) Provided by Financing Activities

For the three months ended March 31, 2026, cash used in financing activities of $2.1 million primarily from the net repayments for our MidCap credit facility of $1.8 million and payment of insurance obligations of $0.3 million.

For the three months ended March 31, 2025, cash provided by financing activities of $0.4 million was primarily from the net borrowings for our MidCap credit facility of $0.5 million and payment of insurance obligations of $0.1 million.

Liquidity and Going Concern

On April 27, 2026, the Company entered into a series of definitive agreements (collectively, the “Aterian Transactions”) to fundamentally restructure its operations and capital position. Under the terms of an Asset Purchase Agreement with Trademark Global, LLC, the Company agreed to sell its marquee brands, including Mueller Living, PurSteam, hOmeLabs, Squatty Potty, Healing Solutions, and Photo Paper Direct, for $18 million in cash less transaction related costs. Simultaneously, the Company entered into a Securities Purchase Agreement with David E. Lazar for the issuance of Series AA and Series AAA Preferred Stock for aggregate gross proceeds of $7.0 million.

Upon the closing of these transactions, Mr. Lazar will hold approximately 95.13% of the Company’s fully diluted share capitalization. Management intends to utilize the proceeds from these transactions to satisfy existing debt obligations and provide working capital for our core ongoing business segments, which include the Vremi and Xtava brands. Following the change in control, the Company intends to leverage its retained assets and operational infrastructure to pursue a streamlined growth strategy.

In accordance with ASC 205-40, Going Concern, management evaluated whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these Condensed Consolidated Financial Statements are issued.

•

Since inception, we have incurred significant losses and used cash flows from operations to fund our enterprise. To preserve liquidity, we implemented fixed cost reduction plans in May 2025 and January 2026, resulting in a significant reduction in operating expenses. While these actions reduced our operating footprint, they were insufficient to offset macroeconomic pressures, such as tariffs and reduced consumer spending, necessitating the Aterian Transactions.

•	The closing of the Aterian Transactions is subject to significant conditions, most notably the receipt of stockholder approval for the Asset Sale and the issuance of common stock upon conversion of the Preferred Stock. Furthermore, the Asset Sale is contingent upon the Company achieving specific contribution margin targets. We intend to hold a special meeting of stockholders no later than July 20, 2026, to seek these approvals.
•	Ongoing global political instabilities, specifically the Iran conflict, are expected to result in higher costs for raw materials, energy, and transportation in the near term. These disruptions are anticipated to increase our cost of goods sold and have already contributed to higher marketplace fees due to rising oil prices. Such external pressures continue to negatively impact our operating results and cash flows, further underscoring the necessity of the Aterian Transactions to stabilize our capital position.
•
The Company is subject to a Credit and Security Agreement with MidCap Funding IV Trust. On March 13, 2026 (the "Fifth Amendment Effective Date"), the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations. While we were in compliance with our financial covenants as of March 31, 2026, our ability to maintain compliance beyond the current waiver period and meet future obligations is significantly dependent upon the successful closing of the Asset Sale and the Stock Sale.

Management’s plan to alleviate substantial doubt is centered on the consummation of the Aterian Transactions. If the Company is unable to obtain stockholder approval, or if the transactions otherwise fail to close, management may be required to implement alternative strategies. These may include seeking other strategic buyers, attempting to secure alternative high-cost financing, or a further drastic reduction in our operating footprint.

Furthermore, if the transactions are terminated under certain circumstances, the Company may be required to pay a termination fee of $1.1 million and reimburse expenses up to $0.6 million, which would further adversely impact our liquidity.

As the closing of the Aterian Transactions is subject to factors outside of the Company’s direct control, such as stockholder approval, management has concluded that these uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying Condensed Consolidated Financial Statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of the date of this filing, the Company has not yet received formal written confirmation from Nasdaq that it has regained compliance, as the closing bid price of the Company’s common stock has been at or above $1.00 per share for 10 consecutive business days, ending on May 14, 2026.

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

On March 13, 2026 (the "Fifth Amendment Effective Date"), the Company and its subsidiaries entered into Amendment No. 5 to its Credit and Security Agreement with MidCap Funding IV Trust. Under the terms of the amendment, the Company’s minimum liquidity covenant was reduced from $5.0 million to $3.5 million during the Minimum Liquidity Covenant Reduction Period. This reduction period commenced on the Fifth Amendment Effective Date and is subject to extension at the Company's option on a weekly basis through May 9, 2026, provided it remains in compliance with certain fee payment obligations.

The outstanding balance on the MidCap credit facility as of March 31, 2026 and December 31, 2025 was $2.5 million and $4.3 million, respectively. The Company had $1.1 million availability on the Midcap credit facility as of March 31, 2026. We are in compliance with the financial covenants contained within the Credit Agreement as of March 31, 2026.

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

Trade Policy—During 2025, the U.S. government announced a series of new tariff policies affecting imports from several countries, including China. While these actions impact a range of global trade flows, the new tariffs targeting imports from China are the most significant for our business. As a result of these tariffs, we experienced an increase in our cost of goods sold during the quarter ended March 31, 2026. In response, we implemented targeted price increases across affected product categories to partially offset the higher input costs. These pricing actions, however, contributed to a decline in unit volumes as consumer demand responded to the higher retail prices. We have implemented a range of mitigation strategies to address the impact of these tariffs on our supply chain and margins. These efforts include diversifying sourcing outside of China, renegotiating supplier terms, redesigning certain products to reduce tariff exposure, and implementing selective price increases where appropriate. We have implemented a range of mitigation strategies to address the impact of these tariffs on our supply chain and margins. These efforts include diversifying sourcing outside of China, renegotiating supplier terms, redesigning certain products to reduce tariff exposure, and implementing selective price increases where appropriate. We continue to evaluate additional structural and operational measures to further reduce tariff-related exposure.

Non-GAAP Financial Measures

On April 27, 2026, the Company entered into an Asset Purchase Agreement with Trademark Global, LLC, to sell the assets and liabilities associated with our marquee brands, including Mueller Living, PurSteam, hOmeLabs, Squatty Potty, Healing Solutions, and Photo Paper Direct. As these brands represented the substantial majority of our historical consolidated operations, their results are now classified as discontinued operations for all periods presented.

Consequently, management believes that historical Non-GAAP financial measures previously disclosed, including Adjusted EBITDA and Contribution Margin, no longer provide a meaningful basis for evaluating the Company’s ongoing performance or future prospects. Our remaining continuing operations consist primarily of smaller legacy brands, such as Vremi and Xtava, and residual corporate activities. Given this fundamental shift in our business profile and the ongoing transition of our leadership and capital structure, we have elected to omit the presentation of these Non-GAAP measures for the current period.

We intend to re-evaluate our performance metrics as our remaining operations evolve and will provide updated disclosures if management determines that such measures provide useful information to investors.

Critical Accounting Policies and Use of Estimates

As discussed in our Form 10-K for the fiscal year ended December 31, 2025, the discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in conformity with generally accepted accounting principles in the United States of America (“US GAAP”). The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the amounts of assets, liabilities, revenues and expenses reported in those consolidated financial statements. These judgments can be subjective and complex, and consequently, actual results could differ from those estimates. Our most critical accounting policies and estimates relate to revenue recognition; leases; impairment of intangible assets; impairment of long-lived assets; and income taxes (including uncertain tax positions). There have been no significant changes to the Company’s accounting policies subsequent to December 31, 2025.

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

On April 27, 2026, the Company entered into a definitive Asset Purchase Agreement with Trademark Global, LLC, to sell certain marquee brands for $18 million in cash.  Based on the definitive deal terms, specifically the $18.0 million base purchase price and the estimated purchase price adjustments, the Company evaluated the carrying value of its brand intangible assets. The Company determined that the estimated allocated proceeds from the Asset Purchase Agreement were lower than the carrying values for certain definite-lived brand assets. Accordingly, the Company recorded a non-cash impairment charge of $3.4 million during the first quarter of 2026. This charge, recorded within Loss from Discontinued Operations on the Condensed Consolidated Statement of Operations, adjusts the carrying amount of the disposal group to its fair value less costs to sell, based on the $18.0 million cash consideration and estimated purchase price adjustments.

We continue to closely monitor actual results versus expectations as well as whether and to what extent any significant changes in current events or conditions result in corresponding changes to our expectations about future estimated cash flows. If our adjusted expectations of the operating results do not materialize, we may be required to record intangible impairment charges, which may be material.

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

Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Risks Relating to Our Business

The Aterian Transactions are subject to significant conditions, including stockholder approval; failure to complete these transactions could materially harm our business and our ability to continue as a going concern.

On April 27, 2026, we entered into an Asset Purchase Agreement with Trademark Global, LLC and a Securities Purchase Agreement with David E. Lazar (collectively, the "Aterian Transactions"); however, there can be no assurance that we will obtain the necessary stockholder approvals or that other closing conditions will be satisfied. These transactions are subject to significant conditions, including the receipt of stockholder approval for the Asset Sale and the issuance of Common Stock upon conversion of the Preferred Stock, as well as our ability to achieve specific contribution margin targets. If the Aterian Transactions are not consummated, we will have incurred substantial legal, accounting, and advisory fees without the benefit of the $25 million in total anticipated gross proceeds, and we may be required to pay a termination fee of $1.1 million and reimburse up to $0.6 million of expenses under certain circumstances. Furthermore, our current liquidity position and our ability to remain in compliance with the covenants of our MidCap Credit Facility are significantly dependent on the closing of these transactions. A failure to close would likely impair our ability to continue as a going concern, and during the pendency of these transactions, we face ongoing operational risks including potential disruptions to business relationships with customers such as Amazon, Walmart, and Target, as well as broader macroeconomic hurdles.

The strategic investment made by David E. Lazar will result in a change in control and significant dilution of existing stockholders, giving a single investor outsized influence over our corporate strategy.

Existing stockholders will experience immediate and substantial dilution and a change in control as a result of the Aterian Transactions. Upon the Second SPA Closing and the subsequent conversion of the Series AA and Series AAA Preferred Stock, Mr. Lazar is expected to hold approximately 95.13% of our fully diluted share capitalization. This extreme concentration of ownership will give Mr. Lazar significantly outsized influence over our corporate strategy and all matters requiring stockholder approval, including the election of directors and the approval of significant corporate transactions. The interests of Mr. Lazar may differ from the interests of our other stockholders, and his ability to control the Company may have the effect of delaying or preventing a future change in control or other mergers that other stockholders might consider favorable.

The Company will dispose of substantially all of its revenue-generating assets upon the closing of the Asset Sale, and our future viability is subject to the successful execution of an unproven strategic pivot.

The Company will not have any material business assets following the consummation of the Asset Sale, as the sale to Trademark Global constitutes a sale of substantially all of our assets and revenue-generating operations, including our marquee brands. Consequently, our future viability will depend entirely on our ability to identify and consummate a "Post-Investment Transaction" or strategic "Pivot," which involves combining with a target company to create future growth opportunities. We may not be able to identify a suitable target company before our capital resources are depleted, and even if we do, there is no assurance that such a transaction will be successful or achieve anticipated benefits. Additionally, the final amount of net proceeds we receive from the Asset Sale remains subject to substantial uncertainty due to potential adjustments for net working capital, the satisfaction of unforeseen liabilities, and ongoing operational costs. There is also no guarantee that the Contingent Value Rights (CVRs) issued in connection with potential tariff refunds will result in any future cash payments to stockholders.

Our ability to retain key personnel may be adversely affected by the pending Asset Sale and our transition to new executive leadership.

The consummation of the Asset Sale and the strategic investment is subject to several conditions that may not be satisfied, including the receipt of stockholder approval. The uncertainty regarding the successful completion of these transactions, as well as the transition of leadership following the Second SPA Closing, may create significant anxiety regarding our future direction and ownership. This uncertainty could lead to increased employee attrition and further hinder our ability to attract and motivate key personnel. Additionally, the Asset Purchase Agreement requires the Company to maintain certain contribution margins, and any failure to meet these financial thresholds could jeopardize the closing of the sale, potentially impacting our ability to retain well-qualified employees.

Following the Second SPA Closing, David Lazar is expected to be appointed as the sole Chief Executive Officer, succeeding Arturo Rodriguez, which represents a significant shift in our senior management team. The loss of one or more of our key personnel during this transition period, or our inability to promptly identify suitable successors, could have an adverse effect on our business. Each of our executive officers and other employees could terminate their employment relationship with us at any time.

We have historically operated at a loss and we may never achieve or sustain continuous profitability or positive cash flows. Management has determined that there is substantial doubt about the Company's ability to continue as a going concern.

We have experienced significant after-tax losses for the three months ended March 31, 2026 and 2025. In addition, our costs have increased historically and may increase further in future periods, which could negatively affect our future operating results and ability to achieve and sustain long-term ongoing profitability. For example, we may need to continue to expend substantial financial and other resources on the ideation, sourcing and development of products, our technology infrastructure, sales and marketing, international expansion and general administration, including expenses related to being a public company. We have had to rely on a combination of cash flow from operations and new capital to sustain our business. Even though we have raised significant capital, there can be no assurance that we will ever achieve long-term continuous profitability. Even if we do, there can be no assurance that we will be able to maintain or increase profitability on a quarterly or annual basis. Failure to achieve or sustain profitability could have a material adverse effect on our business.

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

Significant increases in the cost and/or reductions in the availability of raw materials, energy, labor, transportation, and increases in tariffs and platform fees charged by marketplaces have negatively impacted our business, operating results, financial condition, and cash flows and may continue to negatively impact such items in the future. Our contract manufacturers purchase significant amounts of metals, plastics and other materials to manufacture our products. In addition, they also purchase significant amounts of electricity to supply the energy required in their production processes. Global political instabilities, including the Iran conflict, are expected to result in higher metal, plastic, electric, transportation and product costs, and may increase our cost of goods sold in the near term or impair our ability to obtain products at marketable rates or at all. We are heavily dependent on inbound sea, rail and truck freight. Disruptions in the global supply chain and freight networks, has, and may continue to limit inbound and outbound shipment capacity and increase our cost of goods sold and certain operating expenses. Further, the marketplaces on which we sell our products charge fees for selling, storage, advertising and fulfillment, all of which have historically increased, and we expect will continue to increase. Specifically, recent increases in oil prices have contributed to higher marketplace fees. The cost of raw materials, energy, labor, and transportation represents a significant portion of our cost of goods sold, while platform fees charged by marketplaces represent a significant portion of our operating expenses; these costs are not within our control and we have had limited success passing these on to customers. Our business, operating results, financial condition, and cash flows could be adversely affected by future increases in any of these costs. Additionally, the loss or disruption of essential manufacturing and supply elements such as raw materials or other finished product components, restricted transportation or increased freight costs, reduced workforce, or other manufacturing and distribution disruption could adversely impact our ability to meet our customers’ needs. Furthermore, it is not practical for us to mitigate our exposure to, nor are we able to accurately project the possible effect of foreign currency exchange rate fluctuations on our operating results due to our constantly changing exposure to various foreign currencies and the difficulty in predicting fluctuations in foreign currency exchange rates relative to the U.S. Dollar.

Recent escalations in geopolitical tensions in Iran, including significant combat operations and retaliatory strikes involving the United States and regional powers, have created substantial volatility in global energy and shipping markets. This conflict has led to disruptions in critical maritime routes and increased the risk of spiked freight insurance premiums and fuel surcharges for inbound shipments from our Asian suppliers. These macroeconomic pressures pose a direct threat to our operating results and could specifically impair our ability to achieve the contribution margin targets required as a condition to the closing of the Asset Purchase Agreement with Trademark Global. Furthermore, any sustained increase in shipping costs or delays in product availability would exacerbate the liquidity constraints that have historically affected our business and could interfere with our ability to maintain compliance with our existing credit facility prior to the anticipated influx of capital from the Aterian Transactions. If we are unable to successfully navigate these disruptions, the failure to close the pending Asset Sale and Stock Sale would have a material adverse effect on our financial condition and our ability to continue as a going concern.

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

On May 13, 2026, the company entered into a settlement agreement and general release to resolve this litigation. Under the terms of the agreement, the company agreed to pay a total settlement sum of $100,000 in exchange for a full release of all claims related to the purchase and use of the products. The agreement stipulates a voluntary dismissal of the claims with prejudice and includes customary provisions regarding confidentiality, non-disparagement, and a denial of any wrongdoing or liability by the company.

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

The strength of the U.S. economy has a significant impact on our performance. We are dependent on discretionary spending, which is affected by, among other things, unemployment rates, economic and political conditions worldwide, consumer confidence, energy and gasoline prices, interest and mortgage rates, the level of consumer debt and taxation, and financial markets, all of which are outside of our control. In particular, the ongoing conflict in Iran has contributed to increased gasoline and energy prices and heightened geopolitical uncertainty, which has negatively impacted discretionary spending at least in the short term, though these effects could be prolonged if the conflict continues or escalates. A continuing softening of demand, whether caused by changes in customer preferences, a weakening of the U.S. or global economies, or regional instability, may result in decreased revenue. We believe we have sustained a decline in the sales of our products in part due to the factors mentioned above, and any continued economic downturn or uncertainties in the U.S. or in other parts of the world could materially and adversely affect our business, operating results, financial condition, and cash flows.

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

On February 20, 2026, the U.S. Supreme Court ruled in Learning Resources Inc. v. Trump that the International Emergency Economic Powers Act does not authorize the President to impose sweeping revenue-raising tariffs, invalidating previous broad reciprocal duties. In response, the administration immediately transitioned to a 10% baseline tariff under Section 122 of the Trade Act of 1974, effective February 24, 2026. These tariffs are subject to a 150-day statutory limit (expiring July 24, 2026) unless extended by Congress.

On May 7, 2026, the U.S. Court of International Trade (CIT) ruled in Burlap and Barrel, Inc. v. Trump that these Section 122 tariffs are unlawful, finding the administration exceeded its statutory authority. However, because the CIT limited its permanent injunction only to the specific plaintiffs in that case, the federal government continues to collect the 10% duty from all other importers, including the Company. We expect the administration to appeal this decision, and there is significant uncertainty regarding whether the tariffs will be stayed, if Congress will provide a legislative extension, or if the administration will pivot to alternative authorities, such as Section 301 investigations, to maintain or increase duty levels. Any prolonged collection of these duties, or the imposition of higher replacement tariffs, could materially increase our cost of goods sold and adversely affect our operating results.

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

As of the date of this filing, the Company has not yet received formal written confirmation from Nasdaq that it has regained compliance, as the closing bid price of the Company’s common stock has been at or above $1.00 per share for 10 consecutive business days, ending on May 14, 2026.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans. During the three months ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File Number	Filing Date	Exhibit

10.1+	Asset Purchase Agreement, dated as of April 27, 2026, by and between Aterian, Inc. and Trademark Global, LLC	8-K	001-38937	4/29/2026	10.1

10.2+	Securities Purchase Agreement, dated as of April 27, 2026, by and between Aterian, Inc. and David Lazar	8-K	001-38937	4/29/2026	10.2

10.3+	Amendment No. 5 to that certain Credit and Security Agreement, dated as March 13, 2026, by and Aterian, Inc. and its subsidiaries party thereto as “Credit Parties,” the lenders party thereto from time to time and Midcap Funding IV Trust, as administrative agent.	8-K	001-38937	3/17/2026	10.1

31.1*	Certifications of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

31.2*	Certifications of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934.

32.1**	Certifications of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL)

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

ATERIAN, INC.

Date: May 15, 2026	By:	/s/ Arturo Rodriguez
Arturo Rodriguez
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2026	By:	/s/ Joshua Feldman
Joshua Feldman
Chief Financial Officer (Principal Financial Officer)